Form 10-Q
period 2017-03-31
INTERNATIONAL BUSINESS MACHINES CORP
filed 2017-04-25
CIK 51143

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10 - Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 2017

1-2360

(Commission file number)

INTERNATIONAL BUSINESS MACHINES CORPORATION

(Exact name of registrant as specified in its charter)

New York	13-0871985
(State of incorporation)	(IRS employer identification number)

Armonk, New York	10504
(Address of principal executive offices)	(Zip Code)

914-499-1900

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes  ☒      No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      Yes  ☒      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act).  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The registrant had 939,496,884 shares of common stock outstanding at March 31, 2017.

Part I - Financial Information

Item 1. Consolidated Financial Statements:

INTERNATIONAL BUSINESS MACHINES CORPORATION

AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF EARNINGS

(UNAUDITED)

	Three Months Ended March 31,
(Dollars in millions except per share amounts)	2017	2016
Revenue:
Services	$12,342	$12,391
Sales	5,404	5,879
Financing	409	414
Total revenue	18,155	18,684
Cost:
Services	8,553	8,382
Sales	1,551	1,378
Financing	279	238
Total cost	10,383	9,999
Gross profit	7,772	8,686
Expense and other (income):
Selling, general and administrative	5,152	6,012
Research, development and engineering	1,533	1,458
Intellectual property and custom development income	(445)	(217)
Other (income) and expense	(28)	253
Interest expense	135	147
Total expense and other (income)	6,348	7,652
Income from continuing operations before income taxes	1,424	1,034
Provision for/(benefit from) income taxes	(329)	(983)
Income from continuing operations	$1,753	$2,016
Loss from discontinued operations, net of tax	(3)	(3)
Net income	$1,750	$2,014

Earnings/(loss) per share of common stock:
Assuming dilution:
Continuing operations	$1.85	$2.09
Discontinued operations	0.00	0.00
Total	$1.85	$2.09
Basic:
Continuing operations	$1.86	$2.09
Discontinued operations	0.00	0.00
Total	$1.86	$2.09

Weighted-average number of common shares outstanding: (millions)
Assuming dilution	947.8	964.4
Basic	942.4	961.7

Cash dividend per common share	$1.40	$1.30

(Amounts may not add due to rounding.)

(The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION

AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended March 31,
(Dollars in millions)	2017	2016
Net income	$1,750	$2,014
Other comprehensive income/(loss), before tax:
Foreign currency translation adjustments	161	239
Net changes related to available-for-sale securities:
Unrealized gains/(losses) arising during the period	(1)	(36)
Reclassification of (gains)/losses to net income	1	37
Total net changes related to available-for-sale securities	0	1
Unrealized gains/(losses) on cash flow hedges:
Unrealized gains/(losses) arising during the period	(33)	(265)
Reclassification of (gains)/losses to net income	(98)	(91)
Total unrealized gains/(losses) on cash flow hedges	(130)	(356)
Retirement-related benefit plans:
Prior service costs/(credits)	0	—
Net (losses)/gains arising during the period	61	(147)
Curtailments and settlements	(1)	5
Amortization of prior service (credits)/costs	(21)	(25)
Amortization of net (gains)/losses	710	690
Total retirement-related benefit plans	748	522
Other comprehensive income/(loss), before tax	779	406
Income tax (expense)/benefit related to items of other comprehensive income	(92)	202
Other comprehensive income/(loss)	688	608
Total comprehensive income/(loss)	$2,438	$2,622

(Amounts may not add due to rounding.)

(The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION

AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF FINANCIAL POSITION

(UNAUDITED)

ASSETS

	At March 31,	At December 31,
(Dollars in millions)	2017	2016
Assets:
Current assets:
Cash and cash equivalents	$10,096	$7,826
Marketable securities	599	701
Notes and accounts receivable - trade (net of allowances of $302 in 2017 and $290 in 2016)	8,377	9,182
Short-term financing receivables (net of allowances of $351 in 2017 and $337 in 2016)	16,362	19,006
Other accounts receivable (net of allowances of $38 in 2017 and $48 in 2016)	1,130	1,057
Inventories, at lower of average cost or market:
Finished goods	423	358
Work in process and raw materials	1,186	1,195
Total inventories	1,609	1,553
Prepaid expenses and other current assets	4,715	4,564
Total current assets	42,889	43,888
Property, plant and equipment	30,681	30,133
Less: Accumulated depreciation	19,816	19,303
Property, plant and equipment — net	10,865	10,830
Long-term financing receivables (net of allowances of $99 in 2017 and $101 in 2016)	8,502	9,021
Prepaid pension assets	3,491	3,034
Deferred taxes	6,457	5,224
Goodwill	36,307	36,199
Intangible assets — net	4,436	4,688
Investments and sundry assets	4,549	4,585
Total assets	$117,495	$117,470

(Amounts may not add due to rounding.)

(The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION

AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF FINANCIAL POSITION — (CONTINUED)

(UNAUDITED)

LIABILITIES AND EQUITY

	At March 31,	At December 31,
(Dollars in millions)	2017	2016
Liabilities:
Current liabilities:
Taxes	$2,747	$3,235
Short-term debt	8,340	7,513
Accounts payable	5,324	6,209
Compensation and benefits	3,197	3,577
Deferred income	12,351	11,035
Other accrued expenses and liabilities	4,522	4,705
Total current liabilities	36,481	36,275
Long-term debt	34,441	34,655
Retirement and nonpension postretirement benefit obligations	16,967	17,070
Deferred income	3,557	3,600
Other liabilities	7,601	7,477
Total liabilities	99,047	99,078
Equity:
IBM stockholders’ equity:
Common stock, par value $0.20 per share, and additional paid-in capital	54,104	53,935
Shares authorized: 4,687,500,000
Shares issued: 2017 - 2,226,175,975
2016 - 2,225,116,815
Retained earnings	153,292	152,759
Treasury stock - at cost	(160,359)	(159,050)
Shares: 2017 - 1,286,679,091
2016 - 1,279,249,412
Accumulated other comprehensive income/(loss)	(28,710)	(29,398)
Total IBM stockholders’ equity	18,327	18,246
Noncontrolling interests	121	146
Total equity	18,448	18,392
Total liabilities and equity	$117,495	$117,470

(Amounts may not add due to rounding.)

(The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION

AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
(Dollars in millions)	2017	2016
Cash flows from operating activities:
Net income	$1,750	$2,014
Adjustments to reconcile net income to cash provided by operating activities
Depreciation	709	677
Amortization of intangibles	390	347
Stock-based compensation	129	133
Net (gain)/loss on asset sales and other	13	172
Changes in operating assets and liabilities, net of acquisitions/divestitures	964	2,187	* **
Net cash provided by operating activities	3,955	5,530	* **

Cash flows from investing activities:
Payments for property, plant and equipment	(740)	(956)
Proceeds from disposition of property, plant and equipment	58	129
Investment in software	(137)	(144)
Acquisition of businesses, net of cash acquired	(109)	(2,590)
Divestitures of businesses, net of cash transferred	(1)	47
Non-operating finance receivables — net	1,570	1,500	*
Purchases of marketable securities and other investments	(1,273)	(1,041)
Proceeds from disposition of marketable securities and other investments	981	1,169
Net cash (used in)/provided by investing activities	350	(1,886	)*

Cash flows from financing activities:
Proceeds from new debt	2,887	8,085
Payments to settle debt	(1,531)	(2,211)
Short-term borrowings/(repayments) less than 90 days — net	(880)	(910)
Common stock repurchases	(1,293)	(939)
Common stock repurchases for tax withholdings	(50)	(27	)**
Common stock transactions — other	54	59
Cash dividends paid	(1,321)	(1,250)
Net cash (used in)/provided by financing activities	(2,134)	2,806	**

Effect of exchange rate changes on cash and cash equivalents	100	217
Net change in cash and cash equivalents	2,270	6,668

Cash and cash equivalents at January 1	7,826	7,686
Cash and cash equivalents at March 31	$10,096	$14,354

*   Revised classification of certain financing receivables.

** Reclassified to reflect adoption of the FASB guidance on share-based compensation.

(Amounts may not add due to rounding.)

(The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION

AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(UNAUDITED)

	Common
	Stock and			Accumulated
	Additional			Other	Total IBM	Non-
	Paid-in	Retained	Treasury	Comprehensive	Stockholders’	Controlling	Total
(Dollars in millions)	Capital	Earnings	Stock	Income/(Loss)	Equity	Interests	Equity
Equity - January 1, 2017	$53,935	$152,759	$(159,050)	$(29,398)	$18,246	$146	$18,392
Cumulative effect of change in accounting principle *		102			102		102

Net income		1,750			1,750		1,750
Other comprehensive income/(loss)				688	688		688
Total comprehensive income/(loss)					$2,438		$2,438
Cash dividends paid — common stock		(1,321)			(1,321)		(1,321)
Common stock issued under employee plans (1,059,160 shares)	169				169		169
Purchases (289,364 shares) and sales (43,179 shares) of treasury stock under employee plans — net		1	(45)		(44)		(44)
Other treasury shares purchased, not retired (7,183,494 shares)			(1,264)		(1,264)		(1,264)
Changes in noncontrolling interests						(25)	(25)
Equity - March 31, 2017	$54,104	$153,292	$(160,359)	$(28,710)	$18,327	$121	$18,448

	Common
	Stock and			Accumulated
	Additional			Other	Total IBM	Non-
	Paid-in	Retained	Treasury	Comprehensive	Stockholders’	Controlling	Total
(Dollars in millions)	Capital	Earnings	Stock	Income/(Loss)	Equity	Interests	Equity
Equity - January 1, 2016	$53,262	$146,124	$(155,518)	$(29,607)	$14,262	$162	$14,424

Net income		2,014			2,014		2,014
Other comprehensive income/(loss)				608	608		608
Total comprehensive income/(loss)					$2,622		$2,622
Cash dividends paid — common stock		(1,250)			(1,250)		(1,250)
Common stock issued under employee plans (1,049,083 shares)	185				185		185
Purchases (216,803 shares) and sales (40,129 shares) of treasury stock under employee plans — net		0	(22)		(22)		(22)
Other treasury shares purchased, not retired (6,639,282 shares)			(863)		(863)		(863)
Changes in other equity	(9)				(9)		(9)
Changes in noncontrolling interests						(14)	(14)
Equity - March 31, 2016	$53,439	$146,888	$(156,404)	$(28,998)	$14,925	$147	$15,072

* Reflects the adoption of the FASB guidance on intra-entity transfers of assets.

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amount of assets, liabilities, revenue, costs, expenses and other comprehensive income/(loss) that are reported in the Consolidated Financial Statements and accompanying disclosures. These estimates are based on management’s best knowledge of current events, historical experience, actions that the company may undertake in the future and on various other assumptions that are believed to be reasonable under the circumstances. As a result, actual results may be different from these estimates. Refer to the company’s 2016 Annual Report on pages 71 to 74, for a discussion of the company’s critical accounting estimates.

The company revised the classification of certain financing receivables for the three months ended March 31, 2016, decreasing net cash provided by operating activities and net cash used in investing activities in the amount of $142 million, which the company concluded to be immaterial to the period presented. The twelve-month revision for the period ended December 31, 2016 was provided in the company’s 2016 Annual Report on page 26. There was no impact to total GAAP cash flows or free cash flow.

For the three months ended March 31, 2017, the company’s benefit from income taxes was $329 million, and its effective tax rate was (23.1) percent. This was primarily driven by a discrete tax benefit of $582 million from a first-quarter 2017 transaction accounted for under the new Financial Accounting Standards Board (FASB) guidance related to intra-entity transfers of assets. This benefit was partially offset by a discrete tax charge related to foreign audit activity of $99 million. In the first quarter of 2016, the company reported a benefit from income taxes of $983 million, and its effective tax rate was (95.1) percent, primarily driven by the resolution of a long-standing Japan tax matter in February 2016. Refer to note 2, “Accounting Changes,” and the Taxes section of the Management Discussion for additional information.

Noncontrolling interest amounts of $3.6 million and $1.3 million, net of tax, for the three months ended March 31, 2017 and 2016, respectively, are included as a reduction within other (income) and expense in the Consolidated Statement of Earnings.

Interim results are not necessarily indicative of financial results for a full year. The information included in this Form 10-Q should be read in conjunction with the company’s 2016 Annual Report.

Within the financial statements and tables presented, certain columns and rows may not add due to the use of rounded numbers for disclosure purposes. Percentages presented are calculated from the underlying whole-dollar amounts. Certain prior year amounts have been reclassified to conform to the current year presentation. This is annotated where applicable.

2. Accounting Changes:

New Standards to be Implemented

In March 2017, the FASB issued guidance that impacts the presentation of net periodic pension and postretirement benefit costs. Under the guidance, the service cost component of net benefit cost will continue to be presented in the same line items as other employee compensation costs, unless eligible for capitalization in the Consolidated Statement of Financial Position. The other components of net benefit costs will be presented separately from service cost as non-operating costs in the Consolidated Statement of Earnings or Notes to the Consolidated Financial Statements. The guidance is effective January 1, 2018 with early adoption permitted. The company will adopt the guidance as of the effective date. The guidance is primarily a change in financial statement presentation and is not expected to have a material impact in the consolidated financial results.

In June 2016, the FASB issued guidance for credit impairment based on an expected loss model rather than an incurred loss model. The guidance requires the consideration of all available relevant information when estimating expected credit losses, including past events, current conditions and forecasts and their implications for expected credit losses. The guidance is effective January 1, 2020 with a one year early adoption permitted. The company is evaluating the impact of the new guidance.

Notes to Consolidated Financial Statements — (continued)

In February 2016, the FASB issued guidance which changes the accounting for leases. The guidance requires lessees to recognize right-of-use assets and lease liabilities for most leases in the Consolidated Statement of Financial Position. The guidance makes some changes to lessor accounting, including the elimination of the use of third-party residual value guarantee insurance in the capital lease test, and overall aligns with the new revenue recognition guidance. The guidance also requires qualitative and quantitative disclosures to assess the amount, timing and uncertainty of cash flows arising from leases. The guidance is effective January 1, 2019 and early adoption is permitted. The company will adopt the guidance as of the effective date. A cross-functional implementation team has been established which is evaluating the lease portfolio, system, process and policy change requirements. The company is currently evaluating the impact of the new guidance on its consolidated financial results and expects it will have a material impact on the Consolidated Statement of Financial Position. The company’s operating lease commitments were $6.9 billion at December 31, 2016. In 2016, the use of third-party residual value guarantee insurance resulted in the company recognizing $220 million of sales-type lease revenue that would otherwise have been recognized over the lease period as operating lease revenue.

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

Given the scope of work required to implement the recognition and disclosure requirements under the new standard, the company began its assessment process in 2014 and has since made significant progress, including identification of changes to policy, processes, systems and controls. This also includes the assessment of data availability and presentation necessary to meet the additional disclosure requirements of the guidance in the Notes to the Consolidated Financial Statements.

The company expects revenue recognition for its broad portfolio of hardware, software and services offerings to remain largely unchanged. However, the guidance is expected to change the timing of revenue recognition in certain areas, including accounting for certain software licenses. These impacts are not expected to be material. The company expects to continue to recognize revenue for term license (recurring license charge) software arrangements on a monthly basis over the period that the client is entitled to use the license due to the contractual terms in these arrangements.

Since the company currently expenses sales commissions as incurred, the requirement in the new standard to capitalize certain in-scope sales commissions is being evaluated to determine its potential impact in the consolidated financial statements in the year of adoption. There will be no impact to cash flows.

The company continues to assess all potential impacts of the guidance and given normal ongoing business dynamics, preliminary conclusions are subject to change.

Standards Implemented

In January 2017, the FASB issued guidance which clarifies the definition of a business. The guidance provides a more robust framework to use in determining when a set of assets and activities acquired or sold is a business. The guidance is effective January 1, 2018 and early adoption is permitted. The company adopted the guidance effective January 1, 2017, and it did not have a material impact in the consolidated financial results.

In October 2016, the FASB issued guidance which requires an entity to recognize the income tax consequences of intra-entity transfers of assets, other than inventory, at the time of transfer. Assets within the scope of the guidance include intellectual property and property, plant and equipment. The guidance is effective January 1, 2018 and early adoption is

Notes to Consolidated Financial Statements — (continued)

permitted. The company adopted the guidance on January 1, 2017 using the required modified retrospective method. At adoption, $95 million and $47 million were reclassified from investments and sundry assets and prepaid expenses and other current assets, respectively into retained earnings. Additionally, net deferred taxes of $244 million were established in deferred taxes in the Consolidated Statement of Financial Position, resulting in a cumulative-effect net credit to retained earnings of $102 million. In January 2017, the company had one transaction that generated a $582 million benefit to income tax expense, income from continuing operations and net income and a benefit to basic and diluted earnings per share of $0.62 and $0.61 per share, respectively, for the three months ended March 31, 2017. The ongoing impact of this guidance will be dependent on any transaction that is within its scope.

In March 2016, the FASB issued guidance which changes the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification in the Consolidated Statement of Cash Flows. The guidance was effective and adopted by the company on January 1, 2017, and it did not have a material impact in the Consolidated Statement of Financial Position. The ongoing impact of the guidance could result in increased volatility in the provision for income taxes and earnings per share in the Consolidated Statement of Earnings, depending on the company’s share price at exercise or vesting of share-based awards compared to grant date, however these impacts are not expected to be material. These impacts are recorded on a prospective basis. See note 5, “Stock-Based Compensation,” for additional information. The company continues to estimate forfeitures in conjunction with measuring stock-based compensation cost. The guidance also requires cash payments on behalf of employees for shares directly withheld for taxes to be presented as financing outflows in the Consolidated Statement of Cash Flows. Prior to adoption, the company reported this activity as an operating cash outflow and as a result, prior periods have been reclassified as required.

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

Notes to Consolidated Financial Statements — (continued)

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

Non-financial assets such as property, plant and equipment, land, goodwill and intangible assets are also subject to nonrecurring fair value measurements if they are deemed to be impaired. The impairment models used for nonfinancial assets depend on the type of asset. During the three months ended March 31, 2016, a pre-tax impairment charge related to certain property, plant and equipment of $252 million was recorded. There were no material impairments of non-financial assets for the three months ended March 31, 2017.

Accounting guidance permits the measurement of eligible financial assets, financial liabilities and firm commitments at fair value, on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. This election is irrevocable. The company has not applied the fair value option to any eligible assets or liabilities.

The following tables present the company’s financial assets and financial liabilities that are measured at fair value on a recurring basis at March 31, 2017 and December 31, 2016.

Notes to Consolidated Financial Statements — (continued)

(Dollars in millions)
At March 31, 2017	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (1)
Time deposits and certificates of deposit	$—	$5,720	$—	$5,720
Money market funds	1,440	—	—	1,440
Total	1,440	5,720	—	7,160	(6)
Debt securities - current (2)	—	599	—	599	(6)
Debt securities - noncurrent (3)	1	6	—	7
Available-for-sale equity investments (3)	5	—	—	5
Derivative assets (4)
Interest rate contracts	—	498	—	498
Foreign exchange contracts	—	389	—	389
Equity contracts	—	6	—	6
Total	—	894	—	894	(7)
Total assets	$1,447	$7,218	$—	$8,665	(7)
Liabilities:
Derivative liabilities (5)
Foreign exchange contracts	$—	$155	$—	$155
Equity contracts	—	6	—	6
Interest rate contracts	—	5	—	5
Total liabilities	$—	$166	$—	$166	(7)

(1) Included within cash and cash equivalents in the Consolidated Statement of Financial Position.

(2) U.S. government securities reported as marketable securities in the Consolidated Statement of Financial Position.

(3) Included within investments and sundry assets in the Consolidated Statement of Financial Position.

(4) The gross balances of derivative assets contained within prepaid expenses and other current assets, and investments and sundry assets in the Consolidated Statement of Financial Position at March 31, 2017 were $348 million and $546 million, respectively.

(5) The gross balances of derivative liabilities contained within other accrued expenses and liabilities, and other liabilities in the Consolidated Statement of Financial Position at March 31, 2017 were $130 million and $35 million, respectively.

(6) Available-for-sale securities with carrying values that approximate fair value.

(7) If derivative exposures covered by a qualifying master netting agreement had been netted in the Consolidated Statement of Financial Position, the total derivative asset and liability positions each would have been reduced by $122 million.

Notes to Consolidated Financial Statements — (continued)

(Dollars in millions)
At December 31, 2016	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (1)
Time deposits and certificates of deposit	$—	$3,629	$—	$3,629
Money market funds	1,204	—	—	1,204
Total	1,204	3,629	—	4,832	(6)
Debt securities - current (2)	—	699	—	699	(6)
Debt securities - noncurrent (3)	1	6	—	8
Available-for-sale equity investments (3)	7	—	—	7
Derivative assets (4)
Interest rate contracts	—	555	—	555
Foreign exchange contracts	—	560	—	560
Equity contracts	—	11	—	11
Total	—	1,126	—	1,126	(7)
Total assets	$1,212	$5,460	$—	$6,672	(7)
Liabilities:
Derivative liabilities (5)
Foreign exchange contracts	$—	$188	$—	$188
Equity contracts	—	10	—	10
Interest rate contracts	—	8	—	8
Total liabilities	$—	$206	$—	$206	(7)

(1) Included within cash and cash equivalents in the Consolidated Statement of Financial Position.

(2) U.S government securities reported as marketable securities in the Consolidated Statement of Financial Position.

(3) Included within investments and sundry assets in the Consolidated Statement of Financial Position.

(4) The gross balances of derivative assets contained within prepaid expenses and other current assets, and investments and sundry assets in the Consolidated Statement of Financial Position at December 31, 2016 were $532 million and $594 million, respectively.

(5) The gross balances of derivative liabilities contained within other accrued expenses and liabilities, and other liabilities in the Consolidated Statement of Financial Position at December 31, 2016 were $145 million and $61 million, respectively.

(6) Available-for-sale securities with carrying values that approximate fair value.

(7) If derivative exposures covered by a qualifying master netting agreement had been netted in the Consolidated Statement of Financial Position, the total derivative asset and liability positions each would have been reduced by $116 million.

There were no transfers between Levels 1 and 2 for the three months ended March 31, 2017 and the year ended December 31, 2016.

Financial Assets and Liabilities Not Measured at Fair Value

Short-Term Receivables and Payables

Notes and other accounts receivable and other investments are financial assets with carrying values that approximate fair value. Accounts payable, other accrued expenses and short-term debt (excluding the current portion of long-term debt) are financial liabilities with carrying values that approximate fair value. If measured at fair value in the financial statements, these financial instruments would be classified as Level 3 in the fair value hierarchy, except for short-term debt, which would be classified as Level 2.

Loans and Long-term Receivables

Fair values are based on discounted future cash flows using current interest rates offered for similar loans to clients with similar credit ratings for the same remaining maturities. At March 31, 2017 and December 31, 2016, the difference between the carrying amount and estimated fair value for loans and long-term receivables was immaterial. If measured at fair value in the financial statements, these financial instruments would be classified as Level 3 in the fair value hierarchy.

Notes to Consolidated Financial Statements — (continued)

Long-Term Debt

Fair value of publicly-traded long-term debt is based on quoted market prices for the identical liability when traded as an asset in an active market. For other long-term debt for which a quoted market price is not available, an expected present value technique that uses rates currently available to the company for debt with similar terms and remaining maturities is used to estimate fair value. The carrying amount of long-term debt was $34,441 million and $34,655 million, and the estimated fair value was $36,733 million and $36,838 million at March 31, 2017 and December 31, 2016, respectively. If measured at fair value in the financial statements, long-term debt (including the current portion) would be classified as Level 2 in the fair value hierarchy.

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

		Gross	Gross
(Dollars in millions)	Adjusted	Unrealized	Unrealized	Fair
At March 31, 2017:	Cost	Gains	Losses	Value
Debt securities — noncurrent(1)	$5	$2	$—	$7
Available-for-sale equity investments(1)	$1	$4	$0	$5

(1) Included within investments and sundry assets in the Consolidated Statement of Financial Position.

		Gross	Gross
(Dollars in millions)	Adjusted	Unrealized	Unrealized	Fair
At December 31, 2016:	Cost	Gains	Losses	Value
Debt securities — noncurrent(1)	$5	$3	$—	$8
Available-for-sale equity investments(1)	$3	$5	$0	$7

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

Sales of debt and available-for-sale equity investments during the period were as follows:

(Dollars in millions)
For the three months ended March 31:	2017	2016
Proceeds	$5	$148
Gross realized gains (before taxes)	1	—
Gross realized losses (before taxes)	2	37

Notes to Consolidated Financial Statements — (continued)

The after-tax net unrealized holding gains/(losses) on available-for-sale debt and marketable equity securities that have been included in other comprehensive income/(loss) for the period and the after-tax net (gains)/losses reclassified from accumulated other comprehensive income/(loss) to net income were as follows:

(Dollars in millions)
For the three months ended March 31:	2017	2016
Net unrealized gains/(losses) arising during the period	$(1)	$(22)
Net unrealized (gains)/losses reclassified to net income*	1	23

* There were no writedowns for the three months ended March 31, 2017 and 2016, respectively.

The contractual maturities of substantially all available-for-sale debt securities are less than one year at March 31, 2017.

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

The company is also a party to collateral security arrangements with most of its major derivative counterparties. These arrangements require the company to hold or post collateral (cash or U.S. Treasury securities) when the derivative fair values exceed contractually established thresholds. Posting thresholds can be fixed or can vary based on credit default swap pricing or credit ratings received from the major credit agencies. The aggregate fair value of all derivative instruments under these collateralized arrangements that were in a liability position at March 31, 2017 and December 31, 2016 was $4 million and $11 million, respectively, for which no collateral was posted at either date. Full collateralization of these agreements would be required in the event that the company’s credit rating falls below investment grade or if its credit default swap spread exceeds 250 basis points, as applicable, pursuant to the terms of the collateral security arrangements. The aggregate fair value of derivative instruments in asset positions as of March 31, 2017 and December 31, 2016 was $894 million and $1,126 million, respectively. This amount represents the maximum exposure to loss at the reporting date if the counterparties failed to perform as contracted. This exposure was reduced by $122 million and $116 million at March 31, 2017 and December 31, 2016, respectively, of liabilities included in master netting arrangements with those counterparties. Additionally, at March 31, 2017 and December 31, 2016, this exposure was reduced by $91 million and $141 million of cash collateral, respectively, and $35 million of non-cash collateral in U.S. Treasury securities at December 31, 2016.  There were no non-cash collateral balances in U.S. Treasury securities at March 31, 2017. At March 31, 2017 and December 31, 2016, the net exposure related to derivative assets recorded in the Consolidated Statement of Financial Position was $681 million and $834 million, respectively.  At March 31, 2017 and December 31, 2016, the net exposure related to derivative liabilities recorded in the Consolidated Statement of Financial Position was $44 million and $90 million, respectively.

In the Consolidated Statement of Financial Position, the company does not offset derivative assets against liabilities in master netting arrangements nor does it offset receivables or payables recognized upon payment or receipt of cash collateral against the fair values of the related derivative instruments. No amount was recognized in other receivables at March 31, 2017 or December 31, 2016 for the right to reclaim cash collateral. The amount recognized in accounts payable for the obligation to return cash collateral was $91 million and $141 million at March 31, 2017 and December 31, 2016, respectively. The company restricts the use of cash collateral received to rehypothecation, and therefore reports it in prepaid

Notes to Consolidated Financial Statements — (continued)

expenses and other current assets in the Consolidated Statement of Financial Position. No amount was rehypothecated at March 31, 2017 and December 31, 2016.

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

Interest Rate Risk

Fixed and Variable Rate Borrowings

The company issues debt in the global capital markets to fund its operations and financing business. Access to cost-effective financing can result in interest rate mismatches with the underlying assets. To manage these mismatches and to reduce overall interest cost, the company uses interest-rate swaps to convert specific fixed-rate debt issuances into variable-rate debt (i.e., fair value hedges) and to convert specific variable-rate debt issuances into fixed-rate debt (i.e., cash flow hedges). At March 31, 2017 and December 31, 2016, the total notional amount of the company’s interest rate swaps was $7.3 billion at both periods. The weighted-average remaining maturity of these instruments at March 31, 2017 and December 31, 2016 was approximately 6.0 years and 6.2 years, respectively.

Forecasted Debt Issuance

The company is exposed to interest rate volatility on future debt issuances. To manage this risk, the company may use forward starting interest-rate swaps to lock in the rate on the interest payments related to the forecasted debt issuance. These swaps are accounted for as cash flow hedges. The company did not have any derivative instruments relating to this program outstanding at March 31, 2017 and December 31, 2016.

At March 31, 2017 and December 31, 2016, net gains of less than $1 million (before taxes), respectively, were recorded in accumulated other comprehensive income/(loss) in connection with cash flow hedges of the company’s borrowings. Within these amounts, less than $1 million of gains, respectively, are expected to be reclassified to net income within the next 12 months, providing an offsetting economic impact against the underlying transactions.

Foreign Exchange Risk

Long-Term Investments in Foreign Subsidiaries (Net Investment)

A large portion of the company’s foreign currency denominated debt portfolio is designated as a hedge of net investment in foreign subsidiaries to reduce the volatility in stockholders’ equity caused by changes in foreign currency exchange rates in the functional currency of major foreign subsidiaries with respect to the U.S. dollar. The company also uses cross-currency swaps and foreign exchange forward contracts for this risk management purpose. At March 31, 2017 and December 31, 2016, the total notional amount of derivative instruments designated as net investment hedges was $6.4 billion and $6.7 billion, respectively. At March 31, 2017 and December 31, 2016, the weighted-average remaining maturity of these instruments was approximately 0.2 years at both periods.

Anticipated Royalties and Cost Transactions

The company’s operations generate significant nonfunctional currency, third-party vendor payments and intercompany payments for royalties and goods and services among the company’s non-U.S. subsidiaries and with the parent company. In anticipation of these foreign currency cash flows and in view of the volatility of the currency markets, the company selectively employs foreign exchange forward contracts to manage its currency risk. These forward contracts are accounted

Notes to Consolidated Financial Statements — (continued)

for as cash flow hedges. The maximum length of time over which the company has hedged its exposure to the variability in future cash flows is four years. At March 31, 2017 and December 31, 2016, the total notional amount of forward contracts designated as cash flow hedges of forecasted royalty and cost transactions was $8.1 billion and $8.3 billion, respectively. The weighted-average remaining maturity of these instruments at March 31, 2017 and December 31, 2016 was 0.7 years at both periods.

At March 31, 2017 and December 31, 2016, in connection with cash flow hedges of anticipated royalties and cost transactions, the company recorded net gains of $342 million and $462 million (before taxes), respectively, in accumulated other comprehensive income/(loss). Within these amounts, $245 million and $397 million of gains, respectively, are expected to be reclassified to net income within the next 12 months, providing an offsetting economic impact against the underlying anticipated transactions.

Foreign Currency Denominated Borrowings

The company is exposed to exchange rate volatility on foreign currency denominated debt. To manage this risk, the company employs cross-currency swaps to convert fixed-rate foreign currency denominated debt to fixed-rate debt denominated in the functional currency of the borrowing entity. These swaps are accounted for as cash flow hedges. The maximum length of time over which the company has hedged its exposure to the variability in future cash flows is approximately nine years. At March 31, 2017 and December 31, 2016, the total notional amount of cross-currency swaps designated as cash flow hedges of foreign currency denominated debt was $1.4 billion at both periods.

At March 31, 2017 and December 31, 2016, in connection with cash flow hedges of foreign currency denominated borrowings, the company recorded net gains of $19 million and net gains of $29 million (before taxes), respectively, in accumulated other comprehensive income/(loss). Within these amounts, $27 million of gains at both periods are expected to be reclassified to net income within the next 12 months, providing an offsetting economic impact against the underlying exposure.

Subsidiary Cash and Foreign Currency Asset/Liability Management

The company uses its Global Treasury Centers to manage the cash of its subsidiaries. These centers principally use currency swaps to convert cash flows in a cost-effective manner. In addition, the company uses foreign exchange forward contracts to economically hedge, on a net basis, the foreign currency exposure of a portion of the company’s nonfunctional currency assets and liabilities. The terms of these forward and swap contracts are generally less than one year. The changes in the fair values of these contracts and of the underlying hedged exposures are generally offsetting and are recorded in other (income) and expense in the Consolidated Statement of Earnings. At March 31, 2017 and December 31, 2016, the total notional amount of derivative instruments in economic hedges of foreign currency exposure was $10.1 billion and $12.7 billion, respectively.

Equity Risk Management

The company is exposed to market price changes in certain broad market indices and in the company’s own stock primarily related to certain obligations to employees. Changes in the overall value of these employee compensation obligations are recorded in selling, general and administrative (SG&A) expense in the Consolidated Statement of Earnings. Although not designated as accounting hedges, the company utilizes derivatives, including equity swaps and futures, to economically hedge the exposures related to its employee compensation obligations. The derivatives are linked to the total return on certain broad market indices or the total return on the company’s common stock, and are recorded at fair value with gains or losses also reported in SG&A expense in the Consolidated Statement of Earnings. At March 31, 2017 and December 31, 2016, the total notional amount of derivative instruments in economic hedges of these compensation obligations was $1.2 billion at both periods.

Other Risks

The company may hold warrants to purchase shares of common stock in connection with various investments that are deemed derivatives because they contain net share or net cash settlement provisions. The company records the changes in the fair value of these warrants in other (income) and expense in the Consolidated Statement of Earnings. The company did not have any significant warrants qualifying as derivatives outstanding at March 31, 2017 and December 31, 2016.

The company is exposed to a potential loss if a client fails to pay amounts due under contractual terms. The company may utilize credit default swaps to economically hedge its credit exposures. The swaps are recorded at fair value with gains

Notes to Consolidated Financial Statements — (continued)

and losses reported in other (income) and expense in the Consolidated Statement of Earnings. The company did not have any derivative instruments relating to this program outstanding at March 31, 2017 and December 31, 2016.

The company is exposed to market volatility on certain investment securities. The company may utilize options or forwards to economically hedge its market exposure. The derivatives are recorded at fair value with gains and losses reported in other (income) and expense in the Consolidated Statement of Earnings. At March 31, 2017 and December 31, 2016, the company did not have any derivative instruments relating to this program outstanding.

The following tables provide a quantitative summary of the derivative and non-derivative instrument-related risk management activity as of March 31, 2017 and December 31, 2016, as well as for the three months ended March 31, 2017 and 2016, respectively.

Fair Values of Derivative Instruments in the Consolidated Statement of Financial Position

As of March 31, 2017 and December 31, 2016

	Fair Value of Derivative Assets			Fair Value of Derivative Liabilities
	Balance Sheet			Balance Sheet
(Dollars in millions)	Classification	3/31/2017	12/31/2016	Classification	3/31/2017	12/31/2016
Designated as hedging instruments:
Interest rate contracts:	Prepaid expenses and other current assets	$—	$—	Other accrued expenses and liabilities	$1	$—
	Investments and sundry assets	498	555	Other liabilities	4	8
Foreign exchange contracts:	Prepaid expenses and other current assets	295	421	Other accrued expenses and liabilities	61	46
	Investments and sundry assets	47	17	Other liabilities	31	35
	Fair value of derivative assets	$841	$993	Fair value of derivative liabilities	$97	$89

Not designated as hedging instruments:
Foreign exchange contracts:	Prepaid expenses and other current assets	$47	$100	Other accrued expenses and liabilities	$63	$89
	Investments and sundry assets	0	22	Other liabilities	—	18
Equity contracts:	Prepaid expenses and other current assets	6	11	Other accrued expenses and liabilities	6	10
	Investments and sundry assets	—	—	Other liabilities	—	—
	Fair value of derivative assets	$53	$133	Fair value of derivative liabilities	$68	$117

Total debt designated as hedging instruments:
Short-term debt		N/A	N/A		$788	$1,125
Long-term debt		N/A	N/A		$7,977	$7,844

Total		$894	$1,126		$8,931	$9,175

N/A - not applicable

Notes to Consolidated Financial Statements — (continued)

The Effect of Derivative Instruments in the Consolidated Statement of Earnings

For the three months ended March 31, 2017 and 2016

	Gain (Loss) Recognized in Earnings
	Consolidated	Recognized on		Attributable to Risk
(Dollars in millions)	Statement of	Derivatives		Being Hedged(2)
For the three months ended March 31:	Earnings Line Item	2017	2016	2017	2016
Derivative instruments in fair value hedges (1) (5):
Interest rate contracts	Cost of financing	$(1)	$137	$23	$(112)
	Interest expense	(1)	147	20	(120)
Derivative instruments not designated as hedging instruments:
Foreign exchange contracts	Other (income) and expense	(76)	121	N/A	N/A
Interest rate contracts	Other (income) and expense	—	0	N/A	N/A
Equity contracts	SG&A expense	46	21	N/A	N/A
	Other (income) and expense	—	(1)	N/A	N/A
Total		$(32)	$426	$42	$(233)

	Gain (Loss) Recognized in Earnings and Other Comprehensive Income
						Ineffectiveness and
(Dollars in millions)	Effective Portion		Consolidated	Effective Portion Reclassified		Amounts Excluded from
For the three months	Recognized in OCI		Statement of	from AOCI		Effectiveness Testing(3)
ended March 31:	2017	2016	Earnings Line Item	2017	2016	2017	2016
Derivative instruments in cash flow hedges:
Interest rate contracts	$—	$—	Interest expense	$(7)	$(2)	$—	$—
Foreign exchange contracts	(33)	(265)	Other (income) and expense	65	87	1	1
			Cost of sales*	11	9	—	—
			Cost of services*	8	(6)	—	—
			SG&A expense	20	3	—	—
Instruments in net investment hedges(4):
Foreign exchange contracts	(282)	(693)	Interest expense	—	—	19	10
Total	$(315)	$(959)		$98	$91	$20	$11

* Reclassified to conform to 2017 presentation

N/A - not applicable

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

(5)         For the three month periods ended March 31, 2017 and March 31, 2016, fair value hedges resulted in a loss of less than $1 million and a gain of $2 million in ineffectiveness, respectively.

Notes to Consolidated Financial Statements — (continued)

For the three months ending March 31, 2017 and 2016, there were no significant gains or losses recognized in earnings representing hedge ineffectiveness or excluded from the assessment of hedge effectiveness (for fair value hedges), or associated with an underlying exposure that did not or was not expected to occur (for cash flow hedges); nor are there any anticipated in the normal course of business.

4. Financing Receivables: The following table presents financing receivables, net of allowances for credit losses, including residual values.

	At March 31,	At December 31,
(Dollars in millions)	2017	2016
Current:
Net investment in sales-type and direct financing leases	$2,875	$2,909
Commercial financing receivables	7,460	9,706
Client loan and installment payment receivables (loans)	6,027	6,390
Total	$16,362	$19,006
Noncurrent:
Net investment in sales-type and direct financing leases	$3,733	$3,950
Client loan and installment payment receivables (loans)	4,769	5,071
Total	$8,502	$9,021

Net investment in sales-type and direct financing leases relates principally to the company’s Systems products and are for terms ranging generally from two to six years. Net investment in sales-type and direct financing leases includes unguaranteed residual values of $574 million and $585 million at March 31, 2017 and December 31, 2016, respectively, and is reflected net of unearned income of $496 million and $513 million, and net of allowance for credit losses of $140 million and $133 million at those dates, respectively.

Commercial financing receivables, net of allowance for credit losses of $26 million and $28 million at March 31, 2017 and December 31, 2016, respectively, relate primarily to inventory and accounts receivable financing for dealers and remarketers of IBM and OEM products. Payment terms for inventory and accounts receivable financing generally range from 30 to 90 days.

Client loan and installment payment receivables (loans), net of allowance for credit losses of $285 million and $276 million at March 31, 2017 and December 31, 2016, respectively, are loans that are provided primarily to clients to finance the purchase of hardware, software and services. Payment terms on these financing arrangements are generally for terms up to seven years.

Client loan and installment payment financing contracts are priced independently at competitive market rates. The company has a history of enforcing the terms of these financing agreements.

The company utilizes certain of its financing receivables as collateral for nonrecourse borrowings. Financing receivables pledged as collateral for borrowings were $658 million and $689 million at March 31, 2017 and December 31, 2016, respectively.

The company did not have any financing receivables held for sale as of March 31, 2017 and December 31, 2016.

Financing Receivables by Portfolio Segment

The following tables present financing receivables on a gross basis, excluding the allowance for credit losses and residual value, by portfolio segment and by class, excluding commercial financing receivables and other miscellaneous financing receivables at March 31, 2017 and December 31, 2016. The company determines its allowance for credit losses based on two portfolio segments: lease receivables and loan receivables, and further segments the portfolio into three classes: Americas, Europe/Middle East/Africa (EMEA), and Asia Pacific. This portfolio segmentation was changed from growth markets and major markets in 2017 as the company no longer manages the business under those market delineations. There was no impact to segment reporting or the company’s Consolidated Financial Statements.

Notes to Consolidated Financial Statements — (continued)

(Dollars in millions)
At March 31, 2017	Americas	EMEA	Asia Pacific	Total
Financing receivables
Lease receivables	$3,602	$1,154	$1,342	$6,098
Loan receivables	5,826	3,062	2,193	11,081
Ending balance	$9,428	$4,216	$3,535	$17,179
Collectively evaluated for impairment	$9,250	$4,190	$3,371	$16,811
Individually evaluated for impairment	$179	$26	$164	$368
Allowance for credit losses
Beginning balance at January 1, 2017
Lease receivables	$54	$4	$76	$133
Loan receivables	169	18	89	276
Total	$223	$22	$165	$410
Write-offs	$(9)	$0	$0	$(9)
Recoveries	0	0	0	0
Provision	6	7	(1)	12
Other	2	1	8	11
Ending balance at March 31, 2017	$223	$29	$172	$424
Lease receivables	$61	$4	$75	$140
Loan receivables	$162	$26	$97	$285

Collectively evaluated for impairment	$54	$11	$14	$80
Individually evaluated for impairment	$169	$18	$157	$344

(Dollars in millions)
At December 31, 2016:*	Americas	EMEA	Asia Pacific	Total
Financing receivables:
Lease receivables	$3,830	$1,171	$1,335	$6,336
Loan receivables	6,185	3,309	2,243	11,737
Ending balance	$10,015	$4,480	$3,578	$18,073
Collectively evaluated for impairment	$9,847	$4,460	$3,419	$17,726
Individually evaluated for impairment	$168	$20	$159	$347
Allowance for credit losses
Beginning balance at January 1, 2016
Lease receivables	$52	$17	$143	$213
Loan receivables	122	55	200	377
Total	$175	$72	$343	$590
Write-offs	$(36)	$(48)	$(154)	$(237)
Recoveries	2	0	0	2
Provision	65	(1)	(6)	58
Other	17	(1)	(18)	(3)
Ending balance at December 31, 2016	$223	$22	$165	$410
Lease receivables	$54	$4	$76	$133
Loan receivables	$169	$18	$89	$276

Collectively evaluated for impairment	$62	$13	$15	$90
Individually evaluated for impairment	$161	$9	$150	$320

* Reclassified to conform to 2017 presentation.

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

Notes to Consolidated Financial Statements — (continued)

Financing Receivables on Non-Accrual Status

The following table presents the recorded investment in financing receivables which were on non-accrual status at March 31, 2017 and December 31, 2016.

	At March 31,	At December 31,
(Dollars in millions)	2017	2016*
Americas	$28	$23
EMEA	27	2
Asia Pacific	14	14
Total lease receivables	$68	$40

Americas	$133	$128
EMEA	31	5
Asia Pacific	8	12
Total loan receivables	$172	$145

Total receivables	$241	$185

* Reclassified to conform to 2017 presentation.

Impaired Receivables

The company considers any receivable with an individually evaluated reserve as an impaired receivable. Depending on the level of impairment, receivables will also be placed on non-accrual status.

The following tables present impaired receivables. This presentation now includes both loan and lease receivables.

	At March 31, 2017		At December 31, 2016*
	Recorded	Related	Recorded	Related
(Dollars in millions)	Investment	Allowance	Investment	Allowance
Americas	$179	$169	$168	$161
EMEA	26	18	20	9
Asia Pacific	164	157	159	150
Total	$368	$344	$347	$320

* Reclassified to conform to 2017 presentation.

			Interest
	Average	Interest	Income
(Dollars in millions)	Recorded	Income	Recognized on
For the three months ended March 31, 2017:	Investment	Recognized	Cash Basis
Americas	$173	$0	$—
EMEA	23	0	—
Asia Pacific	161	1	—
Total	$357	$1	$—

			Interest
	Average	Interest	Income
(Dollars in millions)	Recorded	Income	Recognized on
For the three months ended March 31, 2016:*	Investment	Recognized	Cash Basis
Americas	$133	$0	$—
EMEA	69	0	—
Asia Pacific	342	0	—
Total	$544	$0	$—

* Reclassified to conform to 2017 presentation.

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

The following tables present the net recorded investment for each class of receivables, by credit quality indicator, at March 31, 2017 and December 31, 2016. Receivables with a credit quality indicator ranging from Aaa to Baa3 are considered investment grade. All others are considered non-investment grade. The credit quality indicators do not reflect mitigation actions that the company takes to transfer credit risk to third parties.

	Lease Receivables			Loan Receivables
(Dollars in millions)			Asia			Asia
At March 31, 2017:	Americas	EMEA	Pacific	Americas	EMEA	Pacific
Credit Ratings:
Aaa — Aa3	$397	$48	$57	$635	$127	$95
A1 — A3	703	99	550	1,125	261	910
Baa1 — Baa3	699	355	313	1,117	937	517
Ba1 — Ba2	776	355	180	1,241	937	297
Ba3 — B1	547	207	88	875	546	146
B2 — B3	354	74	62	566	197	103
Caa — D	65	12	17	104	32	28
Total	$3,541	$1,150	$1,267	$5,664	$3,036	$2,096

At March 31, 2017, the industries which made up Global Financing’s receivables portfolio consisted of: Financial (35 percent), Government (14 percent), Manufacturing (14 percent), Services (11 percent), Retail (8 percent), Communications (7 percent), Healthcare (6 percent) and Other (6 percent).

	Lease Receivables			Loan Receivables
(Dollars in millions)			Asia			Asia
At December 31, 2016:*	Americas	EMEA	Pacific	Americas	EMEA	Pacific
Credit Ratings:
Aaa — Aa3	$447	$51	$53	$712	$143	$90
A1 — A3	782	113	486	1,246	318	832
Baa1 — Baa3	772	366	330	1,230	1,032	565
Ba1 — Ba2	822	350	185	1,309	987	316
Ba3 — B1	574	208	106	914	585	182
B2 — B3	297	71	84	472	201	143
Caa — D	83	9	15	133	25	25
Total	$3,776	$1,167	$1,259	$6,016	$3,291	$2,154

* Reclassified to conform to 2017 presentation.

At December 31, 2016, the industries which made up Global Financing’s receivables portfolio consisted of: Financial (34 percent), Government (14 percent), Manufacturing (13 percent), Services (12 percent), Retail (8 percent), Communications (7 percent), Healthcare (6 percent) and Other (6 percent).

Notes to Consolidated Financial Statements — (continued)

Past Due Financing Receivables

		Fully	<90 Days		Recorded
	Total	Reserved	or Unbilled	Total	Investment
(Dollars in millions)	Past Due	Financing	Financing	Financing	> 90 Days and
At March 31, 2017:	> 90 days (1)	Receivables	Receivables	Receivables	Accruing (2)
Americas	$21	$27	$3,554	$3,602	$102
EMEA	6	8	1,140	1,154	13
Asia Pacific	11	64	1,267	1,342	16
Total lease receivables	$38	$100	$5,961	$6,098	$130

Americas	$25	$97	$5,704	$5,826	$141
EMEA	15	10	3,037	3,062	34
Asia Pacific	8	93	2,093	2,193	16
Total loan receivables	$47	$200	$10,833	$11,081	$191

Total	$85	$300	$16,794	$17,179	$321

(1) Only the portion of a financing receivable which is greater than 90 days past due, excluding amounts that are fully reserved.

(2) At a contract level, which includes total billed and unbilled amounts for aged financing receivables greater than 90 days.

		Fully	<90 Days		Recorded
	Total	Reserved	or Unbilled	Total	Investment
(Dollars in millions)	Past Due	Financing	Financing	Financing	> 90 Days and
At December 31, 2016:*	> 90 days (1)	Receivables	Receivables	Receivables	Accruing (2)
Americas	$17	$20	$3,793	$3,830	$66
EMEA	2	10	1,159	1,171	6
Asia Pacific	12	59	1,264	1,335	40
Total lease receivables	$31	$89	$6,216	$6,336	$111

Americas	$19	$90	$6,075	$6,185	$80
EMEA	5	5	3,299	3,309	15
Asia Pacific	6	87	2,150	2,243	46
Total loan receivables	$31	$182	$11,524	$11,737	$141

Total	$62	$271	$17,740	$18,073	$253

(1) Only the portion of a financing receivable which is greater than 90 days past due, excluding amounts that are fully reserved.

(2) At a contract level, which includes total billed and unbilled amounts for aged financing receivables greater than 90 days.

 *   Reclassified to conform with 2017 presentation.

Troubled Debt Restructurings

The company did not have any significant troubled debt restructurings during the three months ended March 31, 2017 or for the year ended December 31, 2016.

Notes to Consolidated Financial Statements — (continued)

5. Stock-Based Compensation: Stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized over the employee requisite service period. The following table presents total stock-based compensation cost included in income from continuing operations.

(Dollars in millions)
For the three months ended March 31:	2017	2016
Cost	$23	$21
Selling, general and administrative	91	99
Research, development and engineering	15	13
Pre-tax stock-based compensation cost	129	133
Income tax benefits	(48)	(43)
Total net stock-based compensation cost	$81	$90

Pre-tax stock-based compensation cost for the three months ended March 31, 2017 decreased $4 million compared to the corresponding period in the prior year. This was due to decreases in performance share units ($14 million) and the conversion of stock-based awards previously issued by acquired entities ($6 million), partially offset by increases related to restricted stock units ($16 million).

Income tax benefits for the three months ended March 31, 2017 include an $8 million benefit which resulted from the implementation of the new FASB guidance for share-based payment transactions. Refer to note 2, “Accounting Changes,” for additional information.

The amount of stock-based compensation cost included in discontinued operations, net of tax, was immaterial in all periods presented.

As of March 31, 2017, the total unrecognized compensation cost of $804 million related to non-vested awards was expected to be recognized over a weighted-average period of approximately 2.5 years.

There was no significant capitalized stock-based compensation cost at March 31, 2017 and 2016.

6. Segments: The table on page 27 reflects the results of continuing operations of the company’s segments consistent with the management and measurement system utilized within the company. Performance measurement is based on operating pre-tax income from continuing operations. The segments represent components of the company for which separate financial information is available that is utilized on a regular basis by the chief operating decision maker (the chief executive officer) in determining how to allocate resources and evaluate performance.

Notes to Consolidated Financial Statements — (continued)

SEGMENT INFORMATION

	Cognitive Solutions &
	Industry Services		Technology
		Global	Services &
	Cognitive	Business	Cloud		Global	Total
(Dollars in millions)	Solutions	Services	Platforms	Systems	Financing	Segments
For the three months ended March 31, 2017:
External revenue	$4,062	$4,006	$8,216	$1,395	$405	$18,083
Internal revenue	716	86	160	167	363	1,492
Total revenue	$4,778	$4,092	$8,376	$1,562	$768	$19,576
Pre-tax income from continuing operations	$1,274	$291	$687	$(186)	$311	$2,377
Revenue year-to-year change	2.8%	(3.6)%	(2.5)%	(17.3)%	(14.3)%	(3.4)%
Pre-tax income year-to-year change	25.7%	53.4%	166.1%	nm	(19.5)%	29.4%
Pre-tax income margin	26.7%	7.1%	8.2%	(11.9)%	40.5%	12.1%

For the three months ended March 31, 2016:
External revenue	$3,979	$4,131	$8,424	$1,675	$410	$18,619
Internal revenue	668	113	165	212	486	1,645
Total revenue	$4,647	$4,245	$8,589	$1,888	$896	$20,264
Pre-tax income from continuing operations	$1,013	$190	$258	$(10)	$386	$1,837

Pre-tax income margin	21.8%	4.5%	3.0%	(0.5)%	43.1%	9.1%

nm - not meaningful

Reconciliations to IBM as Reported:

(Dollars in millions)
For the three months ended March 31:	2017	2016
Revenue:
Total reportable segments	$19,576	$20,264
Eliminations of internal transactions	(1,492)	(1,645)
Other revenue	71	66
Total consolidated revenue	$18,155	$18,684

Pre-tax income from continuing operations:
Total reportable segments	$2,377	$1,837
Amortization of acquired intangible assets	(249)	(211)
Acquisition-related (charges)/income	(13)	27
Non-operating retirement-related (costs)/income	(378)	(142)
Eliminations of internal transactions	(227)	(355)
Unallocated corporate amounts	(87)	(122)
Total pre-tax income from continuing operations	$1,424	$1,034

Notes to Consolidated Financial Statements — (continued)

7. Equity Activity:

Reclassifications and Taxes Related to Items of Other Comprehensive Income

(Dollars in millions)	Before Tax	Tax (Expense)/	Net of Tax
For the three months ended March 31, 2017:	Amount	Benefit	Amount
Other comprehensive income/(loss):
Foreign currency translation adjustments	$161	$108	$270
Net changes related to available-for-sale securities:
Unrealized gains/(losses) arising during the period	$(1)	$0	$(1)
Reclassification of (gains)/losses to other (income) and expense	1	0	1
Total net changes related to available-for-sale securities	$0	$0	$0
Unrealized gains/(losses) on cash flow hedges:
Unrealized gains/(losses) arising during the period	$(33)	$8	$(25)
Reclassification of (gains)/losses to:
Cost of sales	(11)	3	(8)
Cost of services	(8)	3	(5)
SG&A expense	(20)	5	(15)
Other (income) and expense	(65)	25	(40)
Interest expense	7	(3)	5
Total unrealized gains/(losses) on cash flow hedges	$(130)	$41	$(89)
Retirement-related benefit plans(1):
Prior service costs/(credits)	$0	$0	$0
Net (losses)/gains arising during the period	61	(20)	41
Curtailments and settlements	(1)	0	(1)
Amortization of prior service (credits)/costs	(21)	7	(15)
Amortization of net (gains)/losses	710	(229)	481
Total retirement-related benefit plans	$748	$(241)	$507
Other comprehensive income/(loss)	$779	$(92)	$688

(1) These AOCI components are included in the computation of net periodic pension cost. (See note 8, “Retirement-Related Benefits,” for additional information.)

Notes to Consolidated Financial Statements — (continued)

Reclassifications and Taxes Related to Items of Other Comprehensive Income

(Dollars in millions)	Before Tax	Tax (Expense)/	Net of Tax
For the three months ended March 31, 2016:	Amount	Benefit	Amount
Other comprehensive income/(loss):
Foreign currency translation adjustments	$239	$266	$505
Net changes related to available-for-sale securities:
Unrealized gains/(losses) arising during the period	$(36)	$14	$(22)
Reclassification of (gains)/losses to other (income) and expense	37	(14)	23
Total net changes related to available-for-sale securities	$1	$0	$0
Unrealized gains/(losses) on cash flow hedges:
Unrealized gains/(losses) arising during the period	$(265)	$91	$(174)
Reclassification of (gains)/losses to:
Cost of sales*	(9)	2	(7)
Cost of services*	6	(3)	4
SG&A expense	(3)	0	(3)
Other (income) and expense	(87)	33	(53)
Interest expense	2	(1)	1
Total unrealized gains/(losses) on cash flow hedges	$(356)	$124	$(232)
Retirement-related benefit plans(1):
Net (losses)/gains arising during the period	$(147)	$53	$(94)
Curtailments and settlements	5	(2)	3
Amortization of prior service (credits)/costs	(25)	9	(16)
Amortization of net (gains)/losses	690	(248)	442
Total retirement-related benefit plans	$522	$(187)	$335
Other comprehensive income/(loss)	$406	$202	$608

* Reclassified to conform to 2017 presentation.

(1) These AOCI components are included in the computation of net periodic pension cost. (See note 8, “Retirement-Related Benefits,” for additional information.)

Notes to Consolidated Financial Statements — (continued)

Accumulated Other Comprehensive Income/(Loss) (net of tax)

			Net Change	Net Unrealized
	Net Unrealized	Foreign	Retirement-	Gains/(Losses)	Accumulated
	Gains/(Losses)	Currency	Related	on Available-	Other
	on Cash Flow	Translation	Benefit	For-Sale	Comprehensive
(Dollars in Millions)	Hedges	Adjustments*	Plans	Securities	Income/(Loss)
January 1, 2017	$319	$(3,603)	$(26,116)	$2	$(29,398)
Other comprehensive income before reclassifications	(25)	270	40	(1)	284
Amount reclassified from accumulated other comprehensive income	(64)	0	466	1	404
Total change for the period	(89)	270	507	0	688
March 31, 2017	$230	$(3,333)	$(25,609)	$2	$(28,710)

*  Foreign currency translation adjustments are presented gross except for any associated hedges which are presented net of tax.

			Net Change	Net Unrealized
	Net Unrealized	Foreign	Retirement-	Gains/(Losses)	Accumulated
	Gains/(Losses)	Currency	Related	on Available-	Other
	on Cash Flow	Translation	Benefit	For-Sale	Comprehensive
(Dollars in Millions)	Hedges	Adjustments*	Plans	Securities	Income/(Loss)
January 1, 2016	$100	$(3,463)	$(26,248)	$5	$(29,607)
Other comprehensive income before reclassifications	(174)	505	(91)	(22)	218
Amount reclassified from accumulated other comprehensive income	(58)	0	426	23	391
Total change for the period	(232)	505	335	0	608
March 31, 2016	$(133)	$(2,958)	$(25,913)	$5	$(28,998)

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

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended March 31:	2017	2016	Change
Retirement-related plans — cost
Defined benefit and contribution pension plans — cost	$664	$439	51.3%
Nonpension postretirement plans — cost	61	60	2.3
Total	$725	$499	45.4%

Notes to Consolidated Financial Statements — (continued)

The following table provides the components of the cost/(income) for the company’s pension plans.

Cost/(Income) of Pension Plans

(Dollars in millions)	U.S. Plans		Non-U.S. Plans
For the three months ended March 31:	2017	2016	2017	2016
Service cost	$—	$—	$101	$104
Interest cost	479	513	201	262
Expected return on plan assets	(754)	(922)	(317)	(470)
Amortization of prior service costs/(credits)	4	3	(24)	(25)
Recognized actuarial losses	337	333	361	347
Curtailments and settlements	—	—	(1)	5
Multi-employer plans/other costs	—	—	14	18
Total net periodic pension (income)/cost of defined benefit plans	67	(74)	335	241
Cost of defined contribution plans	162	165	101	106
Total defined benefit and contribution plans cost recognized in the Consolidated Statement of Earnings	$228	$91	$436	$348

In March 2017, the company initiated a change to the investment strategy of its U.S. defined benefit plan. The 2017 target asset allocation was modified by reducing equity securities from 20 percent to 12 percent, increasing debt securities from 70 percent to 79 percent and other investments largely remained unchanged at 10 percent of total plan assets. This change is designed to reduce the risk associated with the potential negative impact that equity markets might have on the funded status of the U.S. defined benefit plan. The change is expected to reduce the 2018 expected long-term rate of return on assets from 5.75 percent to approximately 5.25 percent. See note S, “Retirement-Related Benefits,” on page 144 in the company’s 2016 Annual Report for additional information regarding the company’s investment strategy.

In 2017, the company expects to contribute approximately $500 million to its non-U.S. defined benefit and multi-employer plans, the largest of which will be contributed to the defined benefit pension plans in Japan, Spain and the UK. This amount generally represents the legally mandated minimum contribution. Total contributions to the non-U.S. plans in the first three months of 2017 were $182 million, of which $40 million was in cash and $142 million in U.S. Treasury securities. Total net contributions to the non-U.S. plans in the first three months of 2016 were $107 million, of which $65 million was in cash and $42 million in U.S. Treasury securities. The contribution of U.S. Treasury securities is considered a non-cash transaction in the Consolidated Statement of Cash Flows.

The following table provides the components of the cost/(income) for the company’s nonpension postretirement plans.

Cost of Nonpension Postretirement Plans

(Dollars in millions)	U.S. Plan		Non-U.S. Plans
For the three months ended March 31:	2017	2016	2017	2016
Service cost	$4	$5	$1	$1
Interest cost	38	41	14	10
Expected return on plan assets	—	—	(2)	(1)
Amortization of prior service costs/(credits)	(2)	(2)	0	(1)
Recognized actuarial losses	5	5	2	2
Curtailments and settlements	—	—	0	—
Total nonpension postretirement plan cost recognized in Consolidated Statement of Earnings	$46	$49	$16	$11

The company contributed $135 million to the U.S. nonpension postretirement benefit plan in U.S. Treasury securities during the three months ended March 31, 2017, and $100 million in U.S. Treasury securities during the three months ended March 31, 2016. The contribution of U.S. Treasury securities is considered a non-cash transaction in the Consolidated Statement of Cash Flows.

Notes to Consolidated Financial Statements — (continued)

9. Acquisitions/Divestitures:

Acquisitions: During the three months ended March 31, 2017, the company completed the acquisition of 100 percent of Agile 3 Solutions, LLC (Agile 3 Solutions), a privately held business, for cash consideration of $14 million. Agile 3 Solutions is a developer of software used by C-Suite and senior executives to better visualize, understand and manage risks associated with the protection of sensitive data and adds capabilities to the company’s security portfolio. Goodwill of $8 million has been assigned to the Technology Services & Cloud Platforms and Cognitive Solutions segments.

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

At September 30, 2014, the company concluded that the Microelectronics business met the criteria for discontinued operations reporting. The disposal group constituted a component under accounting guidance. The continuing cash inflows and outflows with the discontinued component are related to the manufacturing sourcing arrangement and the transition, packaging and test services. These cash flows are not direct cash flows as they are not significant and the company has no significant continuing involvement.

All assets and liabilities of the business, classified as held for sale at June 30, 2015, were transferred at closing. The company transferred $515 million of net cash to GLOBALFOUNDRIES in the third quarter of 2015. This amount included $750 million of cash consideration, adjusted by the amount of working capital due from GLOBALFOUNDRIES and other miscellaneous items. A second cash payment in the amount of $500 million was transferred in December 2016. The remaining cash consideration of $250 million is expected to be transferred in December 2017.

Summarized financial information for discontinued operations is shown in the following table.

	Three Months Ended March 31,
(Dollars in millions)	2017	2016
Total revenue	$—	$—
Income/(loss) from discontinued operations	$(6)	$(5)
Gain/(loss) on disposal, before tax	2	1
Total loss from discontinued operations, before income taxes	$(4)	$(5)
Provision for/(benefit from) income taxes	(2)	(2)
Loss from discontinued operations, net of tax	$(3)	$(3)

Industry Standard Server — On January 23, 2014, IBM and Lenovo Group Limited (Lenovo) announced a definitive agreement in which Lenovo would acquire the company’s industry standard server portfolio (System x) for an adjusted purchase price of $2.1 billion, consisting of approximately $1.8 billion in cash, with the balance in Lenovo common stock. The stock represented less than 5 percent equity ownership in Lenovo. The company sold to Lenovo its System x, BladeCenter and Flex System blade servers and switches, x86-based Flex integrated systems, NeXtScale and iDataPlex servers and associated software, blade networking and maintenance operations. As of March 31, 2016, all Lenovo common stock was sold.

The initial closing was completed on October 1, 2014. A subsequent closing occurred in most other countries in which

Notes to Consolidated Financial Statements — (continued)

there was a large business footprint on December 31, 2014. The remaining countries closed on March 31, 2015. An assessment of the ongoing contractual terms of the transaction resulted in the recognition of pre-tax gains of $63 million, $57 million and $9 million in 2015, 2016 and first three months of 2017, respectively.

Overall, the company expects to recognize a total pre-tax gain on the sale of approximately $1.6 billion, which does not include associated costs related to transition and performance-based costs. Net of these charges, the pre-tax gain was approximately $1.3 billion, of which the cumulative gain recorded as of March 31, 2017 is $1.2 billion. The balance of the gain is expected to be recognized in 2019 upon conclusion of the maintenance agreement.

Others — In the first quarter of 2017, the company completed one research-related divestiture. The financial terms related to this transaction were not material.

10. Intangible Assets Including Goodwill:  The following table details the company’s intangible asset balances by major asset class:

	At March 31, 2017
(Dollars in millions)	Gross Carrying	Accumulated	Net Carrying
Intangible asset class	Amount	Amortization	Amount
Capitalized software	$1,557	$(691)	$865
Client relationships	2,751	(1,254)	1,497
Completed technology	3,231	(1,688)	1,542
Patents/trademarks	725	(228)	496
Other*	52	(17)	35
Total	$8,314	$(3,879)	$4,436

* Other intangibles are primarily acquired proprietary and non-proprietary business processes, methodologies and systems.

	At December 31, 2016
(Dollars in millions)	Gross Carrying	Accumulated	Net Carrying
Intangible asset class	Amount	Amortization	Amount
Capitalized software	$1,537	$(661)	$876
Client relationships	2,831	(1,228)	1,602
Completed technology	3,322	(1,668)	1,654
Patents/trademarks	730	(205)	525
Other*	46	(15)	31
Total	$8,466	$(3,778)	$4,688

* Other intangibles are primarily acquired proprietary and non-proprietary business processes, methodologies and systems.

The net carrying amount of intangible assets decreased $252 million during the first quarter of 2017, primarily due to intangible asset amortization, partially offset by additions resulting from capitalized software. The aggregate intangible amortization expense was $390 million and $347 million for the quarters ended March 31, 2017 and 2016, respectively. In addition, in the first three months of 2017, the company retired $289 million of fully amortized intangible assets, impacting both the gross carrying amount and accumulated amortization by this amount.

The amortization expense for each of the five succeeding years relating to intangible assets currently recorded in the Consolidated Statement of Financial Position is estimated to be the following at March 31, 2017:

	Capitalized	Acquired
(Dollars in millions)	Software	Intangibles	Total
2017 (for Q2 - Q4)	$391	$707	$1,098
2018	347	811	1,158
2019	119	648	768
2020	8	549	557
2021	—	437	437

Notes to Consolidated Financial Statements — (continued)

The change in the goodwill balances by reportable segment, for the three months ended March 31, 2017 and for the year ended December 31, 2016 are as follows:

					Foreign
					Currency
			Purchase		Translation
(Dollars in millions)	Balance	Goodwill	Price		And Other	Balance
Segment	01/01/17	Additions	Adjustments	Divestitures	Adjustments*	3/31/17
Cognitive Solutions	$19,484	$3	$4	$—	$26	$19,518
Global Business Services	4,607	—	2	—	35	4,643
Technology Services & Cloud Platforms	10,258	5	(3)	—	35	10,295
Systems	1,850	—	—	—	1	1,851
Total	$36,199	$8	$3	$—	$97	$36,307

* Primarily driven by foreign currency translation.

					Foreign
					Currency
			Purchase		Translation
(Dollars in millions)	Balance	Goodwill	Price		And Other	Balance
Segment	01/01/16	Additions	Adjustments	Divestitures	Adjustments*	12/31/16
Cognitive Solutions	$15,621	$3,821	$5	$(12)	$48	$19,484
Global Business Services	4,396	303	4	(1)	(95)	4,607
Technology Services & Cloud Platforms	10,156	119	(12)	(5)	(1)	10,258
Systems	1,848	—	(4)	—	5	1,850
Total	$32,021	$4,244	$(7)	$(18)	$(42)	$36,199

* Primarily driven by foreign currency translation.

There were no goodwill impairment losses recorded during the first three months of 2017 or the full year of 2016 and the company has no accumulated impairment losses.

Purchase price adjustments recorded in the first three months of 2017 and full year 2016 were related to acquisitions that were completed on or prior to December 31, 2016 or September 30, 2016, respectively, and were still subject to the measurement period that ends at the earlier of 12 months from the acquisition date or when information becomes available. Net purchase price adjustments of $3 million were recorded during the first three months of 2017, with the primary driver being deferred tax assets. Net purchase price adjustments of $7 million were recorded during 2016, with the primary drivers being deferred tax assets, accounts receivable, deferred income, inventory and other current liabilities.

11. Borrowings:

Short-Term Debt

	At March 31,	At December 31,
(Dollars in millions)	2017	2016
Commercial paper	$—	$899
Short-term loans	285	375
Long-term debt — current maturities	8,055	6,239
Total	$8,340	$7,513

The weighted-average interest rate for commercial paper at December 31, 2016 was 0.7 percent. The weighted-average interest rate for short-term loans was 7.7 percent and 9.5 percent at March 31, 2017 and December 31, 2016, respectively.

Notes to Consolidated Financial Statements — (continued)

Long-Term Debt

Pre-Swap Borrowing

		Balance	Balance
(Dollars in millions)	Maturities	3/31/2017	12/31/2016
U.S. dollar debt (average interest rate at March 31, 2017):*
4.69%	2017	$3,980	$5,104
3.24%	2018-2019	8,967	8,856
1.86%	2020-2021	6,198	4,941
1.54%	2022	2,903	1,901
3.38%	2023	1,500	1,500
3.63%	2024	2,000	2,000
7.00%	2025	600	600
3.45%	2026	1,350	1,350
3.01%	2027	969	469
6.50%	2028	313	313
5.88%	2032	600	600
8.00%	2038	83	83
5.60%	2039	745	745
4.00%	2042	1,107	1,107
7.00%	2045	27	27
4.70%	2046	650	650
7.13%	2096	316	316
		$32,309	$30,563
Other currencies (average interest rate at March 31, 2017, in parentheses):*

Euros (1.6%)	2019-2028	$7,217	$7,122
Pound sterling (2.7%)	2020-2022	1,312	1,296
Japanese yen (0.9%)	2017-2026	1,649	1,576
Canadian (2.2%)	2017	—	373
Other (10.0%)	2017-2020	305	215
		$42,792	$41,145
Less: net unamortized discount		838	839
Less: net unamortized debt issuance costs		84	82
Add: fair value adjustment**		627	669
		$42,498	$40,893
Less: current maturities		8,055	6,239
Total		$34,441	$34,655

*              Includes notes, debentures, bank loans, securitized borrowings and capital lease obligations.

**       The portion of the company’s fixed-rate debt obligations that is hedged is reflected in the Consolidated Statement of Financial Position as an amount equal to the sum of the debt’s carrying value plus a fair value adjustment representing changes in the fair value of the hedged debt obligations attributable to movements in benchmark interest rates.

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

Notes to Consolidated Financial Statements — (continued)

Pre-swap annual contractual maturities of long-term debt outstanding at March 31, 2017, are as follows:

(Dollars in millions)	Total
2017 (for Q2 - Q4)	$4,845
2018	4,995
2019	5,256
2020	5,889
2021	3,933
2022 and beyond	17,875
Total	$42,792

Interest on Debt

(Dollars in millions)
For the three months ended March 31:	2017	2016
Cost of financing	$158	$138
Interest expense	155	157
Net investment derivative activity	(19)	(10)
Interest capitalized	0	1
Total interest paid and accrued	$293	$286

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

The company records a provision with respect to a claim, suit, investigation or proceeding when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Any recorded liabilities, including any changes to such liabilities for the quarter ended March 31, 2017 were not material to the Consolidated Financial Statements.

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

On March 9, 2017, the Commonwealth of Pennsylvania’s Department of Labor and Industry sued IBM in Pennsylvania state court regarding a 2006 contract for the development of a custom software system to manage the Commonwealth’s unemployment insurance benefits programs. The matter is pending in a Pennsylvania court.

On October 29, 2013, Bridgestone Americas, Inc. (Bridgestone) sued IBM regarding a 2009 contract for the implementation of an SAP-based, enterprise-wide order management system. IBM counterclaimed against Bridgestone and its parent, Bridgestone Corp. The case is pending in the Middle District of Tennessee.

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

IBM United Kingdom Limited (IBM UK) initiated legal proceedings in May 2010 before the High Court in London against the IBM UK Pensions Trust (the UK Trust) and two representative beneficiaries of the UK Trust membership. IBM UK is seeking a declaration that it acted lawfully both in notifying the Trustee of the UK Trust that it was closing its UK defined benefit plans to future accruals for most participants and in implementing the company’s new retirement policy. In April 2014, the High Court acknowledged that the changes made to its UK defined benefit plans were within IBM’s discretion, but ruled that IBM breached its implied duty of good faith both in implementing these changes and in the manner in which it consulted with employees. Proceedings to determine remedies were held in July 2014, and in February 2015 the High Court held that for IBM to make changes to accruals under the plan would require a new consultation of the participants, but other changes (including to early retirement policy) would not require such consultation. IBM UK has

Notes to Consolidated Financial Statements — (continued)

appealed both the breach and remedies judgments. If the appeal is unsuccessful, the Court’s rulings would require IBM to reverse the changes made to the UK defined benefit plans retroactive to their effective dates. This could result in an estimated non-operating one-time pre-tax charge of approximately $290 million, plus ongoing defined benefit related accruals.  In addition, IBM UK is a defendant in approximately 290 individual actions brought since early 2010 by participants of the defined benefits plans who left IBM UK. These actions, which allege constructive dismissal and age discrimination, are pending before the Employment Tribunal in Southampton UK.

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

In May 2015, a putative class action was commenced in the United States District Court for the Southern District of New York related to the company’s October 2014 announcement that it was divesting its global commercial semiconductor technology business, alleging violations of the Employee Retirement Income Security Act (“ERISA”). The company, management’s Retirement Plans Committee, and three current or former IBM executives were named as defendants. On September 7, 2016, the Court granted the company’s motion to dismiss the plaintiffs’ claims. On October 21, 2016, the plaintiffs filed an amended complaint, dropping the company as a defendant. The matter remains pending in the United States District Court.

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

The company is also subject to ongoing tax examinations and governmental assessments in various jurisdictions. Along with many other U.S. companies doing business in Brazil, the company is involved in various challenges with Brazilian tax authorities regarding non-income tax assessments and non-income tax litigation matters. The total potential amount related to all these matters for all applicable years is approximately $1 billion, with the increase since the last quarter driven primarily by currency fluctuations and interest. The company believes it will prevail on these matters and that this amount is not a meaningful indicator of liability.

13. Commitments: The company’s extended lines of credit to third-party entities include unused amounts of $7,860 million and $6,542 million at March 31, 2017 and December 31, 2016, respectively. A portion of these amounts was available to the company’s business partners to support their working capital needs. In addition, the company has committed to provide future financing to its clients in connection with client purchase agreements for approximately $2,341 million and $2,463 million at March 31, 2017 and December 31, 2016, respectively.

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

In addition, the company guarantees certain loans and financial commitments. The maximum potential future payment under these financial guarantees was $23 million and $34 million at March 31, 2017 and December 31, 2016, respectively. The fair value of the guarantees recognized in the Consolidated Statement of Financial Position is not material.

Changes in the company’s warranty liability for standard warranties and deferred income for extended warranty contracts are presented in the following tables.

Standard Warranty Liability

(Dollars in millions)	2017	2016
Balance at January 1	$156	$181
Current period accruals	32	27
Accrual adjustments to reflect actual experience	1	(2)
Charges incurred	(41)	(41)
Balance at March 31	$147	$164

Extended Warranty Liability

(Dollars in millions)	2017	2016
Aggregate deferred revenue at January 1	$531	$538
Revenue deferred for new extended warranty contracts	58	49
Amortization of deferred revenue	(68)	(66)
Other*	7	9
Aggregate deferred revenue at March 31	$528	$531
Current portion	$250	$247
Noncurrent portion	$278	$284

* Other primarily consists of foreign currency translation adjustments.

14. Subsequent Events: On April 25, 2017, the company announced that the Board of Directors approved a quarterly dividend of $1.50 per common share. The dividend is payable June 10, 2017 to shareholders of record on May 10, 2017. The dividend declaration represents an increase of $0.10 per common share, which is 7 percent higher than the prior quarterly dividend of $1.40 per common share.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
FOR THE THREE MONTHS ENDED MARCH 31, 2017

Snapshot

Financial Results Summary - Three Months Ended March 31:

			Yr. to Yr.
			Percent/
(Dollars and shares in millions except per share amounts)			Margin
For the three months ended March 31:	2017	2016	Change
Revenue	$18,155	$18,684	(2.8	)%*
Gross profit margin	42.8%	46.5%	(3.7	)pts.
Total expense and other (income)	$6,348	$7,652	(17.0)%
Total expense and other (income)-to-revenue ratio	35.0%	41.0%	(6.0	)pts.
Income from continuing operations, before income taxes	$1,424	$1,034	37.7%
Provision for/(benefit from) income taxes from continuing operations	$(329)	$(983)	(66.5)%
Income from continuing operations	$1,753	$2,016	(13.1)%
Income from continuing operations margin	9.7%	10.8%	(1.1	)pts.
Loss from discontinued operations, net of tax	$(3)	$(3)	(6.8)%
Net income	$1,750	$2,014	(13.1)%
Earnings per share from continuing operations:
Assuming dilution	$1.85	$2.09	(11.5)%
Basic	$1.86	$2.09	(11.0)%
Consolidated earnings per share - assuming dilution	$1.85	$2.09	(11.5)%
Weighted-average shares outstanding:
Assuming dilution	947.8	964.4	(1.7)%
Basic	942.4	961.7	(2.0)%

	3/31/17	12/31/16
Assets	$117,495	$117,470	0.0%
Liabilities	$99,047	$99,078	0.0%
Equity	$18,448	$18,392	0.3%

*    (2.2) percent adjusted for currency.

Organization of Information:

In October 2014, the company announced a definitive agreement to divest its Microelectronics business and manufacturing operations. The operating results of the Microelectronics business are reported as discontinued operations. The transaction closed on July 1, 2015.

Currency:

The references to “adjusted for currency” or “at constant currency” in the Management Discussion do not include operational impacts that could result from fluctuations in foreign currency rates. When the company refers to growth rates at constant currency or adjusts such growth rates for currency, it is done so that certain financial results can be viewed without the impact of fluctuations in foreign currency exchange rates, thereby facilitating period-to-period comparisons of its business performance. Financial results adjusted for currency are calculated by translating current period activity in local currency using the comparable prior year period’s currency conversion rate. This approach is used for countries where the functional currency is the local currency. Generally, when the dollar either strengthens or weakens against other currencies, the growth at constant currency rates or adjusting for currency will be higher or lower than growth reported at actual exchange rates. See “Currency Rate Fluctuations” on page 59 for additional information.

Management Discussion — (continued)

Operating (non-GAAP) Earnings:

In an effort to provide better transparency into the operational results of the business, the company separates business results into operating and non-operating categories. Operating earnings from continuing operations is a non-GAAP measure that excludes the effects of certain acquisition-related charges, retirement-related costs, discontinued operations and related tax impacts. For acquisitions, operating earnings exclude the amortization of purchased intangible assets and acquisition-related charges such as in-process research and development, transaction costs, applicable restructuring and related expenses and tax charges related to acquisition integration. These charges are excluded as they may be inconsistent in amount and timing from period to period and are dependent on the size, type and frequency of the company’s acquisitions. All other spending for acquired companies is included in both earnings from continuing operations and in operating (non-GAAP) earnings. Throughout the Management Discussion & Analysis, the impact of acquisitions over the prior 12-month period may be a driver of higher expenses year to year.  For retirement-related costs, the company characterizes certain items as operating and others as non-operating. The company includes defined benefit plan and nonpension postretirement benefit plan service cost, amortization of prior service cost and the cost of defined contribution plans in operating earnings. Non-operating retirement-related cost includes defined benefit plan and nonpension postretirement benefit plan interest cost, expected return on plan assets, amortized actuarial gains/losses, the impacts of any plan curtailments/settlements and multi-employer plan costs, pension insolvency costs and other costs. Non-operating retirement-related costs are primarily related to changes in pension plan assets and liabilities which are tied to financial market performance and the company considers these costs to be outside of the operational performance of the business.

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

The following table provides the company’s (non-GAAP) operating earnings for the first quarter of 2017 and 2016.

			Yr. to Yr.
(Dollars in millions except per share amounts)			Percent
For the three months ended March 31:	2017	2016	Change
Net income as reported	$1,750	$2,014	(13.1)%
Loss from discontinued operations, net of tax	(3)	(3)	(6.8)
Income from continuing operations	$1,753	$2,016	(13.1)%
Non-operating adjustments (net of tax):
Acquisition-related charges	195	138	40.9
Non-operating retirement-related costs/(income)	308	115	166.4
Operating (non-GAAP) earnings*	$2,255	$2,270	(0.7)%
Diluted operating (non-GAAP) earnings per share	$2.38	$2.35	1.3%

*    See page 68 for a more detailed reconciliation of net income to operating earnings.

Financial Performance Summary:

In the first quarter of 2017, the company reported $18.2 billion in revenue, $1.8 billion in income from continuing operations and $2.3 billion in operating (non-GAAP) earnings, resulting in diluted earnings per share from continuing operations of $1.85 as reported and $2.38 on an operating (non-GAAP) basis. The company generated $4.0 billion in cash from operations and $1.1 billion in free cash flow in the first quarter of 2017 and shareholder returns of $2.6 billion in gross common stock repurchases and dividends.

Total consolidated revenue in the first quarter of 2017 decreased 2.8 percent as reported and 2.2 percent year to year adjusted for currency. The company continued to deliver strong performance in its strategic imperatives and also continued to deliver core capabilities to clients, running mission-critical systems and processes. Many of these products provide the foundation of hybrid environments, enabling clients to increase value from their on-premise data and applications.

The first quarter results continued to reflect the success the company is having in its strategic imperatives. The company had continued strong revenue growth in cloud, analytics and engagement, which together grew 12 percent as reported and 13 percent adjusted for currency. In the first quarter of 2017, the strategic imperatives generated $7.8 billion in revenue, which

Management Discussion — (continued)

represented 43 percent of the company’s revenue, an increase of 6 points from the first quarter of 2016. Total Cloud revenue of $3.5 billion increased 33 percent as reported and 35 percent adjusted for currency, with cloud as-a-Service revenue up 59 percent as reported and 61 percent adjusted for currency. The company exited the first quarter of 2017 with an annual run rate for cloud as-a-Service revenue of $8.6 billion. Analytics revenue of $4.5 billion increased 6 percent as reported and 7 percent adjusted for currency. Mobile revenue increased 20 percent (22 percent adjusted for currency) and Security revenue increased 9 percent (10 percent adjusted for currency).

The company provides cognitive solutions on cloud platforms that are highly differentiated for industries. The company is the global leader in enterprise cloud with over $14.6 billion of Cloud revenue over the prior 12 months. Progress in the first quarter of 2017 included:

•                  Scaling and extending the reach of Watson and the IBM Cloud with new solutions, clients and partnerships; and

•                  Continuing to build emerging technologies on the IBM Cloud such as blockchain and quantum — including announcing the first commercial quantum system.

From a segment perspective, Cognitive Solutions revenue increased 2.1 percent as reported and 3 percent adjusted for currency with growth in Solutions Software, led by revenue growth in Analytics and Security, partially offset by a decline in Transaction Processing Software. Global Business Services (GBS) revenue decreased 3.0 percent as reported and 2 percent adjusted for currency primarily driven by a decline in Consulting revenue. On a sequential basis compared to the fourth quarter of 2016, GBS revenue growth improved 1.0 points as reported and 2 points adjusted for currency. Consulting revenue performance improved sequentially 1.7 points as reported and 3 points adjusted for currency compared to the fourth quarter of 2016. The GBS business continued to shift resources to its cognitive services, advanced analytics, and digital platforms and away from the more traditional areas. GBS strategic imperatives revenue had double-digit growth year to year as reported and adjusted for currency, led by cloud and mobile practices. Technology Services & Cloud Platforms revenue decreased 2.5 percent as reported and 2 percent adjusted for currency, primarily driven by declines in Infrastructure Services and Integration Software. Technology Services & Cloud Platforms strategic imperatives revenue was up 30 percent (31 percent adjusted for currency) year to year. Systems revenue decreased 16.8 percent (16 percent adjusted for currency) driven by product cycle dynamics, with z Systems down 40.2 percent (40 percent adjusted for currency) and Power Systems down 27.8 percent (27 percent adjusted for currency).

From a geographic perspective, Americas revenue was essentially flat year to year as reported, but decreased 1 percent adjusted for currency, with the U.S. down 1.3 percent. Europe/Middle East/Africa (EMEA) revenue decreased 8.1 percent (4 percent adjusted for currency) due primarily to declines in the U.K and Germany. Revenue performance in the geography continued to be impacted by macro- and geo-political trends. Asia Pacific revenue decreased 1.7 percent (3 percent adjusted for currency).

The consolidated gross profit margin of 42.8 percent decreased 3.7 points year to year and continued to reflect investments across the segments and the mix to as-a-Service businesses. The operating (non-GAAP) gross margin of 44.5 percent decreased 3.0 points compared to the prior year driven primarily by the same factors.

Total expense and other (income) decreased $1,304 million or 17.0 percent in the first quarter of 2017 compared to the prior year. The year-to-year decrease was primarily the result of reduced expenses for workforce transformation and increases in intellectual property income. This included a lower level of workforce rebalancing charges ($831 million) year to year and a prior year charge for real estate actions ($328 million). Intellectual property income increased $228 million year to year driven primarily by the company’s software licensing arrangements. The year-to-year decrease in expense and other (income) was partially offset by increased spending related to acquisitions (3 points) completed in the prior 12 months. Total operating (non-GAAP) expense and other (income) decreased 19.9 percent year to year and was driven primarily by the same factors.

Pre-tax income from continuing operations of $1.4 billion in the first quarter of 2017 increased 37.7 percent year to year and the pre-tax margin was 7.8 percent, an increase of 2.3 points compared to the first quarter of 2016. The continuing operations effective tax rate for the first quarter of 2017 was (23.1) percent compared to (95.1) percent in the first quarter of 2016. The negative tax rate in the first quarter of 2017 was primarily driven by discrete tax items ($0.5 billion), including the first-quarter intra-entity transfer of assets ($0.6 billion). The prior year negative tax rate was primarily the result of a refund ($1.0 billion) of previously paid Japan taxes plus interest. Income from continuing operations of $1.8 billion decreased 13.1 percent and the net income margin was 9.7 percent, a decrease of 1.1 points. Losses from discontinued operations, net of tax, were $3 million in both the first quarter of

Management Discussion — (continued)

2017 and 2016. Net income of $1.8 billion decreased 13.1 percent year to year. Operating (non-GAAP) pre-tax income from continuing operations of $2.1 billion increased 51.7 percent year to year, primarily due to the higher workforce transformation charges in the prior year. Operating (non-GAAP) pre-tax margin from continuing operations increased 4.1 points to 11.4 percent. Operating (non-GAAP) income from continuing operations of $2.3 billion decreased 0.7 percent and the operating (non-GAAP) income margin from continuing operations of 12.4 percent increased 0.3 points. The operating (non-GAAP) effective tax rate from continuing operations in the first quarter of 2017 was (9.3) percent versus (66.8) percent in the prior year.

Diluted earnings per share from continuing operations of $1.85 in the first quarter of 2017 decreased 11.5 percent year to year. In the first quarter of 2017, the company repurchased 7.2 million shares of its common stock at a cost of $1.3 billion and had $3.8 billion remaining in the share repurchase authorization at March 31, 2017. Operating (non-GAAP) diluted earnings per share of $2.38 increased 1.3 percent versus the first quarter of 2016.

At March 31, 2017, the company continued to have the financial flexibility to support the business over the long term. Cash and marketable securities at quarter end were $10.7 billion, an increase of $2.2 billion from December 31, 2016. Key drivers in the balance sheet and total cash flows were:

Total assets were flat (decreased $1.1 billion adjusted for currency) from December 31, 2016 driven by:

•                  Increases in cash and marketable securities ($2.2 billion), deferred taxes ($1.2 billion) and retirement plan assets ($0.5 billion); offset by

•                  Decreases in total receivables ($3.9 billion).

Total liabilities were flat (decreased $1.0 billion adjusted for currency) from December 31, 2016 driven by:

•                  Increases in deferred income ($1.3 billion) and total debt ($0.6 billion); offset by

•                  Decreases in accounts payable ($0.9 billion), taxes payable ($0.5 billion) and compensation and benefits
($0.4 billion).

Total equity of $18.4 billion increased $0.1 billion from December 31, 2016 as a result of:

•                  Increases from net income ($1.8 billion), retirement-related ($0.5 billion) and equity translation adjustments ($0.3 billion); offset by

•                  Decreases from dividends ($1.3 billion) and share repurchases ($1.3 billion).

The company generated $4.0 billion in cash flow from operating activities, a decrease of $1.6 billion compared to the first quarter of 2016, primarily driven by the prior-year tax refund. Investing activities were a source of cash of $0.3 billion in the first quarter of 2017 compared to a $1.9 billion use of cash in the first quarter of 2016, primarily driven by a decrease in cash used for acquisitions ($2.5 billion). Financing activities were a use of cash of $2.1 billion in the first quarter of 2017 compared to a $2.8 billion source of cash in the first quarter of 2016, primarily driven by lower net debt issuances ($4.5 billion) and an increase in common stock repurchases ($0.4 billion).

In January 2017, the company disclosed that it is expecting GAAP earnings per share from continuing operations of at least $11.95 and operating (non-GAAP) earnings of at least $13.80 per diluted share for 2017. The company also disclosed its expectation of 2017 free cash flow to be essentially flat year to year. Refer to page 60 in the Liquidity and Capital Resources section for additional information on this non-GAAP measure. In April 2017, the company disclosed that it has maintained these expectations. Refer to the Looking Forward section on pages 58 and 59 for additional information on the company’s expectations.

Management Discussion — (continued)

First Quarter  in Review

Results of Continuing Operations

Segment Details

The following is an analysis of the first quarter of 2017 versus the first quarter of 2016 reportable segment external revenue and gross margin results. Segment pre-tax income includes transactions between segments that are intended to reflect an arm’s-length transfer price and excludes certain unallocated corporate items.

					Yr. to Yr.
					Percent
			Yr. to Yr.		Change
(Dollars in millions)			Percent/Margin		Adjusted For
For the three months ended March 31:	2017	2016	Change		Currency
Revenue:
Cognitive Solutions	$4,062	$3,979	2.1%		2.8%
Gross margin	77.3%	82.0%	(4.7	) pts.
Global Business Services	4,006	4,131	(3.0)%		(1.9)%
Gross margin	23.6%	25.8%	(2.2	) pts.
Technology Services & Cloud Platforms	8,216	8,424	(2.5)%		(2.0)%
Gross margin	38.9%	40.9%	(2.0	) pts.
Systems	1,395	1,675	(16.8)%		(16.1)%
Gross margin	47.5%	57.2%	(9.8	) pts.
Global Financing	405	410	(1.2)%		(2.1)%
Gross margin	31.8%	42.4%	(10.6	) pts.
Other	71	66	8.7%		8.6%
Gross margin	(425.9)%	(342.0)%	(83.9	) pts.
Total consolidated revenue	$18,155	$18,684	(2.8)%		(2.2)%
Total consolidated gross profit	$7,772	$8,686	(10.5)%
Total consolidated gross margin	42.8%	46.5%	(3.7	) pts.
Non-operating adjustments:
Amortization of acquired intangible assets	119	112	6.5%
Retirement-related costs/(income)	193	79	143.8%
Operating (non-GAAP) gross profit	$8,083	$8,877	(8.9)%
Operating (non-GAAP) gross margin	44.5%	47.5%	(3.0	) pts.

Cognitive Solutions

				Yr. to Yr.
				Percent
			Yr. to Yr.	Change
(Dollars in millions)			Percent	Adjusted For
For the three months ended March 31:	2017	2016	Change	Currency
Cognitive Solutions external revenue:	$4,062	$3,979	2.1%	2.8%
Solutions Software	$2,792	$2,691	3.7%	4.6%
Transaction Processing Software	1,270	1,287	(1.4)	(0.8)

Cognitive Solutions revenue of $4,062 million grew 2.1 percent as reported and 3 percent adjusted for currency in the first quarter of 2017 compared to the prior year. As reported and adjusted for currency, revenue growth in Solutions Software, which addresses many of the company’s strategic areas, was partially offset by declines in Transaction Processing Software.

Solutions Software revenue of $2,792 million grew 3.7 percent as reported (5 percent adjusted for currency) compared to the prior year. This growth was led by analytics and security offerings. Analytics, which is the largest portion of the Solutions Software portfolio, continued to grow as reported and adjusted for currency in key areas including Watson offerings, such as Watson Health. Security contributed to year-to-year growth as reported and adjusted for currency driven by Data Protection

Management Discussion — (continued)

and Security Intelligence. Across the Solutions portfolio, Software-as-a-Service (SaaS) revenue had strong double-digit growth as reported and adjusted for currency again this quarter.

Transaction Processing Software revenue of $1,270 million declined 1.4 percent as reported (1 percent adjusted for currency) compared to first quarter 2016, however there was sequential improvement from the fourth quarter 2016 driven by z Systems and Storage middleware. While the overall business is declining, there are some areas that are growing, such as Software Defined Storage. Other parts of the business are high value and running mission critical workloads for clients, but the growth profile is stable to declining.

Within Cognitive Solutions, total first quarter strategic imperatives revenue of $2.6 billion grew 6 percent as reported (7 percent adjusted for currency) year to year. Cloud revenue of $0.6 billion grew 44 percent as reported (45 percent adjusted for currency), with an as-a-Service exit run rate of $1.8 billion.

			Yr. to Yr.
			Percent/
(Dollars in millions)			Margin
For the three months ended March 31:	2017	2016	Change
Cognitive Solutions:
External gross profit	$3,140	$3,262	(3.7)%
External gross profit margin	77.3%	82.0%	(4.7	)pts.
Pre-tax income	$1,274	$1,013	25.7%
Pre-tax margin	26.7%	21.8%	4.8	pts.

Cognitive Solutions gross profit margin decreased 4.7 points to 77.3 percent in the first quarter of 2017 compared to the prior year. Pre-tax income of $1,274 million increased 25.7 percent compared to the prior year with a pre-tax margin improvement of 4.8 points to 26.7 percent. The year-to-year benefit includes a lower level of charges related to workforce rebalancing and real estate actions as compared to the prior year.

Gross profit margin declined year to year driven by continued investment in strategic areas, including acquisitions and an increasing mix toward SaaS. Approximately 25 percent of the Cognitive Solutions business is now comprised of services and SaaS offerings, which currently has a different margin profile than the traditional software delivery offerings. In the first quarter, pre-tax margins expanded and pre-tax income improved year to year as the company continues to embed cognitive into more offerings, scaling platforms and building high value vertical solutions.

Global Business Services

				Yr. to Yr.
				Percent
			Yr. to Yr.	Change
(Dollars in millions)			Percent	Adjusted For
For the three months ended March 31:	2017	2016	Change	Currency
Global Business Services external revenue:	$4,006	$4,131	(3.0)%	(1.9)%
Consulting	$1,769	$1,835	(3.6)%	(2.4)%
Global Process Services	314	348	(9.6)	(8.9)
Application Management	1,923	1,949	(1.3)	(0.1)

Global Business Services revenue of $4,006 million decreased 3.0 percent as reported and 2 percent adjusted for currency in first quarter of 2017 compared to the prior year. Strategic imperatives grew double digits as reported and adjusted for currency, led by cloud and mobile practices. This growth was more than offset by declines in the more traditional areas that the company is shifting away from, such as large ERP and on-premise enterprise application implementations.

Consulting revenue of $1,769 million declined 3.6 percent as reported (2 percent adjusted for currency) with lower percentage declines on a sequential basis, as reported and at constant currency. In Consulting, the shift to cognitive services, advanced analytics and digital platforms, away from more traditional areas is reflected in this revenue performance.  Global Process Services (GPS) revenue of $314 million decreased 9.6 percent as reported (9 percent adjusted for currency) compared to the prior year. Application Management revenue of $1,923 million decreased 1.3 percent as reported (flat

Management Discussion — (continued)

adjusted for currency) as the company continues to innovate clients’ platforms, helping them migrate to new cloud architectures, increase their speed and agility and improve their competitiveness.

Within GBS, total first quarter 2017 strategic imperatives revenue of $2.2 billion grew 12 percent as reported (13 percent adjusted for currency) year to year. Cloud revenue of $0.9 billion grew 56 percent as reported (57 percent adjusted for currency), with an as-a-Service exit run rate of $1.0 billion.

			Yr. to Yr.
			Percent/
(Dollars in millions)			Margin
For the three months ended March 31:	2017	2016	Change
Global Business Services:
External gross profit	$946	$1,068	(11.4)%
External gross profit margin	23.6%	25.8%	(2.2	)pts.
Pre-tax income	$291	$190	53.4%
Pre-tax margin	7.1%	4.5%	2.6	pts.

GBS gross profit margin decreased 2.2 points to 23.6 percent compared to the prior year. There were declines in Consulting and GPS, while the Application Management gross profit margin was essentially flat.  In the first quarter of 2017, pre-tax income of $291 million increased 53.4 percent and the pre-tax margin expanded 2.6 points to 7.1 percent. The year-to-year benefit includes a lower level of charges related to workforce rebalancing and real estate actions as compared to the prior year.

GBS profit performance in the first quarter reflects the company’s continued investment in the strategic imperatives and the expansion of practices around cognitive, cloud, mobile and digital design, as well as additional spending in certain accounts to deliver on important client commitments. In parallel, the company is in the process of streamlining the practices infrastructure and driving efficiencies in the delivery model through new methods, solutions, and project management.

Technology Services & Cloud Platforms

				Yr. to Yr.
				Percent
			Yr. to Yr.	Change
(Dollars in millions)			Percent	Adjusted For
For the three months ended March 31:	2017	2016	Change	Currency
Technology Services & Cloud Platforms external revenue:	$8,216	$8,424	(2.5)%	(2.0)%
Infrastructure Services	$5,485	$5,626	(2.5)%	(1.9)%
Technical Support Services	1,761	1,786	(1.4)	(1.6)
Integration Software	969	1,012	(4.2)	(3.2)

Technology Services & Cloud Platforms revenue of $8,216 million decreased 2.5 percent as reported and 2 percent adjusted for currency in the first quarter of 2017 compared to the prior year. There was continued strong double-digit growth, as reported and adjusted for currency, in the strategic imperatives, particularly in cloud as the company builds out hybrid cloud environments for clients. Cloud as-a-Service revenue grew over 50 percent, as reported and adjusted for currency, compared to the prior year.

Infrastructure Services revenue of $5,485 million declined 2.5 percent as reported (2 percent adjusted for currency) compared to the prior year and was impacted by the wind-down of certain contracts and certain signings that did not close during the quarter. In Infrastructure Services, the business model is to deliver productivity to clients and then grow by expanding the scope of work and adding new clients to the platform.

Technical Support Services revenue of $1,761 million decreased 1.4 percent as reported (2 percent adjusted for currency). While revenue declined year to year, the company continued its shift to multi-vendor support services which had revenue growth again this quarter as reported and adjusted for currency.

Management Discussion — (continued)

Integration Software revenue of $969 million decreased 4.2 percent as reported (3 percent adjusted for currency) in the first quarter of 2017 compared to the prior year. Within Integration Software, there was growth as reported and adjusted for currency in hybrid integration software that connects and integrates applications, data, and processes across on-premise and cloud environments. Websphere Application Server revenue grew as reported and adjusted for currency demonstrating the importance of middleware in public, private and hybrid enviroments. On-premise Development Operations (“DevOps”) tools and IT services management software declined year to year as reported and adjusted for currency as these types of workloads continue to shift from on-premise to the cloud.

Within Technology Services & Cloud Platforms, total first quarter 2017 strategic imperatives revenue of $2.4 billion grew 30 percent as reported (31 percent adjusted for currency) year to year. Cloud revenue of $1.7 billion grew 41 percent as reported (42 percent adjusted for currency), with an as-a-Service exit run rate of $5.7 billion.

			Yr. to Yr.
			Percent/
(Dollars in millions)			Margin
For the three months ended March 31:	2017	2016	Change
Technology Services & Cloud Platforms:
External Technology Services gross profit	$2,429	$2,605	(6.7)%
External Technology Services gross profit margin	33.5%	35.1%	(1.6	)pts.
External Integration Software gross profit	$769	$843	(8.8)%
External Integration Software gross profit margin	79.3%	83.3%	(4.0	)pts.
External total gross profit	$3,198	$3,447	(7.2)%
External total gross profit margin	38.9%	40.9%	(2.0	)pts.
Pre-tax income	$687	$258	166.1%
Pre-tax margin	8.2%	3.0%	5.2	pts.

Technology Services & Cloud Platforms gross profit margin decreased 2.0 points to 38.9 percent in the first quarter of 2017 compared to the prior year, with declines across all lines of business. In the first quarter of 2017, pre-tax income of $687 million increased 166.1 percent and the pre-tax margin expanded 5.2 points to 8.2 percent. The year-to-year benefit includes a lower level of charges related to workforce rebalancing and real estate actions as compared to the prior year.

Across the segment, the company’s workforce rebalancing actions in 2016 resulted in savings driving gross profit improvement, which was offset by additional investment in new skill hiring and in existing skills.  Within Infrastructure Services, the combination of the winding down of some large contracts, signing delays of new contracts, and investment ahead of some of the delayed signings, impacted profit margins and pre-tax income during the quarter. In Technical Support Services, margins were impacted by the shift toward multi-vendor services. In Integration Software, margins were negatively impacted in the quarter from mix to SaaS and royalty cost associated with IP partnerships. Ongoing benefits associated with these partnerships include lower development expense (RD&E) and royalties from the IP partners associated with their sales (IP income).

Services Backlog and Signings

				Yr. to Yr.
				Percent
			Yr. to Yr.	Change
	At March 31,	At March 31,	Percent	Adjusted For
(Dollars in billions)	2017	2016	Change	Currency
Total backlog	$116.4	$122.4	(4.9)%	(2.4)%

The estimated total services backlog at March 31, 2017 was $116 billion, a decrease of 4.9 percent as reported, and 2 percent adjusted for currency. While both Global Technology Services (GTS) and GBS declined year to year as reported, GTS grew modestly year to year adjusted for currency, but was more than offset by a decline in GBS.

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

Management Discussion — (continued)

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

				Yr. to Yr.
				Percent
			Yr. to Yr.	Change
(Dollars in millions)			Percent	Adjusted For
For the three months ended March 31:	2017	2016	Change	Currency
Total signings	$7,906	$8,024	(1.5)%	(0.2)%

Systems

				Yr. to Yr.
				Percent
			Yr. to Yr.	Change
(Dollars in millions)			Percent	Adjusted For
For the three months ended March 31:	2017	2016	Change	Currency
Systems external revenue:	$1,395	$1,675	(16.8)%	(16.1)%
Systems Hardware	$1,000	$1,235	(19.0)%	(18.3)%
z Systems			(40.2)	(39.7)
Power Systems			(27.8)	(27.4)
Storage Systems			6.1	7.3
Operating Systems Software	394	440	(10.5)	(10.0)

Systems revenue of $1,395 million decreased 16.8 percent as reported (16 percent adjusted for currency) in the first quarter of 2017 compared to the prior year. Systems Hardware revenue of $1,000 million decreased 19.0 percent as reported (18 percent adjusted for currency) year to year reflecting expected declines in z Systems and Power Systems indicative of the product cycles, partially offset by growth in Storage Systems as a result of repositioning for flash across the portfolio. Operating Systems Software revenue of $394 million decreased 10.5 percent as reported (10 percent adjusted for currency) compared to the prior year.

Within Systems Hardware, z Systems revenue decreased 40.2 percent as reported (40 percent adjusted for currency) year to year reflecting product cycle dynamics.  However, nine quarters into the z13 cycle, the company continued to add new clients to the platform, with 7 new clients in the first quarter of 2017 and a total of 87 since introduction of the z13.

Power Systems revenue decreased 27.8 percent as reported (27 percent adjusted for currency) year to year reflecting the company’s shift to a growing Linux market while continuing to serve a high value, but declining UNIX market. While Linux had continued revenue growth as reported and adjusted for currency in the first quarter of 2017, UNIX declined as reported and adjusted for currency driven by midrange and low-end systems.

Storage Systems revenue increased by 6.1 percent as reported (7 percent adjusted for currency) year to year led by growth in all-flash array offerings. In the storage market, there is a continued shift in value towards software-defined environments, where the company continues to lead the market. Although not reported in the Systems segment, Software-Defined Storage also grew as reported and adjusted for currency in the first quarter of 2017.

Management Discussion — (continued)

Within Systems, total first quarter strategic imperatives revenue of $0.5 billion decreased 16 percent as reported (15 percent adjusted for currency) year to year. Cloud revenue of $0.4 billion decreased 16 percent as reported and adjusted for currency.

			Yr. to Yr.
			Percent/
(Dollars in millions)			Margin
For the three months ended March 31:	2017	2016	Change
Systems:
External Systems Hardware gross profit	$319	$572	(44.2)%
External Systems Hardware gross profit margin	31.9%	46.4%	(14.4	)pts.
External Operating Systems Software gross profit	$343	$387	(11.4)%
External Operating Systems Software gross profit margin	86.9%	87.8%	(0.9	)pts.
External total gross profit	$662	$959	(31.0)%
External total gross profit margin	47.5%	57.2%	(9.8	)pts.
Pre-tax income/(loss)	$(186)	$(10)	nm	%
Pre-tax margin	(11.9)%	(0.5)%	(11.4	)pts.

nm - not meaningful

The Systems gross profit margin decreased 9.8 points to 47.5 percent in the first quarter of 2017 compared to the prior year with declines across all hardware brands and Operating Systems software, and an impact from mix. For the first three months of 2017, the pre-tax loss was $186 million compared with a pre-tax loss of $10 million in the prior year which included a higher level of charges related to workforce rebalancing and real estate actions. Pre-tax margin declined 11.4 points year to year consistent with the product cycle, portfolio transition dynamics, and hardware price pressure impacting revenue and profit.

The company continues to expand its footprint and add new capabilities, which address changing workloads. While it is faced with shifting market dynamics and ongoing product transitions, the portfolio remains optimized for cognitive and cloud computing.

Global Financing

See pages 62 through 67 for a discussion of Global Financing’s segment results.

Geographic Revenue

In addition to the revenue presentation by reportable segment, the company also measures revenue performance on a geographic basis. The following geographic, regional and country-specific revenue performance excludes OEM revenue.

				Yr. to Yr.
				Percent
			Yr. to Yr.	Change
(Dollars in millions)			Percent	Adjusted For
For the three months ended March 31:	2017	2016	Change	Currency
Total Revenue	$18,155	$18,684	(2.8)%	(2.2)%
Geographies:	$18,072	$18,611	(2.9)%	(2.2)%
Americas	8,678	8,673	0.1	(1.0)
Europe/Middle East/Africa (EMEA)	5,430	5,906	(8.1)	(3.7)
Asia Pacific	3,964	4,031	(1.7)	(2.8)

Total geographic revenue of $18,072 million decreased 2.9 percent as reported and 2 percent adjusted for currency in the first quarter of 2017 compared to the prior year. Americas revenue of $8,678 million was essentially flat year to year as reported, but decreased 1 percent adjusted for currency. EMEA revenue of $5,430 million decreased 8.1 percent as reported and 4 percent adjusted for currency. Asia Pacific revenue of $3,964 million decreased 1.7 percent as reported and 3 percent adjusted for currency.

Management Discussion — (continued)

Within Americas, U.S. revenue decreased 1.3 percent compared to the prior year. Canada was up 3.2 percent as reported, but was essentially flat year to year adjusted for currency. Latin America increased 7.0 percent as reported, and was essentially flat year to year adjusted for currency. Within Latin America, Brazil was up 18.6 percent as reported, but down 1 percent adjusted for currency, and Mexico decreased 2.4 percent as reported, but was up 4 percent adjusted for currency.

The EMEA year-to-year revenue decline as reported and adjusted for currency was driven by the UK down 19.0 percent (7 percent adjusted for currency) and Germany down 7.7 percent (5 percent adjusted for currency), while Norway was up 18.0 percent (15 percent adjusted for currency) and Italy declined 1.7 percent as reported, but increased 2 percent adjusted for currency. The Middle East and Africa region grew 2.7 percent as reported, but was essentially flat year to year adjusted for currency.

Within Asia Pacific, Japan revenue was up 0.9 percent as reported and essentially flat adjusted for currency. India grew 5.6 percent as reported and 5 percent adjusted for currency. China decreased 12.6 percent as reported (10 percent adjusted for currency). Australia decreased 12.5 percent (17 percent adjusted for currency).

Expense

Total Expense and Other (Income)

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended March 31:	2017	2016	Change
Total consolidated expense and other (income)	$6,348	$7,652	(17.0)%
Non-operating adjustments:
Amortization of acquired intangible assets	$(130)	$(99)	31.1%
Acquisition-related charges	(13)	27	nm
Non-operating retirement-related (costs)/income	(185)	(63)	192.2
Operating (non-GAAP) expense and other (income)	$6,020	$7,516	(19.9)%
Total consolidated expense-to-revenue ratio	35.0%	41.0%	(6.0	)pts.
Operating (non-GAAP) expense-to-revenue ratio	33.2%	40.2%	(7.1	)pts.

nm - not meaningful

       For additional information regarding total expense and other (income) for both expense presentations, see the following analyses by category.

Selling, General and Administrative Expense

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended March 31:	2017	2016	Change
Selling, general and administrative expense:
Selling, general and administrative — other	$4,127	$4,192	(1.5)%
Advertising and promotional expense	363	348	4.4
Workforce rebalancing charges	167	998	(83.3)
Retirement-related costs	258	179	44.7
Amortization of acquired intangible assets	130	99	31.1
Stock-based compensation	91	99	(7.6)
Bad debt expense	15	97	(84.9)
Total consolidated selling, general and administrative expense	$5,152	$6,012	(14.3)%
Non-operating adjustments:
Amortization of acquired intangible assets	$(130)	$(99)	31.1%
Acquisition-related charges	(9)	32	nm
Non-operating retirement-related (costs)/income	(136)	(55)	148.1
Operating (non-GAAP) selling, general and administrative expense	$4,877	$5,890	(17.2)%

nm — not meaningful

Management Discussion — (continued)

Total selling, general and administrative (SG&A) expense decreased 14.3 percent in the first quarter of 2017 versus the prior year driven primarily by the following factors:

•                  Lower workforce rebalancing charges (14 points); and

•                  The effects of currency (1 point); partially offset by

•                  The impact of acquisitions completed in the prior 12-month period (2 points).

Operating (non-GAAP) expense decreased 17.2 percent year to year driven by primarily the same factors.

Bad debt expense decreased $82 million year to year, primarily driven by increased reserves in Brazil in the prior year. The receivables provision coverage was 2.2 percent at March 31, 2017, an increase of 20 basis points from December 31, 2016 and a decrease of 60 basis points from March 31, 2016. The decrease year to year in the receivables provision coverage was due to write-offs of previously reserved receivables in December 2016.

Research, Development and Engineering

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended March 31:	2017	2016	Change
Total consolidated research, development and engineering expense	$1,533	$1,458	5.2%
Non-operating adjustment:
Non-operating retirement-related (costs)/income	$(49)	$(9)	475.6%
Operating (non-GAAP) research, development and engineering expense	$1,484	$1,449	2.4%

Research, development and engineering (RD&E) expense was 8.4 percent of revenue in the first quarter of 2017 compared to 7.8 percent of revenue in the first quarter of 2016.

RD&E expense in the first quarter of 2017 increased 5.2 percent year to year primarily driven by:

•                  The impact of acquisitions completed in the prior 12-month period (4 points); partially offset by

•                  The effects of currency (1 point).

Operating (non-GAAP) RD&E expense increased 2.4 percent in the first quarter of 2017 compared to the prior year driven primarily by the same factors.

Intellectual Property and Custom Development Income

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended March 31:	2017	2016*	Change
Intellectual Property and Custom Development Income:
Licensing of intellectual property including royalty-based fees	$381	$157	143.2%
Custom development income	64	51	24.2
Sales/other transfers of intellectual property	1	9	(92.7)
Total	$445	$217	105.2%

* Reclassified to conform to 2017 presentation.

Licensing of intellectual property including royalty-based fees increased in the first quarter of 2017 compared to the prior year period, primarily due to licensing of certain intellectual property within the company’s Cognitive Solutions software portfolio. The company had three new partnership agreements in the first quarter of 2017, which included one transaction with period income greater than $100 million. The company is licensing IP to partners who are allocating their skills to extend the value of assets that are high value, but may be in mature markets. There were no significant individual IP transactions in the first quarter of 2016. The timing and amount of licensing, sales or other transfers of IP may vary significantly from period to period depending upon the timing of licensing agreements, economic conditions, industry consolidation and the timing of new patents and know-how development.

Management Discussion — (continued)

Other (Income) and Expense

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended March 31:	2017	2016	Change
Other (income) and expense:
Foreign currency transaction losses/(gains)	$16	$226	(93.0)%
(Gains)/losses on derivative instruments	11	(207)	nm
Interest income	(30)	(24)	24.0
Net (gains)/losses from securities and investment assets	(5)	39	nm
Other	(19)	219	nm
Total consolidated other (income) and expense	$(28)	$253	nm	%
Non-operating adjustment:
Acquisition-related charges	$(4)	$(6)	(36.5)
Operating (non-GAAP) other (income) and expense	$(31)	$247	nm	%

nm - not meaningful

Total consolidated other (income) and expense was income of $28 million in the first quarter of 2017 compared to expense of $253 million in the prior year. The decrease in expense of $280 million year over year was primarily driven by:

•                  Real estate capacity charges (reflected in Other in the above table) in the prior year related to workforce transformation ($328 million); and

•                  Lower foreign currency transaction losses ($210 million); and

•                  Reduced losses from securities and investment assets ($33 million), primarily related to the sale of Lenovo shares in the prior year; partially offset by

•                  Lower gains on derivative instruments ($218 million); and

•                  Lower gains on divestitures ($53 million).

Interest Expense

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended March 31:	2017	2016	Change
Interest expense	$135	$147	(8.0)%

Interest expense is presented in cost of financing in the Consolidated Statement of Earnings only if the related external borrowings are to support the Global Financing external business. Overall interest expense (excluding capitalized interest) for the first quarter of 2017 was $293 million, an increase of $8 million versus the prior year, primarily driven by higher average interest rates.

Retirement-Related Plans

The following table provides the total pre-tax cost for all retirement-related plans. These amounts are included in the Consolidated Statement of Earnings within the caption (e.g., Cost, SG&A, RD&E) relating to the job function of the plan participants.

Management Discussion — (continued)

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended March 31:	2017	2016	Change
Retirement-related plans — cost:
Service cost	$106	$110	(3.8)%
Amortization of prior service costs/(credits)	(21)	(25)	(15.7)
Cost of defined contribution plans	263	271	(3.3)
Total operating costs/(income)	$347	$356	(2.6)%
Interest cost	$732	$827	(11.4)%
Expected return on plan assets	(1,073)	(1,394)	(23.0)
Recognized actuarial losses	705	687	2.7
Curtailments/settlements	(1)	5	(131.2)
Multi-employer plan/other costs	14	18	(20.5)
Total non-operating costs/(income)	$378	$142	165.4%
Total retirement-related plans — cost	$725	$499	45.4%

In the first quarter of 2017, total pre-tax retirement-related plan cost increased by $226 million compared to the first quarter of 2016, primarily driven by lower expected return on plan assets ($321 million) and an increase in recognized actuarial losses ($19 million); partially offset by lower interest costs ($94 million).

As discussed in the “Snapshot” on page 41, the company characterizes certain retirement-related costs as operating and others as non-operating. Utilizing this characterization, operating retirement-related costs in the first quarter of 2017 were $347 million, a decrease of $9 million compared to the first quarter of 2016, primarily driven by lower defined contribution plans cost. Non-operating costs of $378 million in the first quarter of 2017 increased $235 million year to year, driven primarily by lower expected return on plan assets ($321 million) and an increase in recognized actuarial losses ($19 million); partially offset by lower interest costs ($94 million).

Taxes

The continuing operations effective tax rate for the first quarter of 2017 was (23.1) percent, an increase of 72.0 points compared to the first quarter of 2016. The operating (non-GAAP) tax rate for the first quarter of 2017 was (9.3) percent, an increase of 57.6 points compared to the first quarter of 2016.

The change in the continuing operations effective tax rate in the first quarter of 2017 was primarily driven by a discrete tax benefit related to the intra-entity transfer recognized in the first quarter of 2017 (40.9 points), a benefit related to increased foreign tax credits (4.2 points), a more favorable mix of earnings (2.4 points), as well as the first quarter 2016 tax charge related to intercompany royalties from foreign subsidiaries (6.9 points).

These benefits were more than offset by a discrete tax charge related to foreign audit activity (6.9 points), the prior year tax benefit for the Japan tax matter (113.2 points), the favorable settlement in the first quarter of 2016 of the remaining open audit items on the company’s U.S. income tax returns for 2011 and 2012 (3.6 points) and, the benefit related to the first-quarter 2016 real estate capacity actions (5.2 points). The change in the operating (non-GAAP) tax rate was primarily driven by the same factors.

In April 2010, the company appealed the determination of the Japanese Tax Authorities with respect to certain foreign tax losses. The tax benefit of these losses, approximately $1.0 billion adjusted for currency, had been included in unrecognized tax benefits as of December 2015. On February 18, 2016, the Japan Supreme Court denied the government appeal thereby upholding the Tokyo High Court’s decision in favor of the company as the final judgment in this matter. This led to a refund of the taxes previously paid of $1.0 billion, which the company received in the first quarter of 2016 and included in the effective tax rate. Interest of $0.2 billion was also received.

With respect to major U.S. state and foreign taxing jurisdictions, the company is generally no longer subject to tax examinations for years prior to 2012. The company is no longer subject to income tax examination of its U.S. federal tax return for years prior to 2013. The open years contain matters that could be subject to differing interpretations of applicable tax laws and regulations as it relates to the amount and/or timing of income, deductions and tax credits. Although the

Management Discussion — (continued)

outcome of tax audits is always uncertain, the company believes that adequate amounts of tax and interest have been provided for any adjustments that are expected to result for these years.

In the first quarter of 2016, the IRS commenced its audit of the company’s U.S. tax returns for 2013 and 2014. The company anticipates that this audit will be completed by the end of 2017.

The amount of unrecognized tax benefits at December 31, 2016 increased by $563 million in the first quarter of 2017 to $4,303 million. The increase was primarily related to potential foreign and U.S. audit issues. The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate was $3,180 million at March 31, 2017.

The company is involved in a number of income tax-related matters in India challenging tax assessments issued by the India Tax Authorities. As of  March 31, 2017, the company has recorded $546 million as prepaid income taxes in India. A significant portion of this balance represents cash tax deposits paid over time to protect the company’s right to appeal various income tax assessments made by the Indian Tax Authorities. The company believes it will prevail on these matters.

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

			Yr. to Yr.
			Percent
For the three months ended March 31:	2017	2016	Change
Earnings per share of common stock from continuing operations:
Assuming dilution	$1.85	$2.09	(11.5)%
Basic	$1.86	$2.09	(11.0)%
Diluted operating (non-GAAP)	$2.38	$2.35	1.3%
Weighted-average shares outstanding: (in millions)
Assuming dilution	947.8	964.4	(1.7)%
Basic	942.4	961.7	(2.0)%

Actual shares outstanding at March 31, 2017 were 939.5 million. The weighted-average number of common shares outstanding assuming dilution during the first quarter of 2017 were 16.5 million shares lower than the first quarter of 2016. The decrease was primarily the result of the common stock repurchase program.

Results of Discontinued Operations

The loss from discontinued operations, net of tax, was $3 million in both the first quarter of 2017 and the first quarter of 2016. The discontinued operations effective tax rate was 38.4 percent in both periods.

Management Discussion — (continued)

Financial Position

Dynamics

At March 31, 2017, the company continued to have the financial flexibility to support the business over the long term. Cash and marketable securities at quarter end were $10,695 million. The company continues to manage the investment portfolio to meet its capital preservation and liquidity objectives. Total debt of $42,781 million increased $613 million from prior year-end levels, driven by new debt issuances of $2,880 million, partially offset by maturities of $1,556 million. Within total debt, $28,475 million, or approximately 67 percent, is in support of the Global Financing business. In the first three months of 2017, the company generated $3,955 million in cash from operations, a decrease of $1,575 million versus the first three months of 2016, primarily due to the prior year Japan tax refund. The company has consistently generated strong cash flow from operations and continues to have access to additional sources of liquidity through the capital markets and its $10.25 billion global credit facility.

The assets and debt associated with the Global Financing business are a significant part of the company’s financial position. The financial position amounts appearing on pages 5 and 6 are the consolidated amounts including Global Financing. The amounts appearing in the separate Global Financing section, beginning on page 63, are supplementary data presented to facilitate an understanding of the Global Financing business.

Working Capital

	At March 31,	At December 31,
(Dollars in millions)	2017	2016
Current assets	$42,889	$43,888
Current liabilities	36,481	36,275
Working capital	$6,408	$7,613

Current ratio	1.18:1	1.21:1

Working capital decreased $1,205 million from the year-end 2016 position. The key changes are described below:

Current assets decreased $999 million ($1,593 million adjusted for currency) due to:

•                  A decline in receivables of $3,374 million ($3,763 million adjusted for currency) primarily as a result of collections of higher year-end balances; partially offset by

•                  An increase in cash and cash equivalents of $2,270 million ($2,170 million adjusted for currency).

Current liabilities increased $206 million (decreased $161 million adjusted for currency) as a result of:

•                  An increase in deferred income of $1,316 million ($1,161 million adjusted for currency) driven by annual customer billings; and

•                  An increase in short-term debt of $827 million ($819 million adjusted for currency) primarily as a result of reclassifications of $3,243 million from long term to reflect upcoming maturities, partially offset by maturities of $1,556 million and a decrease in commercial paper of $899 million; partially offset by

•                  A decrease in accounts payable of $885 million ($950 million adjusted for currency) reflecting declines from typically higher year-end balances; and

•                  A decrease in taxes payable of $488 million ($527 million adjusted for currency); and

•                  A decrease in compensation and benefits of $381 million ($428 million adjusted for currency) driven by payouts of prior-year performance-related compensation.

Management Discussion — (continued)

Cash Flow

The company’s cash flows from operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flows on page 7, are summarized in the following table. These amounts include the cash flows associated with the Global Financing business.

(Dollars in millions)
For the three months ended March 31:	2017	2016
Net cash provided by/(used in) continuing operations:
Operating activities	$3,955	$5,530	***
Investing activities	350	(1,886	)*
Financing activities	(2,134)	2,806	**
Effect of exchange rate changes on cash and cash equivalents	100	217
Net change in cash and cash equivalents	$2,270	$6,668

* Revised classification of certain financing receivables. See note 1 for additional information.

** Reclassified to reflect adoption of the FASB guidance on share-based compensation.

Net cash provided by operating activities decreased by $1,575 million as compared to the first three months of 2016 driven by the following factors:

•                  An increase in net income tax payments of $1,207 million, driven by the prior year Japan tax refund received; and

•                  Performance-related declines within net income; partially offset by

•                  Working capital improvements of $765 million driven by strong cash collections.

Investing activities were a net source of cash of $350 million in the first quarter of 2017 compared to a net use of cash of $1,886 million in the first quarter of 2016.  The year-to-year increase in cash flow of $2,235 million was driven by:

•                  A decrease in net cash used related to acquisitions of $2,481 million.

Financing activities were a use of net cash of $2,134 million in the first quarter of 2017 compared to a source of cash of $2,806 million in the first quarter of 2016.  The year-to-year decrease in cash flow of $4,940 million was driven by:

•                  A decrease in net cash sourced from debt transactions of $4,487 million primarily driven by higher levels of issuances in the prior-year period.

Noncurrent Assets and Liabilities

	At March 31,	At December 31,
(Dollars in millions)	2017	2016
Noncurrent assets	$74,606	$73,582
Long-term debt	$34,441	$34,655
Noncurrent liabilities (excluding debt)	$28,125	$28,147

The increase in noncurrent assets of $1,024 million ($461 million adjusted for currency) was driven by:

•                  An increase of $1,234 million in deferred taxes ($1,139 million adjusted for currency) primarily due to intra-entity transfers ($827 million); and

•                  An increase in retirement plans assets of $456 million ($430 million adjusted for currency) driven by the expected returns on plan assets, partially offset by interest costs; partially offset by

•                  A decrease of $519 million in long-term financing receivables ($653 million adjusted for currency) reflecting seasonal reductions from higher year-end balances.

Management Discussion — (continued)

Long-term debt decreased $214 million ($395 million adjusted for currency) from the year-end balance primarily driven by:

•                  Reclassification to short-term debt of $3,243 million to reflect upcoming maturities; partially offset by

•                  Issuances of $2,819 million.

The decrease in noncurrent liabilities (excluding debt) of $22 million (a decrease of $460 million adjusted for currency) was driven by:

•                  A decrease in retirement and nonpension postretirement liabilities of $103 million ($314 million adjusted for currency); partially offset by

•                  An increase in other liabilities of $124 million driven by a currency impact of $176 million.

Debt

The company’s funding requirements are continually monitored and strategies are executed to manage the overall asset and liability profile. Additionally, the company maintains sufficient flexibility to access global funding sources as needed.

	At March 31,	At December 31,
(Dollars in millions)	2017	2016
Total company debt	$42,781	$42,169
Total Global Financing segment debt	$28,475	$27,859
Debt to support external clients	24,341	24,034
Debt to support internal clients	4,134	3,825
Non-Global Financing debt	$14,306	$14,309

Total debt of $42,781 million increased $613 million from December 31, 2016 consistent with the company’s expectations at year-end 2016 to increase leverage in the Global Financing business.

Global Financing provides financing predominantly for the company’s external client assets, as well as for assets under contract by other IBM units. These assets, primarily for Technology Services & Cloud Platforms, generate long-term, stable revenue streams similar to the Global Financing asset portfolio. Based on their attributes, these Technology Services & Cloud Platforms assets are leveraged with the balance of the Global Financing asset base. The debt analysis above is further detailed in the Global Financing section on page 66.

Non-Global Financing debt of $14,306 million was down $3 million from December 31, 2016 and down $4,468 million from March 31, 2016.

Consolidated debt-to-capitalization ratio at March 31, 2017 was 69.9 percent versus 69.6 percent at December 31, 2016 and 75.1 percent at March 31, 2016.

Given the significant leverage, the company also presents a debt-to-capitalization ratio which excludes Global Financing debt and equity as management believes this is more representative of the company’s core business operations. This ratio can vary from period to period as the company manages its global cash and debt positions. “Core” debt-to-capitalization ratio (excluding Global Financing debt and equity) was 48.3 percent at March 31, 2017 compared to 49.5 percent at December 31, 2016 and 62.2 percent at March 31, 2016.

Equity

Total equity increased by $56 million from December 31, 2016 as a result of an increase in retained earnings of $533 million, an increase in retirement-related amounts of $507 million and an increase of $270 million related to currency translation, partially offset by an increase in treasury stock of $1,309 million primarily due to common stock repurchases.

Management Discussion — (continued)

Looking Forward

The company’s strategies, investments and actions are all taken with an objective of optimizing long-term performance. A long-term perspective ensures that the company is well-positioned to take advantage of the major shifts in technology, business and the global economy.

Within the IT industry, there are major shifts occurring—driven by cognitive; including data and analytics, cloud and changes in the ways individuals and enterprises are engaging. The company is bringing together its cognitive technologies on cloud platforms that create industry-based solutions in order to solve enterprise clients’ real problems. The company continues to address the higher value areas of enterprise IT and is amassing a unique set of capabilities and is differentiating itself from other technology providers as it moves into new spaces, and in some cases, creating entirely new markets. IBM is more than a hardware, software and services company; it has emerged as a cognitive solutions and cloud platform company, focused on industry differentiation. The company’s strategic imperatives— cloud, analytics, mobile, social and security solutions—are focused on these market shifts.

In 2017, the company will continue to focus on growing the strategic imperatives and the transformation of its core businesses, with a continued high level of investment, although the higher-level investment that began in 2015 has now fully wrapped on a year-to-year basis. While pre-tax income is expected to decline year to year on a GAAP basis due to higher non-operating pension expense, the company expects growth in operating (non-GAAP) pre-tax income in 2017. The company expects gross profit margin improvement from the first-quarter level. The company expects to continue to monetize its technology, including through IP licensing arrangements in 2017. Consistent with the long-term model, the company also expects over the course of 2017 to continue to acquire key capabilities, remix skills, invest in areas of growth and return value to shareholders. This is all taken into account in the full-year view. Overall, the company expects GAAP earnings per share from continuing operations for 2017 to be at least $11.95. Excluding acquisition-related charges of $0.75 per share and non-operating retirement-related items of $1.10 per share, operating (non-GAAP) earnings per share is expected to be at least $13.80. For the first half of 2017, the company expects operating (non-GAAP) earnings per share to be approximately 37 percent of the full year expectation.

During the first quarter of 2017, the company had strong growth in its strategic imperatives revenue, which grew 12 percent as reported and 13 percent adjusted for currency, compared to a high growth first-quarter 2016. Total Cloud revenue of $3.5 billion increased 33 percent as reported and 35 percent adjusted for currency, with cloud as-a-Service revenue up 59 percent as reported and 61 percent adjusted for currency. From a segment perspective, in the first quarter 2017, Cognitive Solutions revenue grew, led by Analytics and Security. GBS revenue declined year to year, however the decline improved sequentially in Consulting revenue, as the business continues to shift towards cognitive and digital. Technology Services & Cloud Platforms revenue decreased primarily driven by declines in Infrastructure Services and Integration Software revenue. The decline in Systems was driven by anticipated product cycle dynamics.

Looking at first to second half of 2017 dynamics, the new products expected in z Systems and Power will drive improvement in gross profit and lower development spending in Systems. With the expectation to sign certain of the larger contracts in Technology Services & Cloud Platforms that did not close in the first quarter, and with the cost savings and yield on investments that have been made, the company expects to improve the GTS second-half 2017 profit dynamics. In addition, the improved trajectory in GBS performance is expected to continue throughout the year. Currency is expected to impact revenue growth during the year. At mid-April spot rates, the impact to revenue growth for the second-quarter 2017 is expected to a headwind of 2 points, plus or minus a point.

Free cash flow realization, defined as free cash flow to income from continuing operations (GAAP), was 97 percent as reported in 2016 and is again expected to be in line with the longer-term model of over 90 percent in 2017. The company expects free cash flow to be essentially flat year to year.

The company continues to expect that the 2017 GAAP tax rate will be approximately 3 points lower than the operating (non-GAAP) tax rate expectation. Expectations for the operating (non-GAAP) tax rate are approximately 15 percent plus or minus three points, excluding discrete items. The rate will change year to year based on nonrecurring events, such as the settlement of income tax audits and changes in tax laws, as well as recurring factors including the geographic mix of income before taxes, the timing and amount of foreign dividend repatriation, state and local taxes and the effects of various global income tax strategies. The tax rates for the first quarter 2017, excluding discrete items, were in line with the company’s January 2017 expectations.

Management Discussion — (continued)

In January 2017, the company reorganized its client and commercial financing business as a wholly owned subsidiary, IBM Credit, LLC. As announced, the financing business leverage was increased from 7:1 to 9:1, with an increase in Global Financing debt of $0.6 billion. The subsidiary is expected to begin accessing capital markets directly in 2017. See page 67 for additional information.

The company expects 2017 pre-tax retirement-related plan cost to be approximately $2.9 billion, an increase of approximately $900 million compared to 2016. This estimate reflects current pension plan assumptions at December 31, 2016. Within total retirement-related plan cost, operating retirement-related plan cost is expected to be approximately $1.4 billion, approximately flat versus 2016. Non-operating retirement-related plan cost is expected to be approximately $1.5 billion, an increase of approximately $900 million compared to 2016, driven by lower income from expected return on assets. Contributions for all retirement-related plans are expected to be approximately $2.5 billion in 2017, an increase of approximately $100 million compared to 2016.

Currency Rate Fluctuations

Changes in the relative values of non-U.S. currencies to the U.S. dollar (USD) affect the company’s financial results and financial position. At March 31, 2017, currency changes resulted in assets and liabilities denominated in local currencies being translated into more dollars than at year-end 2016. The company uses financial hedging instruments to limit specific currency risks related to financing transactions and other foreign currency-based transactions.

During periods of sustained movements in currency, the marketplace and competition adjust to the changing rates. For example, when pricing offerings in the marketplace, the company may use some of the advantage from a weakening U.S. dollar to improve its position competitively, and price more aggressively to win the business, essentially passing on a portion of the currency advantage to its customers. Competition will frequently take the same action. Consequently, the company believes that some of the currency-based changes in cost impact the prices charged to clients. The company also maintains currency hedging programs for cash management purposes which temporarily mitigate, but do not eliminate, the volatility of currency impacts on the company’s financial results.

The company translates revenue, cost and expense in its non-U.S. operations at current exchange rates in the reported period. References to “adjusted for currency” or “constant currency” reflect adjustments based upon a simple mathematical formula. However, this constant currency methodology that the company utilizes to disclose this information does not incorporate any operational actions that management could take to mitigate fluctuating currency rates. Currency movements impacted the company’s year-to-year revenue and earnings per share growth in the first three months of 2017. Based on the currency rate movements in the first three months of 2017, total revenue decreased 2.8 percent as reported and decreased 2.2 percent at constant currency versus the first three months of 2016. On an income from continuing operations before income tax basis, these translation impacts offset by the net impact of hedging activities resulted in a theoretical maximum (assuming no pricing or sourcing actions) increase of approximately $10 million in the first three months of 2017 on both an as-reported basis and an operating (non-GAAP) basis. The same mathematical exercise resulted in a decrease of approximately $20 million in the first three months of 2016 on both an as-reported basis and an operating (non-GAAP) basis. The company views these amounts as a theoretical maximum impact to its as-reported financial results. Considering the operational responses mentioned above, movements of exchange rates, and the nature and timing of hedging instruments, it is difficult to predict future currency impacts on any particular period, but the company believes it could be substantially less than the theoretical maximum given the competitive pressure in the marketplace.

For non-U.S. subsidiaries and branches that operate in U.S. dollars or whose economic environment is highly inflationary, translation adjustments are reflected in results of operations. Generally, the company manages currency risk in these entities by linking prices and contracts to U.S. dollars.

The company continues to monitor the economic conditions in Venezuela. In mid-February 2016, changes to the currency exchange systems were announced which eliminated the SICAD exchange rate and replaced the SIMADI rate with DICOM, which is expected to be a floating exchange rate. The company recorded a pre-tax loss of $43 million in the first quarter of 2016 in other (income) and expense in the Consolidated Statement of Earnings as a result of the elimination of SICAD and devaluation in the new exchange. The system for currency exchange in Venezuela has remained constant through the first quarter of 2017 and the company continued to use the SIMADI rate since the DICOM rate had not been instrumented by the authorities. Total pre-tax loss for the first three months of 2017 was not material. The company’s net assets denominated in local currency were $10 million at March 31, 2017. The company’s operations in Venezuela comprised less than 1 percent of total 2016 and 2015 revenue, respectively.

Management Discussion — (continued)

Liquidity and Capital Resources

In the company’s 2016 Annual Report, on pages 68 to 71, there is a discussion of the company’s liquidity including two tables that present five years of data. The table presented on page 68 includes net cash from operating activities, cash and marketable securities and the size of the company’s global credit facilities for each of the past five years. For the three months ended, or as of, as applicable, March 31, 2017, those amounts are $4.0 billion for net cash from operating activities, $10.7 billion of cash and marketable securities and $10.25 billion in global credit facilities, respectively.

The major rating agencies’ ratings on the company’s debt securities at March 31, 2017 appear in the table below. The agency ratings remain unchanged from December 31, 2016. Standard and Poor’s, Moody’s Investors Service and Fitch Ratings reaffirmed their credit ratings on April 27, 2016, March 30, 2016 and September 30, 2016, respectively. The company does not have “ratings trigger” provisions in its debt covenants or documentation, which would allow the holders to declare an event of default and seek to accelerate payments thereunder in the event of a change in credit rating. The company’s contractual agreements governing derivative instruments contain standard market clauses which can trigger the termination of the agreement if the company’s credit rating were to fall below investment grade. At March 31, 2017, the fair value of those instruments that were in a liability position was $166 million, before any applicable netting, and this position is subject to fluctuations in fair value period to period based on the level of the company’s outstanding instruments and market conditions. The company has no other contractual arrangements that, in the event of a change in credit rating, would result in a material adverse effect on its financial position or liquidity.

	STANDARD	MOODY’S
	AND	INVESTORS	FITCH
	POOR’S	SERVICE	RATINGS
Senior long-term debt	AA-	Aa3	A+
Commercial paper	A-1+	Prime-1	F1

The company prepares its Consolidated Statement of Cash Flows in accordance with applicable accounting standards for cash flow presentation on page 7 of this Form 10-Q and highlights causes and events underlying sources and uses of cash in that format on page 56. For the purpose of running its business, the company manages, monitors and analyzes cash flows in a different manner.

Management uses free cash flow as a measure to evaluate its operating results, plan share repurchase levels, strategic investments and assess its ability and need to incur and service debt. The entire free cash flow amount is not necessarily available for discretionary expenditures. The company defines free cash flow as net cash from operating activities less the change in Global Financing receivables and net capital expenditures, including the investment in software. A key objective of the Global Financing business is to generate strong returns on equity, and increasing receivables is the basis for growth. Accordingly, management considers Global Financing receivables as a profit-generating investment, not as working capital that should be minimized for efficiency. Therefore, management includes presentations of both free cash flow and net cash from operating activities that exclude the effect of Global Financing receivables. Free cash flow guidance is derived using an estimate of profit, working capital and operational cash outflows. As previously noted, the company views Global Financing receivables as a profit-generating investment which it seeks to maximize and therefore it is not considered when formulating guidance for free cash flow. As a result the company does not estimate a GAAP Net Cash from Operations expectation metric.

Management Discussion — (continued)

The following is management’s view of cash flows for the first three months of 2017 and 2016 prepared in a manner consistent with the description above.

(Dollars in millions)
For the three months ended March 31:	2017	2016
Net cash from operating activities per GAAP	$3,955	$5,530	* **
Less: change in Global Financing receivables	2,047	2,236	*
Net cash from operating activities, excluding Global Financing receivables	1,907	3,294	**
Capital expenditures, net	(819)	(971)
Free cash flow (FCF)	1,088	2,323	**
Acquisitions	(109)	(2,590)
Divestitures	(1)	47
Share repurchase	(1,293)	(939)
Common stock repurchases for tax withholdings	(50)	(27	) **
Dividends	(1,321)	(1,250)
Non-Global Financing debt	244	5,871
Other (includes Global Financing receivables and Global Financing debt)	3,610	3,239
Change in cash, cash equivalents and short-term marketable securities	$2,168	$6,674

*   Revised classification of certain financing receivables.

** Reclassified to reflect adoption of the FASB guidance on share-based compensation.

In the first three months of 2017, the company generated free cash flow of $1.1 billion, a decrease of $1.2 billion versus the prior year. The year-to-year decrease was driven primarily by a cash tax refund related to the Japan tax matter in the prior year. In addition, working capital contributed to the free cash flow performance in the first quarter of 2017, driven by strong cash collections. Net capital expenditures of $0.8 billion included investments in Watson and Cloud Platforms, as well as in support of the services and systems businesses. In the first three months of 2017, the company continued to focus its cash utilization on returning value to shareholders including $1.3 billion in dividends and $1.3 billion in gross common stock repurchases.

Events that could temporarily change the historical cash flow dynamics discussed previously and in the company’s 2016 Annual Report include significant changes in operating results, material changes in geographic sources of cash, unexpected adverse impacts from litigation, future pension funding requirements during periods of severe downturn in the capital markets or the timing of tax payments. Whether any litigation has such an adverse impact will depend on a number of variables, which are more completely described in note 12, “Contingencies,” in this Form 10-Q. With respect to pension funding, the company expects to make legally mandated pension plan contributions to certain non-U.S. plans of approximately $500 million in 2017. Contributions related to all retirement-related plans are expected to be approximately $2.5 billion in 2017. Financial market performance could increase the legally mandated minimum contributions in certain non-U.S. countries that require more frequent remeasurement of the funded status. The company is not quantifying any further impact from pension funding because it is not possible to predict future movements in the capital markets or pension plan funding regulations.

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

Management Discussion — (continued)

Global Financing

Global Financing is a reportable segment that is measured as a stand-alone entity. Global Financing facilitates IBM clients’ acquisition of information technology systems, software and services by providing financing solutions in the areas where the company has the experience, while generating solid returns on equity.

The company changed the structure of its financing business in January 2017 to drive operational benefits. The Global Financing segment remains unchanged, and will continue to include the client and commercial financing operations, as well as the hardware remanufacturing and remarketing operations.

Results of Operations

(Dollars in millions)
For the three months ended March 31:	2017	2016
External revenue	$405	$410
Internal revenue	363	486
Total revenue	768	896
Cost	271	272
Gross profit	$497	$624
Gross profit margin	64.7%	69.6%
Pre-tax income	$311	$386
After-tax income	$219	$261
Return on equity*	25.2%	28.2%

* See page 66 for the details of the return on equity calculation.

The decrease in revenue in the first quarter, as compared to the same period in 2016, was due to:

•                  A decline in internal revenue of 25.3 percent, due to a decrease in used equipment sales (down 33.4 percent to $268 million), partially offset by an increase in financing revenue (up 12.7 percent to $95 million); and

•                  A decline in external revenue of 1.2 percent (2.1 percent adjusted for currency), due to a decrease in financing (down 6.6 percent to $297 million), partially offset by an increase in used equipment sales (up 17.6 percent to $108 million).

The increase in internal financing revenue in the first quarter of 2017, compared to the same period in 2016, was due to higher asset yields and a higher average asset balance. The decrease in external financing revenue in the first quarter of 2017, compared to the same period in 2016, was due to lower asset yields and a decrease in the average asset balance.

Global Financing gross profit decreased 20.4 percent in the first quarter of 2017, compared to the same period in 2016, due to decreases in used equipment sales and financing gross profit. The gross profit margin decreased 5.0 points in the first quarter of 2017, compared to the same period in 2016, due to a decrease in the used equipment sales margin, partially offset by a shift in mix towards higher margin financing.

Global Financing pre-tax income decreased 19.5 percent to $311 million in the first quarter of 2017, compared to the same period in 2016, due to lower gross profit ($127 million) and an increase in selling, general and administrative expense ($13 million), partially offset by a decrease in financing receivables provisions ($65 million). The decrease in financing receivables provisions in the first quarter of 2017, compared to the same period in 2016, was due to higher general reserve requirements in Brazil in the prior year.

The decrease in return on equity in the first quarter of 2017, compared to the same period of 2016, was due to the decrease in net income, partially offset by a decrease in equity.

Management Discussion — (continued)

Financial Position

Balance Sheet

	At March 31,	At December 31,
(Dollars in millions)	2017	2016
Cash and cash equivalents	$1,947	$1,844
Net investment in sales-type and direct financing leases	6,640	6,893
Equipment under operating leases — external clients (1)	543	548
Client loans	10,779	11,478
Total client financing assets	17,961	18,920
Commercial financing receivables	7,458	9,700
Intercompany financing receivables (2) (3)	4,935	4,959
Other receivables	194	196
Other assets	1,627	872
Total assets	$34,123	$36,492
Intercompany payables (2)	$464	$2,189
Debt (4)	28,475	27,859
Other liabilities	2,020	2,631
Total liabilities	30,959	32,679
Total equity	3,164	3,812
Total liabilities and equity	$34,123	$36,492

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

At March 31, 2017, substantially all financing assets were IT related assets, and approximately 52 percent of the total external portfolio was with investment grade clients with no direct exposure to consumers. The percent of investment grade content increased modestly year to year. This investment grade percentage is based on the credit ratings of the companies in the portfolio. Additionally, as noted above, the company takes actions to transfer exposure to third parties. On that basis, the investment grade content would increase by 14 points to 66 percent, an increase of 1 point year to year.

Management Discussion — (continued)

Originations

Originations are management’s estimate of the gross additions for client and commercial financing assets. There are no industry standards or requirements governing the reporting of financing asset originations. Management believes the estimated values of financing asset originations disclosed in the table below provide insight into the future cash flows and earnings of the company.

The origination values below for client financing includes leases and loans, excluding the company’s loan financing to Technology Services & Cloud Platforms. Internal loan financing with Technology Services & Cloud Platforms is executed under a loan facility and is not considered originations. The origination values below for commercial financing exclude factored receivables with IBM.

(Dollars in millions)
For the three months ended March 31:	2017	2016
Client financing	$2,437	$2,546
Commercial financing	10,321	9,323
Total	$12,758	$11,869

Cash collections of both commercial financing and client financing assets exceeded new financing originations in the first quarter of 2017 which resulted in a net decline in financing assets compared to the same period in 2016.  The increase in originations in the three month period ending March 31, 2017 versus 2016 was due to an increase in commercial financing volumes.

Cash generated by Global Financing was deployed to pay intercompany payables and dividends to IBM as well as business partners and OEM suppliers.

Global Financing Receivables and Allowances

The following table presents external financing receivables, excluding residual values, and the allowance for credit losses.

	At March 31,	At December 31,
(Dollars in millions)	2017	2016
Gross financing receivables	$24,871	$28,043
Specific allowance for credit losses	359	335
Unallocated allowance for credit losses	92	103
Total allowance for credit losses	451	438
Net financing receivables	$24,420	$27,605
Allowance for credit losses coverage	1.8%	1.6%

Roll Forward of Global Financing Receivables Allowance for Credit Losses

(Dollars in millions)	Allowance	Additions/
January 1, 2017	Used*	(Reductions)	Other**	March 31, 2017
$438	$(9)	$10	$12	$451

*     Represents reserved receivables, net of recoveries, that were written off during the period.

**   Primarily represents translation adjustments.

The percentage of Global Financing receivables reserved increased from 1.6 percent at December 31, 2016, to 1.8 percent at March 31, 2017, primarily driven by the overall decline in gross receivables. Specific reserves increased 7 percent from $335 million at December 31, 2016, to $359 million at March 31, 2017. Unallocated reserves decreased 11 percent from $103 million at December 31, 2016, to $92 million at March 31, 2017.

Management Discussion — (continued)

Global Financing’s bad debt expense was $10 million for the three months ended March 31, 2017, compared to $75 million for the same period in 2016. The year-to-year decrease in bad debt expense for the three months ended March 31, 2017, compared to the same period in 2016, was due to higher general reserve requirements in Brazil in the prior year.

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

Global Financing optimizes the recovery of residual values by selling assets sourced from end of lease, leasing used equipment to new clients, or extending lease arrangements with current clients. Sales of equipment include equipment returned at the end of a lease, surplus internal equipment, or used equipment purchased externally. These sales represented 48.9 percent of Global Financing’s revenue in the first quarter of 2017, and 55.1 percent in the first quarter of 2016. The decrease was due to a lower volume of used equipment sales for internal transactions. The gross profit margins on these sales were 51.5 percent and 63.8 percent in the first quarter of 2017 and 2016, respectively.  The decrease in the gross profit margin for the three month period ending March 31, 2017 was driven by a shift in mix away from higher margin internal equipment sales and from decreases in internal and external equipment sales margins.

The table below presents the recorded amount of unguaranteed residual value for sales-type, direct financing and operating leases at January 1, 2017 and March 31, 2017. In addition, the table presents the residual value as a percentage of the related original amount financed and a run out of when the unguaranteed residual value assigned to equipment on leases at March 31, 2017 is expected to be returned to the company. In addition to the unguaranteed residual value, on a limited basis, Global Financing will obtain guarantees of the future value of the equipment to be returned at end of lease. While primarily focused on IBM products, guarantees are also obtained for certain OEM products. These third-party guarantees are included in minimum lease payments as provided for by accounting standards in the determination of lease classifications for the covered equipment and provide protection against risk of loss arising from declines in equipment values for these assets.

The residual value guarantee increases the minimum lease payments that are utilized in determining the classification of a lease as a sales-type lease, direct financing lease or operating lease. The aggregate asset values associated with the guarantees of sales-type leases were $43 million and $91 million for the financing transactions originated during the quarters ended March 31, 2017 and 2016, respectively. The aggregate asset values associated with the guarantees of direct financing leases were $34 million and $39 million for the financing transactions originated during the quarters ended March 31, 2017 and 2016, respectively. The associated aggregate guaranteed future values at the scheduled end of lease were $3 million for the financing transactions originated during each of the quarters ended March 31, 2017 and 2016, respectively. The cost of guarantees was $0.3 million for each of those periods.

Unguaranteed Residual Value

			Estimated Run Out of
			March 31, 2017 Balance
	At January 1,	At March 31,				2020 and
(Dollars in millions)	2017	2017	2017	2018	2019	Beyond
Sales-type and direct financing leases	$585	$574	$102	$172	$189	$112
Operating leases	140	150	57	44	40	9
Total unguaranteed residual value	$725	$724	$159	$216	$229	$121
Related original amount financed	$12,845	$12,493
Percentage	5.6%	5.8%

Management Discussion — (continued)

Debt

	At March 31,	At December 31,
	2017	2016
Debt-to-equity ratio	9.0x	7.3x

The financing business increased its leverage from approximately 7:1 to 9:1, which represents an increase of approximately $600 million in Global Financing debt. This is consistent with expectations provided in the company’s 2016 Annual Report.

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

Global Financing provides financing predominantly for the company’s external client assets, as well as for assets under contract by other IBM units. As previously stated, the company measures Global Financing as a stand-alone entity, and accordingly, interest expense relating to debt supporting Global Financing’s external client and internal business is included in the “Global Financing Results of Operations” on page 62 and in “Segment Information” on page 27.

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

(Dollars in millions)	At March 31, 2017		At December 31, 2016
Global Financing Segment		$28,475		$27,859
Debt to support external clients	$24,341		$24,034
Debt to support internal clients	4,134		3,825
Non-Global Financing Segments		14,306		14,309
Debt supporting operations	18,440		18,134
Intercompany activity	(4,134)		(3,825)
Total company debt		$42,781		$42,169

Liquidity and Capital Resources

Global Financing is a segment of the company, and therefore is supported by the company’s overall liquidity position and access to capital markets. Cash generated by Global Financing was deployed to pay dividends to the company in order to maintain an appropriate debt-to-equity ratio.

(Dollars in millions)
For the three months ended March 31:	2017	2016
Numerator
Global Financing after-tax income*	$219	$261
Annualized after-tax income (1)*	$878	$1,042
Denominator
Average Global Financing equity (2)**	$3,488	$3,698
Global Financing return on equity (1)/(2)	25.2%	28.2%

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

The client and commercial financing businesses have been reorganized as a wholly owned subsidiary, IBM Credit LLC in January 2017. This will drive operational benefits by consolidating the operations of the financing business. Debt will be issued directly out of the new entity, and the new entity is expected to be able to access the capital markets later in 2017.

Interest rates and the overall economy (including currency fluctuations) will have an effect on both revenue and gross profit. The company’s interest rate risk management policy, however, combined with the Global Financing pricing strategy should mitigate gross margin erosion due to changes in interest rates.

The economy could impact the credit quality of the Global Financing receivables portfolio and therefore the level of provision for credit losses. Global Financing will continue to apply rigorous credit policies in both the origination of new business and the evaluation of the existing portfolio and will take risk mitigation actions when necessary.

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

Management Discussion — (continued)

GAAP Reconciliation

The tables below provide a reconciliation of the company’s income statement results as reported under GAAP to its operating earnings presentation which is a non-GAAP measure. The company’s calculation of operating (non-GAAP) earnings, as presented, may differ from similarly titled measures reported by other companies. Refer to the “Snapshot” section on page 41 for the company’s rationale for presenting operating earnings information.

(Dollars in millions except per share amounts)		Acquisition-related		Retirement-related		Operating
For the three months ended March 31, 2017	GAAP	adjustments		adjustments		(Non-GAAP)
Gross profit	$7,772	$119		$193		$8,083
Gross profit margin	42.8%	0.7	pts.	1.1	pts.	44.5%
S,G&A	$5,152	$(139)		$(136)		$4,877
R,D&E	1,533	—		(49)		1,484
Other (income) and expense	(28)	(4)		—		(31)
Total expense and other (income)	6,348	(143)		(185)		6,020
Pre-tax income from continuing operations	1,424	262		378		2,063
Pre-tax margin from continuing operations	7.8%	1.4	pts.	2.1	pts.	11.4%
Provision for/(benefit from) income taxes*	$(329)	$67		$70		$(192)
Effective tax rate	(23.1)%	6.2	pts.	7.6	pts.	(9.3)%
Income from continuing operations	$1,753	$195		$308		$2,255
Income margin from continuing operations	9.7%	1.1	pts.	1.7	pts.	12.4%
Diluted earnings per share from continuing operations	$1.85	$0.21		$0.32		$2.38

*            The tax impact on operating (non-GAAP) pre-tax income from continuing operations is calculated under the same accounting principles applied to the GAAP pre-tax income which employs an annual effective tax rate method to the results.

(Dollars in millions except per share amounts)		Acquisition-related		Retirement-related		Operating
For the three months ended March 31, 2016	GAAP	adjustments		adjustments		(Non-GAAP)
Gross profit	$8,686	$112		$79		$8,877
Gross profit margin	46.5%	0.6	pts.	0.4	pts.	47.5%
S,G&A	$6,012	$(67)		$(55)		$5,890
R,D&E	1,458	—		(9)		1,449
Other (income) and expense	253	(6)		—		247
Total expense and other (income)	7,652	(73)		(63)		7,516
Pre-tax income from continuing operations	1,034	185		142		1,361
Pre-tax margin from continuing operations	5.5%	1.0	pts.	0.8	pts.	7.3%
Provision for/(benefit from) income taxes*	$(983)	$47		$27		$(909)
Effective tax rate	(95.1)%	16.3	pts.	11.9	pts.	(66.8)%
Income from continuing operations	$2,016	$138		$115		$2,270
Income margin from continuing operations	10.8%	0.7	pts.	0.6	pts.	12.1%
Diluted earnings per share from continuing operations	$2.09	$0.14		$0.12		$2.35

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

Part II — Other Information

Item 1.  Legal Proceedings

Refer to note 12, “Contingencies,” on pages 36 to 38 of this Form 10-Q.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Repurchases of Equity Securities

The following table provides information relating to the company’s repurchase of common stock for the first quarter of 2017.

			Total Number	Approximate
			of Shares	Dollar Value
			Purchased as	of Shares that
	Total Number	Average	Part of Publicly	May Yet Be
	of Shares	Price Paid	Announced	Purchased Under
Period	Purchased	per Share	Program	The Program*
January 1, 2017 - January 31, 2017	2,326,097	$170.13	2,326,097	$4,712,769,649

February 1, 2017 - February 28, 2017	4,198,757	$179.09	4,198,757	$3,960,803,683

March 1, 2017 - March 31, 2017	658,640	$176.69	658,640	$3,844,428,767

Total	7,183,494	$175.97	7,183,494

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

International Business Machines Corporation
(Registrant)

Date:	April 25, 2017
		By:	/s/ Robert F. Del Bene
Robert F. Del Bene
Vice President and Controller