Form 10-Q
period 2017-06-30
INTERNATIONAL BUSINESS MACHINES CORP
filed 2017-07-25
CIK 51143

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10 - Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JUNE 30, 2017

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

The registrant had 931,940,297 shares of common stock outstanding at June 30, 2017.

Part I - Financial Information

Item 1. Consolidated Financial Statements:

INTERNATIONAL BUSINESS MACHINES CORPORATION

AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF EARNINGS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions except per share amounts)	2017	2016	2017	2016
Revenue:
Services	$12,547	$13,018	$24,889	$25,409
Sales	6,324	6,792	11,727	12,671
Financing	418	429	827	843
Total revenue	19,289	20,238	37,443	38,923
Cost:
Services	8,523	8,691	17,076	17,074
Sales	1,684	1,582	3,234	2,960
Financing	289	263	568	501
Total cost	10,495	10,536	20,878	20,535
Gross profit	8,794	9,702	16,565	18,388
Expense and other (income):
Selling, general and administrative	5,160	5,349	10,312	11,361
Research, development and engineering	1,484	1,465	3,018	2,923
Intellectual property and custom development income	(365)	(365)	(810)	(582)
Other (income) and expense	(76)	37	(104)	289
Interest expense	147	167	283	315
Total expense and other (income)	6,351	6,653	12,699	14,306
Income from continuing operations before income taxes	2,443	3,049	3,867	4,082
Provision for/(benefit from) income taxes	111	544	(218)	(439)
Income from continuing operations	$2,332	$2,505	$4,085	$4,521
Loss from discontinued operations, net of tax	(1)	0	(3)	(3)
Net income	$2,331	$2,504	$4,082	$4,518

Earnings/(loss) per share of common stock:
Assuming dilution:
Continuing operations	$2.48	$2.61	$4.32	$4.69
Discontinued operations	0.00	0.00	0.00	0.00
Total	$2.48	$2.61	$4.32	$4.69
Basic:
Continuing operations	$2.49	$2.62	$4.35	$4.71
Discontinued operations	0.00	0.00	0.00	0.00
Total	$2.49	$2.62	$4.35	$4.71

Weighted-average number of common shares outstanding: (millions)
Assuming dilution	939.6	960.5	943.7	962.4
Basic	934.9	957.4	938.7	959.5

Cash dividend per common share	$1.50	$1.40	$2.90	$2.70

(Amounts may not add due to rounding.)

(The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION

AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2017	2016	2017	2016
Net income	$2,331	$2,504	$4,082	$4,518
Other comprehensive income/(loss), before tax:
Foreign currency translation adjustments	(38)	(248)	124	(10)
Net changes related to available-for-sale securities:
Unrealized gains/(losses) arising during the period	4	1	3	(35)
Reclassification of (gains)/losses to net income	0	0	1	37
Total net changes related to available-for-sale securities	3	1	4	2
Unrealized gains/(losses) on cash flow hedges:
Unrealized gains/(losses) arising during the period	(96)	9	(128)	(256)
Reclassification of (gains)/losses to net income	(176)	102	(274)	11
Total unrealized gains/(losses) on cash flow hedges	(272)	111	(402)	(245)
Retirement-related benefit plans:
Prior service costs/(credits)	—	—	0	—
Net (losses)/gains arising during the period	44	78	105	(68)
Curtailments and settlements	3	10	1	14
Amortization of prior service (credits)/costs	(22)	(27)	(44)	(53)
Amortization of net (gains)/losses	713	693	1,423	1,383
Total retirement-related benefit plans	738	754	1,486	1,277
Other comprehensive income/(loss), before tax	432	617	1,211	1,023
Income tax (expense)/benefit related to items of other comprehensive income	88	(223)	(3)	(21)
Other comprehensive income/(loss)	520	394	1,208	1,002
Total comprehensive income/(loss)	$2,852	$2,899	$5,290	$5,520

(Amounts may not add due to rounding.)

(The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION

AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF FINANCIAL POSITION

(UNAUDITED)

ASSETS

	At June 30,	At December 31,
(Dollars in millions)	2017	2016
Assets:
Current assets:
Cash and cash equivalents	$11,696	$7,826
Marketable securities	599	701
Notes and accounts receivable - trade (net of allowances of $304 in 2017 and $290 in 2016)	8,401	9,182
Short-term financing receivables (net of allowances of $272 in 2017 and $337 in 2016)	17,563	19,006
Other accounts receivable (net of allowances of $38 in 2017 and $48 in 2016)	994	1,057
Inventories, at lower of average cost or market:
Finished goods	424	358
Work in process and raw materials	1,180	1,195
Total inventories	1,604	1,553
Prepaid expenses and other current assets	4,155	4,564
Total current assets	45,013	43,888
Property, plant and equipment	31,291	30,133
Less: Accumulated depreciation	20,388	19,303
Property, plant and equipment — net	10,903	10,830
Long-term financing receivables (net of allowances of $122 in 2017 and $101 in 2016)	8,296	9,021
Prepaid pension assets	4,015	3,034
Deferred taxes	6,812	5,224
Goodwill	36,517	36,199
Intangible assets — net	4,179	4,688
Investments and sundry assets	4,759	4,585
Total assets	$120,495	$117,470

(Amounts may not add due to rounding.)

(The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION

AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF FINANCIAL POSITION — (CONTINUED)

(UNAUDITED)

LIABILITIES AND EQUITY

	At June 30,	At December 31,
(Dollars in millions)	2017	2016
Liabilities:
Current liabilities:
Taxes	$2,779	$3,235
Short-term debt	8,061	7,513
Accounts payable	5,126	6,209
Compensation and benefits	3,865	3,577
Deferred income	11,541	11,035
Other accrued expenses and liabilities	4,594	4,705
Total current liabilities	35,966	36,275
Long-term debt	37,612	34,655
Retirement and nonpension postretirement benefit obligations	17,320	17,070
Deferred income	3,617	3,600
Other liabilities	7,437	7,477
Total liabilities	101,951	99,078
Equity:
IBM stockholders’ equity:
Common stock, par value $0.20 per share, and additional paid-in capital	54,235	53,935
Shares authorized: 4,687,500,000
Shares issued: 2017 - 2,228,061,851
2016 - 2,225,116,815
Retained earnings	154,234	152,759
Treasury stock - at cost	(161,860)	(159,050)
Shares: 2017 - 1,296,121,555
2016 - 1,279,249,412
Accumulated other comprehensive income/(loss)	(28,189)	(29,398)
Total IBM stockholders’ equity	18,419	18,246
Noncontrolling interests	125	146
Total equity	18,544	18,392
Total liabilities and equity	$120,495	$117,470

(Amounts may not add due to rounding.)

(The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION

AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
(Dollars in millions)	2017	2016
Cash flows from operating activities:
Net income	$4,082	$4,518
Adjustments to reconcile net income to cash provided by operating activities
Depreciation	1,439	1,382
Amortization of intangibles	777	745
Stock-based compensation	265	261
Net (gain)/loss on asset sales and other	74	167
Changes in operating assets and liabilities, net of acquisitions/divestitures	785	1,915	* **
Net cash provided by operating activities	7,421	8,988	* **

Cash flows from investing activities:
Payments for property, plant and equipment	(1,425)	(1,826)
Proceeds from disposition of property, plant and equipment	136	172
Investment in software	(278)	(295)
Acquisition of businesses, net of cash acquired	(169)	(5,405)
Divestitures of businesses, net of cash transferred	29	35
Non-operating finance receivables — net	816	1,340	*
Purchases of marketable securities and other investments	(2,346)	(2,386)
Proceeds from disposition of marketable securities and other investments	1,883	2,028
Net cash used in investing activities	(1,355)	(6,338	)*

Cash flows from financing activities:
Proceeds from new debt	5,835	8,263
Payments to settle debt	(2,106)	(3,425)
Short-term borrowings/(repayments) less than 90 days — net	(973)	(909)
Common stock repurchases	(2,725)	(1,775)
Common stock repurchases for tax withholdings	(147)	(112	)**
Common stock transactions — other	97	115
Cash dividends paid	(2,724)	(2,590)
Net cash used in financing activities	(2,743)	(434	)**

Effect of exchange rate changes on cash and cash equivalents	547	114
Net change in cash and cash equivalents	3,870	2,330

Cash and cash equivalents at January 1	7,826	7,686
Cash and cash equivalents at June 30	$11,696	$10,017

*                 Revised classification of certain financing receivables.

**          Reclassified to reflect adoption of the FASB guidance on share-based compensation.

(Amounts may not add due to rounding.)

(The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION

 AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(UNAUDITED)

	Common
	Stock and			Accumulated
	Additional			Other	Total IBM	Non-
	Paid-in	Retained	Treasury	Comprehensive	Stockholders’	Controlling	Total
(Dollars in millions)	Capital	Earnings	Stock	Income/(Loss)	Equity	Interests	Equity
Equity - January 1, 2017	$53,935	$152,759	$(159,050)	$(29,398)	$18,246	$146	$18,392
Cumulative effect of change in accounting principle *		102			102		102

Net income		4,082			4,082		4,082
Other comprehensive income/(loss)				1,208	1,208		1,208
Total comprehensive income/(loss)					$5,290		$5,290
Cash dividends paid — common stock		(2,724)			(2,724)		(2,724)
Common stock issued under employee plans (2,945,036 shares)	300				300		300
Purchases (920,968 shares) and sales (347,939 shares) of treasury stock under employee plans — net		15	(103)		(88)		(88)
Other treasury shares purchased, not retired (16,299,114 shares)			(2,708)		(2,708)		(2,708)
Changes in noncontrolling interests						(21)	(21)
Equity - June 30, 2017	$54,235	$154,234	$(161,860)	$(28,189)	$18,419	$125	$18,544

	Common
	Stock and			Accumulated
	Additional			Other	Total IBM	Non-
	Paid-in	Retained	Treasury	Comprehensive	Stockholders’	Controlling	Total
(Dollars in millions)	Capital	Earnings	Stock	Income/(Loss)	Equity	Interests	Equity
Equity - January 1, 2016	$53,262	$146,124	$(155,518)	$(29,607)	$14,262	$162	$14,424

Net income		4,518			4,518		4,518
Other comprehensive income/(loss)				1,002	1,002		1,002
Total comprehensive income/(loss)					$5,520		$5,520
Cash dividends paid — common stock		(2,590)			(2,590)		(2,590)
Common stock issued under employee plans (2,867,128 shares)	321				321		321
Purchases (769,837 shares) and sales (323,578 shares) of treasury stock under employee plans — net		16	(71)		(56)		(56)
Other treasury shares purchased, not retired (12,305,377 shares)			(1,709)		(1,709)		(1,709)
Changes in other equity	(18)	2			(16)		(16)
Changes in noncontrolling interests						(6)	(6)
Equity - June 30, 2016	$53,565	$148,071	$(157,298)	$(28,604)	$15,733	$156	$15,889

* Reflects the adoption of the FASB guidance on intra-entity transfers of assets in the first-quarter 2017.

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

The company revised the classification of certain financing receivables for the three and six months ended June 30, 2016, decreasing net cash provided by operating activities and net cash used in investing activities in the amount of $70 million and $212 million, respectively, which the company concluded to be immaterial to the periods presented. The twelve-month revision for the period ended December 31, 2016 was provided in the company’s 2016 Annual Report on page 26. There was no impact to total GAAP cash flows or free cash flow.

In the first quarter of 2017, the company reported a benefit from income taxes of $329 million, and its effective tax rate was (23.1) percent. This was primarily driven by a discrete tax benefit of $582 million from a first-quarter 2017 transaction accounted for under the new Financial Accounting Standards Board (FASB) guidance related to intra-entity transfers of assets. This benefit was partially offset by a discrete tax charge related to foreign audit activity of $99 million. The company had additional discrete tax benefits of $170 million in second-quarter 2017. For the six months ended June 30, 2017, the company reported a benefit from income taxes of $218 million and its effective tax rate was (5.6) percent. The negative effective tax rate in the comparable period of 2016 was due to the resolution of a long-standing Japan tax matter in February 2016.  Refer to note 2, “Accounting Changes,” and the Taxes section of the Management Discussion for additional information.

Noncontrolling interest amounts of $3.5 million and $3.0 million, net of tax, for the three months ended June 30, 2017 and 2016, respectively, and $7.1 million and $4.4 million, net of tax, for the six months ended June 30, 2017 and 2016, respectively, are included as a reduction within other (income) and expense in the Consolidated Statement of Earnings.

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

Notes to Consolidated Financial Statements — (continued)

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

The FASB issued guidance on the recognition of revenue from contracts with customers in May 2014 with amendments in 2015 and 2016. Revenue recognition will depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented, or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the cumulative catch-up transition method). The company will adopt the guidance on January 1, 2018 and apply the cumulative catch-up transition method. The transition adjustment to be recorded to stockholders’ equity upon adoption of the new standard is not expected to be material.

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

Since the company currently expenses sales commissions as incurred, the requirement in the new standard to capitalize certain in-scope sales commissions will result in an accounting change for the company.  However, the impact to the consolidated financial statements is not expected to be material, with no impact to cash flows.

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

Notes to Consolidated Financial Statements — (continued)

In October 2016, the FASB issued guidance which requires an entity to recognize the income tax consequences of intra-entity transfers of assets, other than inventory, at the time of transfer. Assets within the scope of the guidance include intellectual property and property, plant and equipment. The guidance is effective January 1, 2018 and early adoption is permitted. The company adopted the guidance on January 1, 2017 using the required modified retrospective method. At adoption, $95 million and $47 million were reclassified from investments and sundry assets and prepaid expenses and other current assets, respectively into retained earnings. Additionally, net deferred taxes of $244 million were established in deferred taxes in the Consolidated Statement of Financial Position, resulting in a cumulative-effect net credit to retained earnings of $102 million. In January 2017, the company had one transaction that generated a $582 million benefit to income tax expense, income from continuing operations and net income and a benefit to both basic and diluted earnings per share of $0.62 per share for the six months ended June 30, 2017. There was no impact in the consolidated financial results for the three months ended June 30, 2017. The ongoing impact of this guidance will be dependent on any transaction that is within its scope.

In March 2016, the FASB issued guidance which changes the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification in the Consolidated Statement of Cash Flows. The guidance was effective and adopted by the company on January 1, 2017, and it did not have a material impact in the Consolidated Statement of Financial Position. The ongoing impact of the guidance could result in increased volatility in the provision for income taxes and earnings per share in the Consolidated Statement of Earnings, depending on the company’s share price at exercise or vesting of share-based awards compared to grant date, however these impacts are not expected to be material. These impacts are recorded on a prospective basis. See note 5, “Stock-Based Compensation,” for additional information. The company continues to estimate forfeitures in conjunction with measuring stock-based compensation cost. The guidance also requires cash payments on behalf of employees for shares directly withheld for taxes to be presented as financing outflows in the Consolidated Statement of Cash Flows. Prior to adoption, the company reported this activity as an operating cash outflow and as a result, prior periods have been reclassified as required. The FASB also issued guidance in May 2017, which relates to the accounting for modifications of share-based payment awards. The company adopted the guidance in the second quarter of 2017. The guidance had no impact in the consolidated financial results.

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

Notes to Consolidated Financial Statements — (continued)

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

Non-financial assets such as property, plant and equipment, land, goodwill and intangible assets are also subject to nonrecurring fair value measurements if they are deemed to be impaired. The impairment models used for nonfinancial assets depend on the type of asset. During the six months ended June 30, 2016, a pre-tax impairment charge related to certain property, plant and equipment of $252 million was recorded. There were no material impairments of non-financial assets for the six months ended June 30, 2017.

Accounting guidance permits the measurement of eligible financial assets, financial liabilities and firm commitments at fair value, on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. This election is irrevocable. The company has not applied the fair value option to any eligible assets or liabilities.

The following tables present the company’s financial assets and financial liabilities that are measured at fair value on a recurring basis at June 30, 2017 and December 31, 2016.

Notes to Consolidated Financial Statements — (continued)

(Dollars in millions)
At June 30, 2017	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (1)
Time deposits and certificates of deposit	$—	$7,285	$—	$7,285
Money market funds	1,368	—	—	1,368
Canadian government securities	—	231	—	231
Total	1,368	7,516	—	8,884	(6)
Debt securities - current (2)	—	599	—	599	(6)
Debt securities - noncurrent (3)	4	6	—	10
Available-for-sale equity investments (3)	6	—	—	6
Derivative assets (4)
Interest rate contracts	—	557	—	557
Foreign exchange contracts	—	297	—	297
Equity contracts	—	2	—	2
Total	—	856	—	856	(7)
Total assets	$1,378	$8,977	$—	$10,355	(7)
Liabilities:
Derivative liabilities (5)
Foreign exchange contracts	$—	$294	$—	$294
Equity contracts	—	7	—	7
Interest rate contracts	—	3	—	3
Total liabilities	$—	$304	$—	$304	(7)

(1) Included within cash and cash equivalents in the Consolidated Statement of Financial Position.

(2) U.S. government securities reported as marketable securities in the Consolidated Statement of Financial Position.

(3) Included within investments and sundry assets in the Consolidated Statement of Financial Position.

(4) The gross balances of derivative assets contained within prepaid expenses and other current assets, and investments and sundry assets in the Consolidated Statement of Financial Position at June 30, 2017 were $207 million and $649 million, respectively.

(5) The gross balances of derivative liabilities contained within other accrued expenses and liabilities, and other liabilities in the Consolidated Statement of Financial Position at June 30, 2017 were $298 million and $6 million, respectively.

(6) Available-for-sale securities with carrying values that approximate fair value.

(7) If derivative exposures covered by a qualifying master netting agreement had been netted in the Consolidated Statement of Financial Position, the total derivative asset and liability positions each would have been reduced by $221 million.

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

There were no transfers between Levels 1 and 2 for the six months ended June 30, 2017 and the year ended December 31, 2016.

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

Loans and Long-term Receivables

Fair values are based on discounted future cash flows using current interest rates offered for similar loans to clients with similar credit ratings for the same remaining maturities. At June 30, 2017 and December 31, 2016, the difference between the carrying amount and estimated fair value for loans and long-term receivables was immaterial. If measured at fair value in the financial statements, these financial instruments would be classified as Level 3 in the fair value hierarchy.

Notes to Consolidated Financial Statements — (continued)

Long-Term Debt

Fair value of publicly-traded long-term debt is based on quoted market prices for the identical liability when traded as an asset in an active market. For other long-term debt for which a quoted market price is not available, an expected present value technique that uses rates currently available to the company for debt with similar terms and remaining maturities is used to estimate fair value. The carrying amount of long-term debt was $37,612 million and $34,655 million, and the estimated fair value was $39,756 million and $36,838 million at June 30, 2017 and December 31, 2016, respectively. If measured at fair value in the financial statements, long-term debt (including the current portion) would be classified as Level 2 in the fair value hierarchy.

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

		Gross	Gross
(Dollars in millions)	Adjusted	Unrealized	Unrealized	Fair
At June 30, 2017:	Cost	Gains	Losses	Value
Debt securities — noncurrent(1)	$7	$3	$—	$10
Available-for-sale equity investments(1)	$1	$5	$0	$6

(1) Included within investments and sundry assets in the Consolidated Statement of Financial Position.

		Gross	Gross
(Dollars in millions)	Adjusted	Unrealized	Unrealized	Fair
At December 31, 2016:	Cost	Gains	Losses	Value
Debt securities — noncurrent(1)	$5	$3	$—	$8
Available-for-sale equity investments(1)	$3	$5	$0	$7

(1) Included within investments and sundry assets in the Consolidated Statement of Financial Position.

Sales of debt and available-for-sale equity investments during the period were as follows:

(Dollars in millions)
For the three months ended June 30:	2017	2016
Proceeds	$0	$1
Gross realized gains (before taxes)	0	0
Gross realized losses (before taxes)	—	0

(Dollars in millions)
For the six months ended June 30:	2017	2016
Proceeds	$5	$149
Gross realized gains (before taxes)	1	0
Gross realized losses (before taxes)	2	37

The after-tax net unrealized holding gains/(losses) on available-for-sale debt and equity securities that have been included in other comprehensive income/(loss) for the period and after-tax net (gains)/losses reclassified from accumulated other comprehensive income/(loss) to net income were as follows:

Notes to Consolidated Financial Statements — (continued)

(Dollars in millions)
For the three months ended June 30:	2017	2016
Net unrealized gains/(losses) arising during the period	$2	$1
Net unrealized (gains)/losses reclassified to net income*	0	0

*There were no writedowns for the three months ended June 30, 2017 and 2016, respectively.

(Dollars in millions)
For the six months ended June 30:	2017	2016
Net unrealized gains/(losses) arising during the period	$2	$(22)
Net unrealized (gains)/losses reclassified to net income*	1	23

* There were no writedowns for the six months ended June 30, 2017 and 2016, respectively.

The contractual maturities of substantially all available-for-sale debt securities are less than one year at June 30, 2017.

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

The company is also a party to collateral security arrangements with most of its major derivative counterparties. These arrangements require the company to hold or post collateral (cash or U.S. Treasury securities) when the derivative fair values exceed contractually established thresholds. Posting thresholds can be fixed or can vary based on credit default swap pricing or credit ratings received from the major credit agencies. The aggregate fair value of all derivative instruments under these collateralized arrangements that were in a liability position at June 30, 2017 and December 31, 2016 was $53 million and $11 million, respectively, for which no collateral was posted at either date. Full collateralization of these agreements would be required in the event that the company’s credit rating falls below investment grade or if its credit default swap spread exceeds 250 basis points, as applicable, pursuant to the terms of the collateral security arrangements. The aggregate fair value of derivative instruments in asset positions as of June 30, 2017 and December 31, 2016 was $856 million and $1,126 million, respectively. This amount represents the maximum exposure to loss at the reporting date if the counterparties failed to perform as contracted. This exposure was reduced by $221 million and $116 million at June 30, 2017 and December 31, 2016, respectively, of liabilities included in master netting arrangements with those counterparties. Additionally, at June 30, 2017 and December 31, 2016, this exposure was reduced by $117 million and $141 million of cash collateral, respectively, and $35 million of non-cash collateral in U.S. Treasury securities at December 31, 2016.  There were no non-cash collateral balances in U.S. Treasury securities at June 30, 2017. At June 30, 2017 and December 31, 2016, the net exposure related to derivative assets recorded in the Consolidated Statement of Financial Position was $518 million and $834 million, respectively.  At June 30, 2017 and December 31, 2016, the net position related to derivative liabilities recorded in the Consolidated Statement of Financial Position was $82 million and $90 million, respectively.

In the Consolidated Statement of Financial Position, the company does not offset derivative assets against liabilities in master netting arrangements nor does it offset receivables or payables recognized upon payment or receipt of cash collateral against the fair values of the related derivative instruments. No amount was recognized in other receivables at June 30, 2017 or December 31, 2016 for the right to reclaim cash collateral. The amount recognized in accounts payable for the obligation

Notes to Consolidated Financial Statements — (continued)

to return cash collateral was $117 million and $141 million at June 30, 2017 and December 31, 2016, respectively. The company restricts the use of cash collateral received to rehypothecation, and therefore reports it in prepaid expenses and other current assets in the Consolidated Statement of Financial Position. No amount was rehypothecated at June 30, 2017 and December 31, 2016.

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

Interest Rate Risk

Fixed and Variable Rate Borrowings

The company issues debt in the global capital markets to fund its operations and financing business. Access to cost-effective financing can result in interest rate mismatches with the underlying assets. To manage these mismatches and to reduce overall interest cost, the company uses interest-rate swaps to convert specific fixed-rate debt issuances into variable-rate debt (i.e., fair value hedges) and to convert specific variable-rate debt issuances into fixed-rate debt (i.e., cash flow hedges). At June 30, 2017 and December 31, 2016, the total notional amount of the company’s interest rate swaps was $7.3 billion at both periods. The weighted-average remaining maturity of these instruments at June 30, 2017 and December 31, 2016 was approximately 5.7 years and 6.2 years, respectively.

Forecasted Debt Issuance

The company is exposed to interest rate volatility on future debt issuances. To manage this risk, the company may use forward starting interest-rate swaps to lock in the rate on the interest payments related to the forecasted debt issuance. These swaps are accounted for as cash flow hedges. The company did not have any derivative instruments relating to this program outstanding at June 30, 2017 and December 31, 2016.

At June 30, 2017 and December 31, 2016, net gains of less than $1 million (before taxes), respectively, were recorded in accumulated other comprehensive income/(loss) in connection with cash flow hedges of the company’s borrowings. Within these amounts, less than $1 million of gains, respectively, are expected to be reclassified to net income within the next 12 months, providing an offsetting economic impact against the underlying transactions.

Foreign Exchange Risk

Long-Term Investments in Foreign Subsidiaries (Net Investment)

A large portion of the company’s foreign currency denominated debt portfolio is designated as a hedge of net investment in foreign subsidiaries to reduce the volatility in stockholders’ equity caused by changes in foreign currency exchange rates in the functional currency of major foreign subsidiaries with respect to the U.S. dollar. The company also uses cross-currency swaps and foreign exchange forward contracts for this risk management purpose. At June 30, 2017 and December 31, 2016, the total notional amount of derivative instruments designated as net investment hedges was $6.9 billion and $6.7 billion, respectively. At June 30, 2017 and December 31, 2016, the weighted-average remaining maturity of these instruments was approximately 0.2 years at both periods.

Anticipated Royalties and Cost Transactions

The company’s operations generate significant nonfunctional currency, third-party vendor payments and intercompany payments for royalties and goods and services among the company’s non-U.S. subsidiaries and with the company. In

Notes to Consolidated Financial Statements — (continued)

anticipation of these foreign currency cash flows and in view of the volatility of the currency markets, the company selectively employs foreign exchange forward contracts to manage its currency risk. These forward contracts are accounted for as cash flow hedges. The maximum length of time over which the company has hedged its exposure to the variability in future cash flows is four years. At June 30, 2017 and December 31, 2016, the total notional amount of forward contracts designated as cash flow hedges of forecasted royalty and cost transactions was $8.0 billion and $8.3 billion, respectively. The weighted-average remaining maturity of these instruments at June 30, 2017 and December 31, 2016 was 0.7 years at both periods.

At June 30, 2017 and December 31, 2016, in connection with cash flow hedges of anticipated royalties and cost transactions, the company recorded net gains of $82 million and $462 million (before taxes), respectively, in accumulated other comprehensive income/(loss). Within these amounts, $17 million of losses and $397 million of gains, respectively, are expected to be reclassified to net income within the next 12 months, providing an offsetting economic impact against the underlying anticipated transactions.

Foreign Currency Denominated Borrowings

The company is exposed to exchange rate volatility on foreign currency denominated debt. To manage this risk, the company employs cross-currency swaps to convert fixed-rate foreign currency denominated debt to fixed-rate debt denominated in the functional currency of the borrowing entity. These swaps are accounted for as cash flow hedges. The maximum length of time over which the company has hedged its exposure to the variability in future cash flows is approximately nine years. At June 30, 2017 and December 31, 2016, the total notional amount of cross-currency swaps designated as cash flow hedges of foreign currency denominated debt was $1.4 billion at both periods.

At June 30, 2017 and December 31, 2016, in connection with cash flow hedges of foreign currency denominated borrowings, the company recorded net gains of $7 million and net gains of $29 million (before taxes), respectively, in accumulated other comprehensive income/(loss). Within these amounts, $30 million of gains and $27 million of gains, respectively, are expected to be reclassified to net income within the next 12 months, providing an offsetting economic impact against the underlying exposure.

Subsidiary Cash and Foreign Currency Asset/Liability Management

The company uses its Global Treasury Centers to manage the cash of its subsidiaries. These centers principally use currency swaps to convert cash flows in a cost-effective manner. In addition, the company uses foreign exchange forward contracts to economically hedge, on a net basis, the foreign currency exposure of a portion of the company’s nonfunctional currency assets and liabilities. The terms of these forward and swap contracts are generally less than one year. The changes in the fair values of these contracts and of the underlying hedged exposures are generally offsetting and are recorded in other (income) and expense in the Consolidated Statement of Earnings. At June 30, 2017 and December 31, 2016, the total notional amount of derivative instruments in economic hedges of foreign currency exposure was $8.9 billion and $12.7 billion, respectively.

Equity Risk Management

The company is exposed to market price changes in certain broad market indices and in the company’s own stock primarily related to certain obligations to employees. Changes in the overall value of these employee compensation obligations are recorded in selling, general and administrative (SG&A) expense in the Consolidated Statement of Earnings. Although not designated as accounting hedges, the company utilizes derivatives, including equity swaps and futures, to economically hedge the exposures related to its employee compensation obligations. The derivatives are linked to the total return on certain broad market indices or the total return on the company’s common stock, and are recorded at fair value with gains or losses also reported in SG&A expense in the Consolidated Statement of Earnings. At June 30, 2017 and December 31, 2016, the total notional amount of derivative instruments in economic hedges of these compensation obligations was $1.2 billion at both periods.

Other Risks

The company may hold warrants to purchase shares of common stock in connection with various investments that are deemed derivatives because they contain net share or net cash settlement provisions. The company records the changes in the fair value of these warrants in other (income) and expense in the Consolidated Statement of Earnings. The company did not have any warrants qualifying as derivatives outstanding at June 30, 2017 and December 31, 2016.

Notes to Consolidated Financial Statements — (continued)

The company is exposed to a potential loss if a client fails to pay amounts due under contractual terms. The company may utilize credit default swaps to economically hedge its credit exposures. The swaps are recorded at fair value with gains and losses reported in other (income) and expense in the Consolidated Statement of Earnings. The company did not have any derivative instruments relating to this program outstanding at June 30, 2017 and December 31, 2016.

The company is exposed to market volatility on certain investment securities. The company may utilize options or forwards to economically hedge its market exposure. The derivatives are recorded at fair value with gains and losses reported in other (income) and expense in the Consolidated Statement of Earnings. At June 30, 2017 and December 31, 2016, the company did not have any derivative instruments relating to this program outstanding.

The following tables provide a quantitative summary of the derivative and non-derivative instrument-related risk management activity as of June 30, 2017 and December 31, 2016, as well as for the three and six months ended June 30, 2017 and 2016, respectively.

Notes to Consolidated Financial Statements — (continued)

Fair Values of Derivative Instruments in the Consolidated Statement of Financial Position

As of June 30, 2017 and December 31, 2016

	Fair Value of Derivative Assets			Fair Value of Derivative Liabilities
	Balance Sheet			Balance Sheet
(Dollars in millions)	Classification	6/30/2017	12/31/2016	Classification	6/30/2017	12/31/2016
Designated as hedging instruments:
Interest rate contracts:	Prepaid expenses and other current assets	$2	$—	Other accrued expenses and liabilities	$—	$—
	Investments and sundry assets	555	555	Other liabilities	3	8
Foreign exchange contracts:	Prepaid expenses and other current assets	155	421	Other accrued expenses and liabilities	257	46
	Investments and sundry assets	94	17	Other liabilities	3	35
	Fair value of derivative assets	$805	$993	Fair value of derivative liabilities	$263	$89

Not designated as hedging instruments:
Foreign exchange contracts:	Prepaid expenses and other current assets	$48	$100	Other accrued expenses and liabilities	$34	$89
	Investments and sundry assets	—	22	Other liabilities	—	18
Equity contracts:	Prepaid expenses and other current assets	2	11	Other accrued expenses and liabilities	7	10
	Investments and sundry assets	—	—	Other liabilities	—	—
	Fair value of derivative assets	$51	$133	Fair value of derivative liabilities	$41	$117
Total Derivatives		$856	$1,126		$304	$206

Total debt designated as hedging instruments:
Short-term debt		N/A	N/A		$378	$1,125
Long-term debt		N/A	N/A		10,683	7,844
		N/A	N/A		$11,061	$8,969

Total		$856	$1,126		$11,365	$9,175

N/A - not applicable

Notes to Consolidated Financial Statements — (continued)

The Effect of Derivative Instruments in the Consolidated Statement of Earnings

For the three months ended June 30, 2017 and 2016

	Gain (Loss) Recognized in Earnings
	Consolidated	Recognized on		Attributable to Risk
(Dollars in millions)	Statement of	Derivatives		Being Hedged(2)
For the three months ended June 30:	Earnings Line Item	2017	2016	2017	2016
Derivative instruments in fair value hedges (1) (5):
Interest rate contracts	Cost of financing	$42	$77	$(22)	$(55)
	Interest expense	36	88	(19)	(63)
Derivative instruments not designated as hedging instruments:
Foreign exchange contracts	Other (income) and expense	185	184	N/A	N/A
Interest rate contracts	Other (income) and expense	—	0	N/A	N/A
Equity contracts	SG&A expense	11	21	N/A	N/A
	Other (income) and expense	—	0	N/A	N/A
Total		$275	$370	$(41)	$(118)

	Gain (Loss) Recognized in Earnings and Other Comprehensive Income
						Ineffectiveness and
(Dollars in millions)	Effective Portion		Consolidated	Effective Portion Reclassified		Amounts Excluded from
For the three months	Recognized in OCI		Statement of	from AOCI		Effectiveness Testing(3)
ended June 30:	2017	2016	Earnings Line Item	2017	2016	2017	2016
Derivative instruments in cash flow hedges:
Interest rate contracts	$—	$—	Interest expense	$(7)	$(7)	$—	$—
Foreign exchange contracts	(96)	9	Other (income) and expense	146	(75)	2	(1)
			Cost of sales*	10	(8)	—	—
			Cost of services*	18	(5)	—	—
			SG&A expense	8	(7)	—	—
Instruments in net investment hedges(4):
Foreign exchange contracts	(724)	(247)	Interest expense	—	—	7	16
Total	$(820)	$(238)		$176	$(102)	$9	$15

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

(5)         For the three month periods ended June 30, 2017 and 2016, fair value hedges resulted in a loss of less than $1 million and a gain of $1 million in ineffectiveness, respectively.

Notes to Consolidated Financial Statements — (continued)

The Effect of Derivative Instruments in the Consolidated Statement of Earnings

For the six months ended June 30, 2017 and 2016

	Gain (Loss) Recognized in Earnings
	Consolidated	Recognized on		Attributable to Risk
(Dollars in millions)	Statement of	Derivatives		Being Hedged(2)
For the six months ended June 30:	Earnings Line Item	2017	2016	2017	2016
Derivative instruments in fair value hedges(1)(5):
Interest rate contracts	Cost of financing	$41	$213	$1	$(166)
	Interest expense	35	236	1	(184)
Derivative instruments not designated as hedging instruments:
Foreign exchange contracts	Other (income) and expense	108	305	N/A	N/A
Interest rate contracts	Other (income) and expense	—	0	N/A	N/A
Equity contracts	SG&A expense	58	43	N/A	N/A
	Other (income) and expense	—	(1)	N/A	N/A
Total		$243	$796	$1	$(350)

	Gain (Loss) Recognized in Earnings and Other Comprehensive Income
						Ineffectiveness and
(Dollars in millions)	Effective Portion		Consolidated	Effective Portion Reclassified		Amounts Excluded from
For the six months	Recognized in OCI		Statement of	from AOCI		Effectiveness Testing(3)
ended June 30:	2017	2016	Earnings Line Item	2017	2016	2017	2016
Derivative instruments in cash flow hedges:
Interest rate contracts	$—	$—	Interest expense	$(14)	$(9)	$—	$—
Foreign exchange contracts	(128)	(256)	Other (income) and expense	211	12	3	0
			Cost of sales*	22	1	—	—
			Cost of services*	27	(11)	—	—
			SG&A expense	29	(3)	—	—
Instruments in net investment hedges(4):
Foreign exchange contracts	(1,006)	(940)	Interest expense	—	—	27	26
Total	$(1,134)	$(1,197)		$274	$(11)	$29	$26

* Reclassified to conform to 2017 presentation.

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

(5)         For the six month periods ended June 30, 2017 and 2016, fair value hedges resulted in a loss of less than $1 million and a gain of $3 million in ineffectiveness, respectively.

Notes to Consolidated Financial Statements — (continued)

For the three and six months ending June 30, 2017 and 2016, there were no significant gains or losses excluded from the assessment of hedge effectiveness (for fair value hedges), or associated with an underlying exposure that did not or was not expected to occur (for cash flow hedges); nor are there any anticipated in the normal course of business.

4. Financing Receivables: The following table presents financing receivables, net of allowances for credit losses, including residual values.

	At June 30,	At December 31,
(Dollars in millions)	2017	2016
Current:
Net investment in sales-type and direct financing leases	$2,846	$2,909
Commercial financing receivables	8,178	9,706
Client loan and installment payment receivables (loans)	6,539	6,390
Total	$17,563	$19,006
Noncurrent:
Net investment in sales-type and direct financing leases	$3,627	$3,950
Client loan and installment payment receivables (loans)	4,669	5,071
Total	$8,296	$9,021

Net investment in sales-type and direct financing leases relates principally to the company’s Systems products and are for terms ranging generally from two to six years. Net investment in sales-type and direct financing leases includes unguaranteed residual values of $570 million and $585 million at June 30, 2017 and December 31, 2016, respectively, and is reflected net of unearned income of $475 million and $513 million, and net of allowance for credit losses of $121 million and $133 million at those dates, respectively.

Commercial financing receivables, net of allowance for credit losses of $26 million and $28 million at June 30, 2017 and December 31, 2016, respectively, relate primarily to inventory and accounts receivable financing for dealers and remarketers of IBM and OEM products. Payment terms for inventory and accounts receivable financing generally range from 30 to 90 days.

Client loan and installment payment receivables (loans), net of allowance for credit losses of $246 million and $276 million at June 30, 2017 and December 31, 2016, respectively, are loans that are provided primarily to clients to finance the purchase of hardware, software and services. Payment terms on these financing arrangements are generally for terms up to seven years.

Client loan and installment payment financing contracts are priced independently at competitive market rates. The company has a history of enforcing the terms of these financing agreements.

The company utilizes certain of its financing receivables as collateral for nonrecourse borrowings. Financing receivables pledged as collateral for borrowings were $737 million and $689 million at June 30, 2017 and December 31, 2016, respectively.

The company did not have any financing receivables held for sale as of June 30, 2017 and December 31, 2016.

Financing Receivables by Portfolio Segment

The following tables present financing receivables on a gross basis, excluding the allowance for credit losses and residual value, by portfolio segment and by class, excluding commercial financing receivables and other miscellaneous financing receivables at June 30, 2017 and December 31, 2016. The company determines its allowance for credit losses based on two portfolio segments: lease receivables and loan receivables, and further segments the portfolio into three classes: Americas, Europe/Middle East/Africa (EMEA), and Asia Pacific. This portfolio segmentation was changed from growth markets and major markets in 2017 as the company no longer manages the business under those market delineations. There was no impact to segment reporting or the company’s Consolidated Financial Statements.

Notes to Consolidated Financial Statements — (continued)

(Dollars in millions)
At June 30, 2017	Americas	EMEA	Asia Pacific	Total
Financing receivables
Lease receivables	$3,442	$1,202	$1,302	$5,946
Loan receivables	6,014	3,101	2,340	11,455
Ending balance	$9,456	$4,303	$3,642	$17,401
Collectively evaluated for impairment	$9,284	$4,272	$3,541	$17,097
Individually evaluated for impairment	$173	$31	$100	$304
Allowance for credit losses
Beginning balance at January 1, 2017
Lease receivables	$54	$4	$76	$133
Loan receivables	169	18	89	276
Total	$223	$22	$165	$410
Write-offs	$(11)	$0	$(59)	$(70)
Recoveries	0	0	0	0
Provision	13	9	(4)	17
Other	(1)	4	7	10
Ending balance at June 30, 2017	$224	$35	$109	$368
Lease receivables	$69	$4	$48	$121
Loan receivables	$154	$31	$61	$246

Collectively evaluated for impairment	$62	$14	$15	$91
Individually evaluated for impairment	$162	$21	$94	$277

(Dollars in millions)
At December 31, 2016:*	Americas	EMEA	Asia Pacific	Total
Financing receivables:
Lease receivables	$3,830	$1,171	$1,335	$6,336
Loan receivables	6,185	3,309	2,243	11,737
Ending balance	$10,015	$4,480	$3,578	$18,073
Collectively evaluated for impairment	$9,847	$4,460	$3,419	$17,726
Individually evaluated for impairment	$168	$20	$159	$347
Allowance for credit losses
Beginning balance at January 1, 2016
Lease receivables	$52	$17	$143	$213
Loan receivables	122	55	200	377
Total	$175	$72	$343	$590
Write-offs	$(36)	$(48)	$(154)	$(237)
Recoveries	2	0	0	2
Provision	65	(1)	(6)	58
Other	17	(1)	(18)	(3)
Ending balance at December 31, 2016	$223	$22	$165	$410
Lease receivables	$54	$4	$76	$133
Loan receivables	$169	$18	$89	$276

Collectively evaluated for impairment	$62	$13	$15	$90
Individually evaluated for impairment	$161	$9	$150	$320

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

Notes to Consolidated Financial Statements — (continued)

Financing Receivables on Non-Accrual Status

The following table presents the recorded investment in financing receivables which were on non-accrual status at June 30, 2017 and December 31, 2016.

	At June 30,	At December 31,
(Dollars in millions)	2017	2016*
Americas	$24	$23
EMEA	2	2
Asia Pacific	9	14
Total lease receivables	$35	$40

Americas	$118	$128
EMEA	52	5
Asia Pacific	7	12
Total loan receivables	$177	$145

Total receivables	$211	$185

* Reclassified to conform to 2017 presentation.

Impaired Receivables

The company considers any receivable with an individually evaluated reserve as an impaired receivable. Depending on the level of impairment, receivables will also be placed on non-accrual status.

The following tables present impaired receivables. This presentation now includes both loan and lease receivables.

	At June 30, 2017		At December 31, 2016*
	Recorded	Related	Recorded	Related
(Dollars in millions)	Investment	Allowance	Investment	Allowance
Americas	$173	$162	$168	$161
EMEA	31	21	20	9
Asia Pacific	100	94	159	150
Total	$304	$277	$347	$320

* Reclassified to conform to 2017 presentation.

			Interest
	Average	Interest	Income
(Dollars in millions)	Recorded	Income	Recognized on
For the three months ended June 30, 2017:	Investment	Recognized	Cash Basis
Americas	$176	$0	$—
EMEA	28	0	—
Asia Pacific	132	0	—
Total	$336	$0	$—

			Interest
	Average	Interest	Income
(Dollars in millions)	Recorded	Income	Recognized on
For the three months ended June 30, 2016:*	Investment	Recognized	Cash Basis
Americas	$163	$0	$—
EMEA	71	0	—
Asia Pacific	324	0	—
Total	$557	$0	$—

* Reclassified to conform to 2017 presentation.

Notes to Consolidated Financial Statements — (continued)

			Interest
	Average	Interest	Income
(Dollars in millions)	Recorded	Income	Recognized on
For the six months ended June 30, 2017:	Investment	Recognized	Cash Basis
Americas	$173	$0	$—
EMEA	25	0	—
Asia Pacific	141	0	—
Total	$339	$0	$—

			Interest
	Average	Interest	Income
(Dollars in millions)	Recorded	Income	Recognized on
For the six months ended June 30, 2016:*	Investment	Recognized	Cash Basis
Americas	$149	$0	$—
EMEA	69	0	—
Asia Pacific	333	0	—
Total	$551	$0	$—

* Reclassified to conform to 2017 presentation.

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

The following tables present the net recorded investment for each class of receivables, by credit quality indicator, at June 30, 2017 and December 31, 2016. Receivables with a credit quality indicator ranging from Aaa to Baa3 are considered investment grade. All others are considered non-investment grade. The credit quality indicators do not reflect mitigation actions that the company takes to transfer credit risk to third parties.

	Lease Receivables			Loan Receivables
(Dollars in millions)			Asia			Asia
At June 30, 2017:	Americas	EMEA	Pacific	Americas	EMEA	Pacific
Credit Ratings:
Aaa — Aa3	$356	$56	$66	$619	$143	$119
A1 — A3	724	103	511	1,258	265	929
Baa1 — Baa3	728	358	333	1,264	919	605
Ba1 — Ba2	710	386	186	1,233	989	338
Ba3 — B1	474	201	84	823	514	153
B2 — B3	326	82	58	566	210	105
Caa — D	56	12	16	97	30	30
Total	$3,373	$1,198	$1,254	$5,859	$3,070	$2,279

At June 30, 2017, the industries which made up Global Financing’s receivables portfolio consisted of: Financial (34 percent), Government (15 percent), Manufacturing (14 percent), Services (11 percent), Retail (8 percent), Communications (7 percent), Healthcare (6 percent) and Other (5 percent).

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

Past Due Financing Receivables

		Fully	<90 Days		Recorded
	Total	Reserved	or Unbilled	Total	Investment
(Dollars in millions)	Past Due	Financing	Financing	Financing	> 90 Days and
At June 30, 2017:	> 90 days (1)	Receivables	Receivables	Receivables	Accruing (2)
Americas	$21	$19	$3,402	$3,442	$112
EMEA	7	9	1,186	1,202	12
Asia Pacific	7	40	1,255	1,302	12
Total lease receivables	$35	$68	$5,844	$5,946	$136
Americas	$31	$96	$5,886	$6,014	$145
EMEA	17	16	3,068	3,101	30
Asia Pacific	6	55	2,279	2,340	10
Total loan receivables	$55	$167	$11,233	$11,455	$184
Total	$89	$235	$17,077	$17,401	$320

(1) Only the portion of a financing receivable which is greater than 90 days past due, excluding amounts that are fully reserved.

(2) At a contract level, which includes total billed and unbilled amounts for aged financing receivables greater than 90 days.

		Fully	<90 Days		Recorded
	Total	Reserved	or Unbilled	Total	Investment
(Dollars in millions)	Past Due	Financing	Financing	Financing	> 90 Days and
At December 31, 2016:*	> 90 days (1)	Receivables	Receivables	Receivables	Accruing (2)
Americas	$17	$20	$3,793	$3,830	$66
EMEA	2	10	1,159	1,171	6
Asia Pacific	12	59	1,264	1,335	40
Total lease receivables	$31	$89	$6,216	$6,336	$111
Americas	$19	$90	$6,075	$6,185	$80
EMEA	5	5	3,299	3,309	15
Asia Pacific	6	87	2,150	2,243	46
Total loan receivables	$31	$182	$11,524	$11,737	$141
Total	$62	$271	$17,740	$18,073	$253

(1) Only the portion of a financing receivable which is greater than 90 days past due, excluding amounts that are fully reserved.

(2) At a contract level, which includes total billed and unbilled amounts for aged financing receivables greater than 90 days.

*   Reclassified to conform to 2017 presentation.

Notes to Consolidated Financial Statements — (continued)

Troubled Debt Restructurings

The company did not have any significant troubled debt restructurings during the six months ended June 30, 2017 or for the year ended December 31, 2016.

5. Stock-Based Compensation: Stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized over the employee requisite service period. The following table presents total stock-based compensation cost included in income from continuing operations.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2017	2016	2017	2016
Cost	$23	$23	$46	$44
Selling, general and administrative	98	91	189	190
Research, development and engineering	15	14	29	27
Pre-tax stock-based compensation cost	136	128	265	261
Income tax benefits	(38)	(42)	(86)	(84)
Total net stock-based compensation cost	$97	$86	$178	$176

Pre-tax stock-based compensation cost for the three months ended June 30, 2017 increased $8 million compared to the corresponding period in the prior year. This was due to increases related to restricted stock units ($8 million) and performance share units ($7 million) partially offset by the conversion of stock-based awards previously issued by acquired entities ($7 million).

Pre-tax stock-based compensation cost for the six months ended June 30, 2017 increased $4 million compared to the corresponding period in the prior year. This was due to increases related to restricted stock units ($24 million), partially offset by decreases in the conversion of stock-based awards previously issued by acquired entities ($13 million) and performance share units ($7 million).

Income tax benefits of $38 million and $86 million for the three and six months ended June 30, 2017 include a charge of $4 million and a benefit of $4 million, respectively, which resulted from the implementation of the new FASB guidance for share-based payment transactions. Refer to note 2, “Accounting Changes,” for additional information.

As of June 30, 2017, the total unrecognized compensation cost of $1,057 million related to non-vested awards was expected to be recognized over a weighted-average period of approximately 2.7 years.

There was no significant capitalized stock-based compensation cost at June 30, 2017 and 2016.

6. Segments: The tables on pages 29 and 30 reflect the results of continuing operations of the company’s segments consistent with the management and measurement system utilized within the company. Performance measurement is based on operating pre-tax income from continuing operations. The segments represent components of the company for which separate financial information is available that is utilized on a regular basis by the chief operating decision maker (the chief executive officer) in determining how to allocate resources and evaluate performance.

Notes to Consolidated Financial Statements — (continued)

SEGMENT INFORMATION

	Cognitive Solutions &
	Industry Services
			Technology
		Global	Services &
	Cognitive	Business	Cloud		Global	Total
(Dollars in millions)	Solutions	Services	Platforms	Systems	Financing	Segments
For the three months ended June 30, 2017:
External revenue	$4,559	$4,097	$8,406	$1,747	$415	$19,224
Internal revenue	655	93	173	177	290	1,388
Total revenue	$5,214	$4,190	$8,579	$1,924	$705	$20,612
Pre-tax income from continuing operations	$1,615	$321	$1,009	$74	$282	$3,302
Revenue year-to-year change	(1.0)%	(3.9)%	(4.8)%	(10.8)%	(23.9)%	(5.1)%
Pre-tax income year-to-year change	11.3%	(32.5)%	(21.1)%	(67.5)%	(39.6)%	(15.4)%
Pre-tax income margin	31.0%	7.7%	11.8%	3.9%	40.0%	16.0%

For the three months ended June 30, 2016:
External revenue	$4,675	$4,255	$8,857	$1,950	$424	$20,162
Internal revenue	594	103	156	206	502	1,561
Total revenue	$5,269	$4,359	$9,013	$2,156	$926	$21,723
Pre-tax income from continuing operations	$1,451	$476	$1,279	$229	$467	$3,901

Pre-tax income margin	27.5%	10.9%	14.2%	10.6%	50.5%	18.0%

Reconciliations to IBM as Reported:

(Dollars in millions)
For the three months ended June 30:	2017	2016
Revenue:
Total reportable segments	$20,612	$21,723
Eliminations of internal transactions	(1,388)	(1,561)
Other revenue	65	76
Total consolidated revenue	$19,289	$20,238

Pre-tax income from continuing operations:
Total reportable segments	$3,302	$3,901
Amortization of acquired intangible assets	(243)	(265)
Acquisition-related (charges)/income	(6)	(23)
Non-operating retirement-related (costs)/income	(381)	(163)
Eliminations of internal transactions	(161)	(334)
Unallocated corporate amounts	(67)	(67)
Total pre-tax income from continuing operations	$2,443	$3,049

Notes to Consolidated Financial Statements — (continued)

SEGMENT INFORMATION

	Cognitive Solutions &
	Industry Services
			Technology
		Global	Services &
	Cognitive	Business	Cloud		Global	Total
(Dollars in millions)	Solutions	Services	Platforms	Systems	Financing	Segments
For the six months ended June 30, 2017:
External revenue	$8,621	$8,103	$16,622	$3,142	$819	$37,307
Internal revenue	1,371	179	333	344	653	2,881
Total revenue	$9,992	$8,282	$16,955	$3,486	$1,473	$40,188
Pre-tax income from continuing operations	$2,889	$612	$1,696	$(112)	$593	$5,679
Revenue year-to-year change	0.8%	(3.7)%	(3.7)%	(13.8)%	(19.1)%	(4.3)%
Pre-tax income year-to-year change	17.2%	(8.0)%	10.3%	nm %	(30.5)%	(1.0)%
Pre-tax income margin	28.9%	7.4%	10.0%	(3.2)%	40.3%	14.1%

For the six months ended June 30, 2016:
External revenue	$8,654	$8,387	$17,280	$3,626	$834	$38,781
Internal revenue	1,262	216	321	418	988	3,206
Total revenue	$9,916	$8,603	$17,602	$4,044	$1,822	$41,987
Pre-tax income from continuing operations	$2,465	$665	$1,537	$218	$853	$5,739

Pre-tax income margin	24.9%	7.7%	8.7%	5.4%	46.8%	13.7%

nm - not meaningful

Reconciliations to IBM as Reported:

(Dollars in millions)
For the six months ended June 30:	2017	2016
Revenue:
Total reportable segments	$40,188	$41,987
Eliminations of internal transactions	(2,881)	(3,206)
Other revenue	136	142
Total consolidated revenue	$37,443	$38,923
Pre-tax income from continuing operations:
Total reportable segments	$5,679	$5,739
Amortization of acquired intangible assets	(493)	(477)
Acquisition-related (charges)/income	(19)	3
Non-operating retirement-related (costs)/income	(759)	(306)
Eliminations of internal transactions	(388)	(689)
Unallocated corporate amounts	(154)	(189)
Total pre-tax income from continuing operations	$3,867	$4,082

Notes to Consolidated Financial Statements — (continued)

7. Equity Activity:

Reclassifications and Taxes Related to Items of Other Comprehensive Income

(Dollars in millions)	Before Tax	Tax (Expense)/	Net of Tax
For the three months ended June 30, 2017:	Amount	Benefit	Amount
Other comprehensive income/(loss):
Foreign currency translation adjustments	$(38)	$278	$240
Net changes related to available-for-sale securities:
Unrealized gains/(losses) arising during the period	$4	$(1)	$2
Reclassification of (gains)/losses to other (income) and expense	0	0	0
Total net changes related to available-for-sale securities	$3	$(1)	$2
Unrealized gains/(losses) on cash flow hedges:
Unrealized gains/(losses) arising during the period	$(96)	$24	$(71)
Reclassification of (gains)/losses to:
Cost of sales	(10)	3	(8)
Cost of services	(18)	7	(11)
SG&A expense	(8)	2	(6)
Other (income) and expense	(146)	56	(90)
Interest expense	7	(3)	4
Total unrealized gains/(losses) on cash flow hedges	$(272)	$90	$(183)
Retirement-related benefit plans(1):
Prior service costs/(credits)	$—	$—	$—
Net (losses)/gains arising during the period	44	(17)	27
Curtailments and settlements	3	(1)	2
Amortization of prior service (credits)/costs	(22)	8	(14)
Amortization of net (gains)/losses	713	(268)	445
Total retirement-related benefit plans	$738	$(278)	$461
Other comprehensive income/(loss)	$432	$88	$520

(1)         These AOCI components are included in the computation of net periodic pension cost. (See note 8, “Retirement-Related Benefits,” for additional information.)

Notes to Consolidated Financial Statements — (continued)

Reclassifications and Taxes Related to Items of Other Comprehensive Income

(Dollars in millions)	Before Tax	Tax (Expense)/	Net of Tax
For the three months ended June 30, 2016:	Amount	Benefit	Amount
Other comprehensive income/(loss):
Foreign currency translation adjustments	$(248)	$95	$(154)
Net changes related to available-for-sale securities:
Unrealized gains/(losses) arising during the period	$1	$0	$1
Reclassification of (gains)/losses to other (income) and expense	0	0	0
Total net changes related to available-for-sale securities	$1	$0	$1
Unrealized gains/(losses) on cash flow hedges:
Unrealized gains/(losses) arising during the period	$9	$5	$13
Reclassification of (gains)/losses to:
Cost of sales*	8	(3)	5
Cost of services*	5	(2)	3
SG&A expense	7	(3)	4
Other (income) and expense	75	(29)	46
Interest expense	7	(3)	5
Total unrealized gains/(losses) on cash flow hedges	$111	$(34)	$76
Retirement-related benefit plans(1):
Net (losses)/gains arising during the period	$78	$(27)	$51
Curtailments and settlements	10	(4)	6
Amortization of prior service (credits)/costs	(27)	10	(17)
Amortization of net (gains)/losses	693	(263)	431
Total retirement-related benefit plans	$754	$(283)	$471
Other comprehensive income/(loss)	$617	$(223)	$394

* Reclassified to conform to 2017 presentation.

(1)         These AOCI components are included in the computation of net periodic pension cost. (See note 8, “Retirement-Related Benefits,” for additional information.)

Notes to Consolidated Financial Statements — (continued)

Reclassifications and Taxes Related to Items of Other Comprehensive Income

(Dollars in millions)	Before Tax	Tax (Expense)/	Net of Tax
For the six months ended June 30, 2017:	Amount	Benefit	Amount
Other comprehensive income/(loss):
Foreign currency translation adjustments	$124	$386	$510
Net changes related to available-for-sale securities:
Unrealized gains/(losses) arising during the period	$3	$(1)	$2
Reclassification of (gains)/losses to other (income) and expense	1	0	1
Total net changes related to available-for-sale securities	$4	$(1)	$2
Unrealized gains/(losses) on cash flow hedges:
Unrealized gains/(losses) arising during the period	$(128)	$32	$(96)
Reclassification of (gains)/losses to:
Cost of sales	(22)	6	(16)
Cost of services	(27)	10	(17)
SG&A expense	(29)	7	(22)
Other (income) and expense	(211)	81	(130)
Interest expense	14	(6)	9
Total unrealized gains/(losses) on cash flow hedges	$(402)	$131	$(271)
Retirement-related benefit plans(1):
Prior service costs/(credits)	$0	$0	$0
Net (losses)/gains arising during the period	105	(37)	69
Curtailments and settlements	1	(1)	1
Amortization of prior service (credits)/costs	(44)	15	(28)
Amortization of net (gains)/losses	1,423	(497)	926
Total retirement-related benefit plans	$1,486	$(519)	$967
Other comprehensive income/(loss)	$1,211	$(3)	$1,208

(1)         These AOCI components are included in the computation of net periodic pension cost. (See note 8, “Retirement-Related Benefits,” for additional information.)

Notes to Consolidated Financial Statements — (continued)

Reclassifications and Taxes Related to Items of Other Comprehensive Income

(Dollars in millions)	Before Tax	Tax (Expense)/	Net of Tax
For the six months ended June 30, 2016:	Amount	Benefit	Amount
Other comprehensive income/(loss):
Foreign currency translation adjustments	$(10)	$361	$351
Net changes related to available-for-sale securities:
Unrealized gains/(losses) arising during the period	$(35)	$14	$(22)
Reclassification of (gains)/losses to other (income) and expense	37	(14)	23
Total net changes related to available-for-sale securities	$2	$(1)	$1
Unrealized gains/(losses) on cash flow hedges:
Unrealized gains/(losses) arising during the period	$(256)	$96	$(160)
Reclassification of (gains)/losses to:
Cost of sales*	(1)	(1)	(2)
Cost of services*	11	(5)	7
SG&A expense	3	(2)	1
Other (income) and expense	(12)	5	(7)
Interest expense	9	(4)	6
Total unrealized gains/(losses) on cash flow hedges	$(245)	$90	$(156)
Retirement-related benefit plans(1):
Net (losses)/gains arising during the period	$(68)	$25	$(43)
Curtailments and settlements	14	(5)	9
Amortization of prior service (credits)/costs	(53)	19	(33)
Amortization of net (gains)/losses	1,383	(510)	873
Total retirement-related benefit plans	$1,277	$(471)	$806
Other comprehensive income/(loss)	$1,023	$(21)	$1,002

* Reclassified to conform to 2017 presentation.

(1)         These AOCI components are included in the computation of net periodic pension cost. (See note 8, “Retirement-Related Benefits,” for additional information.)

Notes to Consolidated Financial Statements — (continued)

Accumulated Other Comprehensive Income/(Loss) (net of tax)

			Net Change	Net Unrealized
	Net Unrealized	Foreign	Retirement-	Gains/(Losses)	Accumulated
	Gains/(Losses)	Currency	Related	on Available-	Other
	on Cash Flow	Translation	Benefit	For-Sale	Comprehensive
(Dollars in millions)	Hedges	Adjustments*	Plans	Securities	Income/(Loss)
January 1, 2017	$319	$(3,603)	$(26,116)	$2	$(29,398)
Other comprehensive income before reclassifications	(96)	510	70	2	486
Amount reclassified from accumulated other comprehensive income	(175)	0	897	1	723
Total change for the period	(271)	510	967	2	1,208
June 30, 2017	$47	$(3,093)	$(25,148)	$5	$(28,189)

*  Foreign currency translation adjustments are presented gross except for any associated hedges which are presented net of tax.

			Net Change	Net Unrealized
	Net Unrealized	Foreign	Retirement-	Gains/(Losses)	Accumulated
	Gains/(Losses)	Currency	Related	on Available-	Other
	on Cash Flow	Translation	Benefit	For-Sale	Comprehensive
(Dollars in millions)	Hedges	Adjustments*	Plans	Securities	Income/(Loss)
January 1, 2016	$100	$(3,463)	$(26,248)	$5	$(29,607)
Other comprehensive income before reclassifications	(160)	351	(34)	(22)	135
Amount reclassified from accumulated other comprehensive income	4	0	840	23	867
Total change for the period	(156)	351	806	1	1,002
June 30, 2016	$(56)	$(3,112)	$(25,442)	$6	$(28,604)

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

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended June 30:	2017	2016	Change
Retirement-related plans — cost
Defined benefit and contribution pension plans — cost	$659	$455	44.9%
Nonpension postretirement plans — cost	60	61	(0.9)
Total	$719	$516	39.5%

			Yr. to Yr.
(Dollars in millions)			Percent
For the six months ended June 30:	2017	2016	Change
Retirement-related plans — cost
Defined benefit and contribution pension plans — cost	$1,323	$894	48.0%
Nonpension postretirement plans — cost	121	121	0.7
Total	$1,444	$1,014	42.4%

Notes to Consolidated Financial Statements — (continued)

The following tables provide the components of the cost/(income) for the company’s pension plans.

Cost/(Income) of Pension Plans

(Dollars in millions)	U.S. Plans		Non-U.S. Plans
For the three months ended June 30:	2017	2016	2017	2016
Service cost	$—	$—	$101	$106
Interest cost	478	511	206	267
Expected return on plan assets	(753)	(922)	(327)	(481)
Amortization of prior service costs/(credits)	4	3	(24)	(27)
Recognized actuarial losses	331	324	371	359
Curtailments and settlements	—	—	3	10
Multi-employer plans/other costs	—	—	14	37
Total net periodic pension (income)/cost of defined benefit plans	60	(85)	344	271
Cost of defined contribution plans	158	161	97	108
Total defined benefit and contribution plans cost recognized in the Consolidated Statement of Earnings	$218	$76	$442	$379

(Dollars in millions)	U.S. Plans		Non-U.S. Plans
For the six months ended June 30:	2017	2016	2017	2016
Service cost	$—	$—	$202	$210
Interest cost	957	1,024	406	529
Expected return on plan assets	(1,507)	(1,845)	(644)	(951)
Amortization of prior service costs/(credits)	8	5	(48)	(52)
Recognized actuarial losses	668	657	733	706
Curtailments and settlements	—	—	1	14
Multi-employer plan/other costs	—	—	29	55
Total net periodic pension (income)/cost of defined benefit plans	127	(158)	679	512
Cost of defined contribution plans	319	326	198	215
Total defined benefit and contribution plans cost recognized in the Consolidated Statement of Earnings	$446	$167	$877	$727

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

In 2017, the company expects to contribute approximately $500 million to its non-U.S. defined benefit and multi-employer plans, the largest of which will be contributed to the defined benefit pension plans in Japan, Spain and the UK. This amount generally represents the legally mandated minimum contribution. Total contributions to the non-U.S. plans in the first six months of 2017 were $263 million, of which $87 million was in cash and $176 million in U.S. Treasury securities. Total net contributions to the non-U.S. plans in the first six months of 2016 were $217 million, of which $83 million was in cash and $134 million in U.S. Treasury securities. The contribution of U.S. Treasury securities is considered a non-cash transaction in the Consolidated Statement of Cash Flows.

Notes to Consolidated Financial Statements — (continued)

The following tables provide the components of the cost/(income) for the company’s nonpension postretirement plans.

Cost of Nonpension Postretirement Plans

(Dollars in millions)	U.S. Plan		Non-U.S. Plans
For the three months ended June 30:	2017	2016	2017	2016
Service cost	$3	$4	$1	$1
Interest cost	38	41	14	11
Expected return on plan assets	—	—	(2)	(2)
Amortization of prior service costs/(credits)	(2)	(2)	0	(1)
Recognized actuarial losses	5	5	2	2
Curtailments and settlements	—	—	0	—
Total nonpension postretirement plan cost recognized in Consolidated Statement of Earnings	$45	$49	$16	$12

(Dollars in millions)	U.S. Plan		Non-U.S. Plans
For the six months ended June 30:	2017	2016	2017	2016
Service cost	$7	$9	$3	$3
Interest cost	77	82	29	22
Expected return on plan assets	—	—	(4)	(3)
Amortization of prior service costs/(credits)	(4)	(4)	0	(2)
Recognized actuarial losses	10	10	3	4
Curtailments and settlements	—	—	0	0
Total nonpension postretirement plan cost recognized in Consolidated Statement of Earnings	$90	$97	$31	$23

The company contributed $230 million to the U.S. nonpension postretirement benefit plan in U.S. Treasury securities during the six months ended June 30, 2017, and $200 million in U.S. Treasury securities during the six months ended June 30, 2016. The contribution of U.S. Treasury securities is considered a non-cash transaction in the Consolidated Statement of Cash Flows.

9. Acquisitions/Divestitures:

Acquisitions: During the six months ended June 30, 2017, the company completed two acquisitions at an aggregate cost of $17 million.

The Technology Services & Cloud Platforms segment completed the acquisition of one privately held business in the first quarter, Agile 3 Solutions, LLC (Agile 3 Solutions). In the second quarter, the Cognitive Solutions segment completed the acquisition of XCC Web Content & Custom Apps Extension (XCC), a privately held business, from TIMETOACT Software & Consulting GmbH.

Each acquisition is expected to enhance the company’s portfolio of product and services capabilities. Agile 3 Solutions is a developer of software used by C-Suite and senior executives to better visualize, understand and manage risks associated with the protection of sensitive data and adds capabilities to the company’s security portfolio. XCC’s technology enhances IBM’s Connections Cloud platform by providing a single, accessible engagement center for sharing content. Goodwill of $5 million has been assigned to the Technology Services & Cloud Platforms segment and goodwill of $3 million has been assigned to the Cognitive Solutions segment. Each of the acquisitions was for 100 percent of the acquired businesses.

The acquisitions were accounted for as business combinations using the acquisition method, and accordingly, the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired entity were recorded at their estimated fair values at the date of acquisition. The acquisitions did not have a material impact in the Consolidated Financial Statements.

In April 2017, the company entered into a definitive agreement with a large telecommunications company to acquire its cloud and managed hosting services business. The acquisition is expected to strengthen the company’s services portfolio and will align with its cloud strategy. The transaction is expected to close in the second half of 2017 and the business will be

Notes to Consolidated Financial Statements — (continued)

integrated within the Technology Services & Cloud Platforms segment. The acquisition will not have a material impact in the Consolidated Financial Statements.

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

Summarized financial information for discontinued operations is immaterial.

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

The initial closing was completed on October 1, 2014. A subsequent closing occurred in most other countries in which there was a large business footprint on December 31, 2014. The remaining countries closed on March 31, 2015. An assessment of the ongoing contractual terms of the transaction resulted in the recognition of pre-tax gains of $63 million, $57 million and $12 million in 2015, 2016 and the first six months of 2017, respectively.

Overall, the company expects to recognize a total pre-tax gain on the sale of approximately $1.6 billion, which does not include associated costs related to transition and performance-based costs. Net of these charges, the pre-tax gain was approximately $1.3 billion, of which the cumulative gain recorded as of June 30, 2017 is $1.2 billion. The balance of the gain is expected to be recognized in 2019 upon conclusion of the maintenance agreement.

Others – In the first quarter of 2017, the company completed one research-related divestiture. In the second quarter of 2017, the company completed two Cognitive Solutions divestitures. The financial terms related to these transactions were not material. Overall, the company recognized a pre-tax gain of $23 million related to these transactions in 2017.

Notes to Consolidated Financial Statements — (continued)

10. Intangible Assets Including Goodwill:  The following table details the company’s intangible asset balances by major asset class:

	At June 30, 2017
(Dollars in millions)	Gross Carrying	Accumulated	Net Carrying
Intangible asset class	Amount	Amortization	Amount
Capitalized software	$1,575	$(719)	$856
Client relationships	2,748	(1,350)	1,398
Completed technology	3,167	(1,743)	1,424
Patents/trademarks	708	(240)	468
Other*	52	(18)	34
Total	$8,250	$(4,070)	$4,179

* Other intangibles are primarily acquired proprietary and non-proprietary business processes, methodologies and systems.

	At December 31, 2016
(Dollars in millions)	Gross Carrying	Accumulated	Net Carrying
Intangible asset class	Amount	Amortization	Amount
Capitalized software	$1,537	$(661)	$876
Client relationships	2,831	(1,228)	1,602
Completed technology	3,322	(1,668)	1,654
Patents/trademarks	730	(205)	525
Other*	46	(15)	31
Total	$8,466	$(3,778)	$4,688

* Other intangibles are primarily acquired proprietary and non-proprietary business processes, methodologies and systems.

The net carrying amount of intangible assets decreased $508 million during the first six months of 2017, primarily due to intangible asset amortization, partially offset by additions resulting from capitalized software. The aggregate intangible amortization expense was $388 million and $777 million for the second quarter and first six months of 2017, respectively, versus $398 million and $745 million for the second quarter and first six months of 2016, respectively. In addition, in the first six months of 2017, the company retired $457 million of fully amortized intangible assets, impacting both the gross carrying amount and accumulated amortization by this amount.

The amortization expense for each of the five succeeding years relating to intangible assets currently recorded in the Consolidated Statement of Financial Position is estimated to be the following at June 30, 2017:

	Capitalized	Acquired
(Dollars in millions)	Software	Intangibles	Total
2017 (for Q3 - Q4)	$275	$453	$728
2018	395	803	1,198
2019	160	662	822
2020	25	550	575
2021	—	437	437

The change in the goodwill balances by reportable segment, for the six months ended June 30, 2017 and for the year ended December 31, 2016 are as follows:

Notes to Consolidated Financial Statements — (continued)

					Foreign
					Currency
			Purchase		Translation
(Dollars in millions)	Balance	Goodwill	Price		And Other	Balance
Segment	01/01/17	Additions	Adjustments	Divestitures	Adjustments*	6/30/17
Cognitive Solutions	$19,484	$3	$(35)	$(13)	$124	$19,564
Global Business Services	4,607	—	4	—	122	4,733
Technology Services & Cloud Platforms	10,258	5	(3)	—	105	10,365
Systems	1,850	—	—	—	6	1,856
Total	$36,199	$8	$(34)	$(13)	$357	$36,517

* Primarily driven by foreign currency translation.

					Foreign
					Currency
			Purchase		Translation
(Dollars in millions)	Balance	Goodwill	Price		And Other	Balance
Segment	01/01/16	Additions	Adjustments	Divestitures	Adjustments*	12/31/16
Cognitive Solutions	$15,621	$3,821	$5	$(12)	$48	$19,484
Global Business Services	4,396	303	4	(1)	(95)	4,607
Technology Services & Cloud Platforms	10,156	119	(12)	(5)	(1)	10,258
Systems	1,848	—	(4)	—	5	1,850
Total	$32,021	$4,244	$(7)	$(18)	$(42)	$36,199

* Primarily driven by foreign currency translation.

There were no goodwill impairment losses recorded during the first six months of 2017 or the full year of 2016 and the company has no accumulated impairment losses.

Purchase price adjustments recorded in the first six months of 2017 and full year 2016 were related to acquisitions completed on or prior to March 31, 2017 or September 30, 2016, respectively, and were still subject to the measurement period that ends at the earlier of 12 months from the acquisition date or when information becomes available. Net purchase price adjustments of $34 million were recorded during the first six months of 2017, with the primary drivers being deferred tax assets and other taxes payable associated with the Truven Health Analytics, Inc. and The Weather Company acquisitions. Net purchase price adjustments of $7 million were recorded during 2016, with the primary drivers being deferred tax assets, accounts receivable, deferred income, inventory and other current liabilities.

11. Borrowings:

Short-Term Debt

	At June 30,	At December 31,
(Dollars in millions)	2017	2016
Commercial paper	$—	$899
Short-term loans	227	375
Long-term debt — current maturities	7,834	6,239
Total	$8,061	$7,513

The weighted-average interest rate for commercial paper at December 31, 2016 was 0.7 percent. The weighted-average interest rate for short-term loans was 8.3 percent and 9.5 percent at June 30, 2017 and December 31, 2016, respectively.

Notes to Consolidated Financial Statements — (continued)

Long-Term Debt

Pre-Swap Borrowing

		Balance	Balance
(Dollars in millions)	Maturities	6/30/2017	12/31/2016
U.S. dollar debt (average interest rate at June 30, 2017):*
4.70%	2017	$4,018	$5,104
3.25%	2018-2019	8,934	8,856
1.93%	2020-2021	6,221	4,941
2.40%	2022	2,903	1,901
3.37%	2023	1,502	1,500
3.63%	2024	2,000	2,000
7.00%	2025	600	600
3.45%	2026	1,350	1,350
4.71%	2027	969	469
6.50%	2028	313	313
5.88%	2032	600	600
8.00%	2038	83	83
5.60%	2039	745	745
4.00%	2042	1,107	1,107
7.00%	2045	27	27
4.70%	2046	650	650
7.13%	2096	316	316
		$32,339	$30,563
Other currencies (average interest rate at June 30, 2017, in parentheses):*
Euros (1.5%)	2019-2029	$9,984	$7,122
Pound sterling (2.7%)	2020-2022	1,364	1,296
Japanese yen (1.1%)	2017-2026	1,233	1,576
Canadian (2.2%)	2017	—	373
Other (8.5%)	2017-2020	788	215
		$45,708	$41,145
Less: net unamortized discount		837	839
Less: net unamortized debt issuance costs		92	82
Add: fair value adjustment**		668	669
		$45,446	$40,893
Less: current maturities		7,834	6,239
Total		$37,612	$34,655

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

Notes to Consolidated Financial Statements — (continued)

Pre-swap annual contractual maturities of long-term debt outstanding at June 30, 2017, are as follows:

(Dollars in millions)	Total
2017 (for Q3 - Q4)	$4,493
2018	5,169
2019	5,574
2020	6,059
2021	4,012
2022 and beyond	20,401
Total	$45,708

Interest on Debt

(Dollars in millions)
For the six months ended June 30:	2017	2016
Cost of financing	$330	$284
Interest expense	309	341
Net investment derivative activity	(27)	(26)
Interest capitalized	1	1
Total interest paid and accrued	$613	$600

Lines of Credit

In 2016, the company increased the size of its five-year Credit Agreement (the “Credit Agreement”) from $10 billion to $10.25 billion and extended the term by one year to November 10, 2021. The Credit Agreement permits the company and its Subsidiary Borrowers to borrow up to $10.25 billion on a revolving basis. Borrowings of the Subsidiary Borrowers will be unconditionally backed by the company. The company may also, upon the agreement of either existing lenders, or of the additional banks not currently party to the Credit Agreement, increase the commitments under the Credit Agreement up to an additional $1.75 billion. Subject to certain terms of the Credit Agreement, the company and Subsidiary Borrowers may borrow, prepay and reborrow amounts under the Credit Agreement at any time during the Credit Agreement term. Interest rates on borrowings under the Credit Agreement will be based on prevailing market interest rates, as further described in the Credit Agreement. The Credit Agreement contains customary representations and warranties, covenants, events of default, and indemnification provisions. The company believes that circumstances that might give rise to breach of these covenants or an event of default, as specified in the Credit Agreement, are remote. As of June 30, 2017, there were no borrowings by the company, or its subsidiaries, under the Credit Agreement.

The company also has other committed lines of credit in some of the geographies which are not significant in the aggregate. Interest rates and other terms of borrowing under these lines of credit vary from country to country, depending on local market conditions.

On July 20, 2017, the company and IBM Credit LLC, the Borrowers, entered into a $2.5 billion 364-Day Credit Agreement, and a $2.5 billion Three-Year Credit Agreement (the New Credit Agreements, and together with the Credit Agreement, the Credit Facilities). IBM also entered into the Third Amendment to its Credit Agreement. The New Credit Agreements permit the Borrowers to borrow up to an aggregate of $5 billion on a revolving basis. Neither Borrower is a guarantor or co-obligor of the other Borrower under the New Credit Agreements. Subject to certain conditions stated in the New Credit Agreements, the Borrowers may borrow, prepay and re-borrow amounts under the New Credit Agreements at any time during the term of the New Credit Agreements. Funds borrowed may be used for the general corporate purposes of the Borrowers. Interest rates on borrowings under the New Credit Agreements will be based on prevailing market interest rates, as further described in the New Credit Agreements. The New Credit Agreements contain customary representations and warranties, covenants, events of default, and indemnification provisions. The Amendment to the Credit Agreement adds and restates various provisions in order to provide the company with the opportunity in 2018 to request that the Lenders extend the termination date of the Credit Agreement to July 20, 2023. This summary description of the New Credit Agreements and the Amendment is qualified in its entirety by reference to the full text of the New Credit Agreements and the Amendment, which are filed as Exhibits 10.1, 10.2 and 10.3 to this report.

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

The company records a provision with respect to a claim, suit, investigation or proceeding when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Any recorded liabilities, including any changes to such liabilities for the quarter ended June 30, 2017 were not material to the Consolidated Financial Statements.

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

Notes to Consolidated Financial Statements — (continued)

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

IBM United Kingdom Limited (IBM UK) initiated legal proceedings in May 2010 before the High Court in London against the IBM UK Pensions Trust (the UK Trust) and two representative beneficiaries of the UK Trust membership. IBM UK is seeking a declaration that it acted lawfully both in notifying the Trustee of the UK Trust that it was closing its UK defined benefit plans to future accruals for most participants and in implementing the company’s new retirement policy. In April 2014, the High Court acknowledged that the changes made to its UK defined benefit plans were within IBM’s discretion, but ruled that IBM breached its implied duty of good faith both in implementing these changes and in the manner in which it consulted with employees. Proceedings to determine remedies were held in July 2014, and in February 2015 the High Court held that for IBM to make changes to accruals under the plan would require a new consultation of the participants, but other changes (including to early retirement policy) would not require such consultation. IBM UK has appealed both the breach and remedies judgments. If the appeal is unsuccessful, the Court’s rulings would require IBM to reverse the changes made to the UK defined benefit plans retroactive to their effective dates. This could result in an estimated non-operating one-time pre-tax charge of approximately $300 million, plus ongoing defined benefit related accruals. In addition, IBM UK is a defendant in approximately 290 individual actions brought since early 2010 by participants of the defined benefits plans who left IBM UK. These actions, which allege constructive dismissal and age discrimination, are pending before the Employment Tribunal in Southampton UK.

In early 2012, IBM notified the SEC of an investigation by the Polish Central Anti-Corruption Bureau involving allegations of illegal activity by a former IBM Poland employee in connection with sales to the Polish government. IBM cooperated with the SEC and Polish authorities in this matter. In April 2013, IBM learned that the U.S. Department of Justice (DOJ) was also investigating allegations related to the Poland matter, as well as allegations relating to transactions in Argentina, Bangladesh and Ukraine. The DOJ was seeking information regarding the company’s global FCPA compliance program and its public sector business. The company cooperated with the DOJ in this matter. In June 2017, the DOJ and the SEC each informed IBM that based on the information to date, they closed their respective investigations into these matters without pursuing any enforcement action against the company.

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

Notes to Consolidated Financial Statements — (continued)

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

The company is also subject to ongoing tax examinations and governmental assessments in various jurisdictions. Along with many other U.S. companies doing business in Brazil, the company is involved in various challenges with Brazilian tax authorities regarding non-income tax assessments and non-income tax litigation matters. The total potential amount related to all these matters for all applicable years is approximately $1 billion. The company believes it will prevail on these matters and that this amount is not a meaningful indicator of liability.

13. Commitments: The company’s extended lines of credit to third-party entities include unused amounts of $7,943 million and $6,542 million at June 30, 2017 and December 31, 2016, respectively. A portion of these amounts was available to the company’s business partners to support their working capital needs. In addition, the company has committed to provide future financing to its clients in connection with client purchase agreements for approximately $2,669 million and $2,463 million at June 30, 2017 and December 31, 2016, respectively.

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

In addition, the company guarantees certain loans and financial commitments. The maximum potential future payment under these financial guarantees was $22 million and $34 million at June 30, 2017 and December 31, 2016, respectively. The fair value of the guarantees recognized in the Consolidated Statement of Financial Position is not material.

Changes in the company’s warranty liability for standard warranties and deferred income for extended warranty contracts are presented in the following tables.

Notes to Consolidated Financial Statements — (continued)

Standard Warranty Liability

(Dollars in millions)	2017	2016
Balance at January 1	$156	$181
Current period accruals	74	74
Accrual adjustments to reflect actual experience	(5)	3
Charges incurred	(84)	(89)
Balance at June 30	$141	$169

Extended Warranty Liability

(Dollars in millions)	2017	2016
Aggregate deferred revenue at January 1	$531	$538
Revenue deferred for new extended warranty contracts	125	122
Amortization of deferred revenue	(137)	(134)
Other*	12	9
Aggregate deferred revenue at June 30	$532	$535
Current portion	$231	$241
Noncurrent portion	$300	$294

* Other primarily consists of foreign currency translation adjustments.

14. Subsequent Events: On July 25, 2017, the company announced that the Board of Directors approved a quarterly dividend of $1.50 per common share. The dividend is payable September 9, 2017 to shareholders of record on August 10, 2017.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017

Snapshot

Financial Results Summary — Three Months Ended June 30:

			Yr. to Yr.
			Percent/
(Dollars and shares in millions except per share amounts)			Margin
For the three months ended June 30:	2017	2016	Change
Revenue	$19,289	$20,238	(4.7	)%*
Gross profit margin	45.6%	47.9%	(2.3	)pts.
Total expense and other (income)	$6,351	$6,653	(4.6)%
Total expense and other (income)-to-revenue ratio	32.9%	32.9%	0.0	pts.
Income from continuing operations, before income taxes	$2,443	$3,049	(19.9)%
Provision for income taxes from continuing operations	$111	$544	(79.6)%
Income from continuing operations	$2,332	$2,505	(6.9)%
Income from continuing operations margin	12.1%	12.4%	(0.3	)pts.
Loss from discontinued operations, net of tax	$(1)	$0	60.0%
Net income	$2,331	$2,504	(6.9)%
Earnings per share from continuing operations:
Assuming dilution	$2.48	$2.61	(5.0)%
Basic	$2.49	$2.62	(5.0)%
Consolidated earnings per share - assuming dilution	$2.48	$2.61	(5.0)%
Weighted-average shares outstanding:
Assuming dilution	939.6	960.5	(2.2)%
Basic	934.9	957.4	(2.3)%

*   (3.3) percent adjusted for currency.

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

The following table provides the company’s (non-GAAP) operating earnings for the second quarter of 2017 and 2016.

			Yr. to Yr.
(Dollars in millions except per share amounts)			Percent
For the three months ended June 30:	2017	2016	Change
Net income as reported	$2,331	$2,504	(6.9)%
Loss from discontinued operations, net of tax	(1)	0	60.0
Income from continuing operations	$2,332	$2,505	(6.9)%
Non-operating adjustments (net of tax):
Acquisition-related charges	183	207	(11.2)
Non-operating retirement-related costs/(income)	276	124	122.7
Operating (non-GAAP) earnings*	$2,792	$2,835	(1.5)%
Diluted operating (non-GAAP) earnings per share	$2.97	$2.95	0.7%

*  See page 82 for a more detailed reconciliation of net income to operating earnings.

Financial Performance Summary — Three Months Ended June 30:

In the second quarter of 2017, the company reported $19.3 billion in revenue, $2.3 billion in income from continuing operations and $2.8 billion in operating (non-GAAP) earnings, resulting in diluted earnings per share from continuing operations of $2.48 as reported and $2.97 on an operating (non-GAAP) basis. The company generated $3.5 billion in cash from operations and $2.6 billion in free cash flow in the second quarter of 2017 and shareholder returns of $2.8 billion in gross common stock repurchases and dividends.

Total consolidated revenue in the second quarter of 2017 decreased 4.7 percent as reported and 3.3 percent year to year adjusted for currency. The year-to-year impact of currency (1.4 points) in the second quarter of 2017 increased sequentially from the first quarter impact (0.7 points).

The company continued to deliver strong revenue performance in its strategic imperatives and continued to help clients transform their businesses, leverage their data for competitive advantage and improve the efficiency and agility of their IT environments, as evidenced by:

Management Discussion — (continued)

•                  Growth in strategic imperatives revenue of 11 percent (12 percent adjusted for currency) to $34.1 billion over the prior 12 months which now represents 43 percent of the company’s revenue, leveraging the company’s strong position in traditional IT.

•                  Cloud revenue of $15.1 billion over the prior 12 months; including an expanding base of leading companies on the IBM Cloud.

•                  Building enduring platforms for enterprise-grade workloads.

•                  Continuing to reinvent the company’s underlying core technologies to support the most contemporary solutions, including the announcement of the new z14 mainframe in July 2017.

In the second quarter of 2017, the company had solid revenue growth in the strategic imperatives - cloud, analytics and engagement, which together grew 5 percent as reported and 7 percent adjusted for currency. The strategic imperatives generated $8.8 billion in revenue, which represented 45 percent of the company’s second-quarter revenue, an increase of 4 points from the second quarter of 2016. Growth in the second quarter largely represents organic growth as the acquisitive content has leveled on a year-to-year basis. Total Cloud revenue of $3.9 billion increased 15 percent as reported and 17 percent adjusted for currency, with as-a-Service revenue up 30 percent (32 percent adjusted for currency). The company exited the second quarter of 2017 with an annual run rate for as-a-Service revenue of $8.8 billion. Analytics revenue of $5.1 billion increased 4 percent as reported and 6 percent adjusted for currency. Mobile revenue increased 27 percent (29 percent adjusted for currency) and Security revenue increased 4 percent (5 percent adjusted for currency) year to year.

From a segment perspective, Cognitive Solutions revenue decreased 2.5 percent as reported and 1 percent adjusted for currency. A decline in transactional revenue was partially offset by growth in annuity revenue, including as-a-Service solutions. Global Business Services (GBS) revenue decreased 3.7 percent as reported and 2 percent adjusted for currency, primarily driven by declines in both Consulting and Application Management revenue. The GBS business continued to shift resources to its high value strategic areas and away from the more traditional areas. GBS strategic imperatives revenue increased 8 percent (11 percent adjusted for currency) year to year. Technology Services & Cloud Platforms revenue decreased 5.1 percent as reported and 4 percent adjusted for currency, primarily driven by declines in Infrastructure Services and Integration Software. However, within Technology Services & Cloud Platforms, strategic imperatives revenue was up 20 percent (22 percent adjusted for currency) year to year, driven by hybrid cloud services. Systems revenue decreased 10.4 percent (10 percent adjusted for currency) driven by product cycle dynamics, with z Systems down 34.2 percent (33 percent adjusted for currency) and Power Systems down 3.4 percent (3 percent adjusted for currency). Storage Systems revenue increased 7.2 percent (8 percent adjusted for currency) led by double-digit growth in its all-flash array offerings.

From a geographic perspective, Americas revenue decreased 3.4 percent (3 percent adjusted for currency), with the U.S. down 4.9 percent and Canada down 2.0 percent (up 2 percent adjusted for currency), partially offset by growth in Latin America (8.9 percent as reported and 6 percent adjusted for currency). Europe/Middle East/Africa (EMEA) revenue decreased 8.1 percent (5 percent adjusted for currency) primarily due to declines in Germany and the U.K. Revenue performance in those countries continued to be impacted by the conclusion of certain services contracts. Asia Pacific revenue decreased 2.8 percent (1 percent adjusted for currency). Within Asia Pacific, Japan revenue decreased 2.3 percent as reported, but increased 1 percent adjusted for currency.

The consolidated gross profit margin of 45.6 percent decreased 2.3 points year to year and reflects both mix and investments in the business. The operating (non-GAAP) gross margin of 47.2 percent decreased 1.8 points compared to the prior year driven primarily by the same factors. The consolidated gross margin and the operating (non-GAAP) gross margin improved sequentially 2.8 points and 2.7 points, respectively, compared to the first-quarter 2017 gross margins.

Total expense and other (income) decreased 4.6 percent in the second quarter of 2017 compared to the prior year. The year-to-year decrease was primarily the result of currency (3 points) and lower operational spending (2 points), partially offset by spending (1 point) related to acquisitions completed in the prior 12 months. The company has been shifting and adding resources to build new solutions and platforms. The profile reflects a balance between investing in key areas and lower spending in certain other areas to drive efficiencies. Total operating (non-GAAP) expense and other (income) decreased 5.9 percent year to year and was driven primarily by the same factors.

Pre-tax income from continuing operations of $2.4 billion in the second quarter of 2017 decreased 19.9 percent year to year and the pre-tax margin was 12.7 percent, a decrease of 2.4 points compared to the second quarter of 2016. The continuing operations effective tax rate for the second quarter of 2017 was 4.5 percent compared to 17.8 percent in the

Management Discussion — (continued)

second quarter of 2016. The effective tax rate in the second quarter of 2017 included discrete tax benefits ($170 million). Income from continuing operations of $2.3 billion decreased 6.9 percent and the net income margin was 12.1 percent, a decrease of 0.3 points. Losses from discontinued operations, net of tax, were $0.7 million in the second quarter of 2017 and $0.4 million in the second quarter of 2016. Net income of $2.3 billion decreased 6.9 percent year to year. Operating (non-GAAP) pre-tax income from continuing operations of $3.1 billion decreased 12.2 percent year to year. Operating (non-GAAP) pre-tax margin from continuing operations decreased 1.4 points to 15.9 percent. Operating (non-GAAP) income from continuing operations of $2.8 billion decreased 1.5 percent and the operating (non-GAAP) income margin from continuing operations of 14.5 percent increased 0.5 points. The operating (non-GAAP) effective tax rate from continuing operations in the second quarter of 2017 was 9.2 percent versus 19.0 percent in the prior year.

Diluted earnings per share from continuing operations of $2.48 in the second quarter of 2017 decreased 5.0 percent year to year. In the second quarter of 2017, the company repurchased 9.1 million shares of its common stock at a cost of $1.4 billion and had $2.4 billion remaining in the share repurchase authorization at June 30, 2017. Operating (non-GAAP) diluted earnings per share of $2.97 increased 0.7 percent versus the second quarter of 2016.

The company generated $3.5 billion in cash flow from operating activities in the second quarter of 2017, flat compared to the second quarter of 2016. Net cash used in investing activities of $1.7 billion was $2.7 billion lower than the prior year, primarily driven by a decrease in cash used for acquisitions ($2.8 billion). Net cash used in financing activities of $0.6 billion decreased $2.6 billion compared to the prior year, primarily driven by higher net debt issuances ($3.3 billion), partially offset by an increase in common stock repurchases ($0.6 billion).

In January 2017, the company disclosed that it is expecting GAAP earnings per share from continuing operations of at least $11.95 and operating (non-GAAP) earnings of at least $13.80 per diluted share for 2017. The company also disclosed its expectation of 2017 free cash flow to be consistent with 2016. Refer to page 79 in the Liquidity and Capital Resources section for additional information on this non-GAAP measure. In July 2017, the company disclosed that it continues to maintain these expectations. Refer to the Looking Forward section on pages 77 and 78 for additional information on the company’s expectations.

Financial Results Summary - Six Months Ended June 30:

			Yr. to Yr.
			Percent/
(Dollars and shares in millions except per share amounts)			Margin
For the six months ended June 30:	2017	2016	Change
Revenue	$37,443	$38,923	(3.8	)%*
Gross profit margin	44.2%	47.2%	(3.0	)pts.
Total expense and other (income)	$12,699	$14,306	(11.2)%
Total expense and other (income)-to-revenue ratio	33.9%	36.8%	(2.8	)pts.
Income from continuing operations, before income taxes	$3,867	$4,082	(5.3)%
Provision for/(benefit from) income taxes from continuing operations	$(218)	$(439)	(50.3)%
Income from continuing operations	$4,085	$4,521	(9.7)%
Income from continuing operations margin	10.9%	11.6%	(0.7	)pts.
Loss from discontinued operations, net of tax	$(3)	$(3)	2.0%
Net income	$4,082	$4,518	(9.7)%
Earnings per share from continuing operations:
Assuming dilution	$4.32	$4.69	(7.9)%
Basic	$4.35	$4.71	(7.6)%
Consolidated earnings per share - assuming dilution	$4.32	$4.69	(7.9)%
Weighted-average shares outstanding:
Assuming dilution	943.7	962.4	(1.9)%
Basic	938.7	959.5	(2.2)%

	6/30/17	12/31/16
Assets	$120,495	$117,470	2.6%
Liabilities	$101,951	$99,078	2.9%
Equity	$18,544	$18,392	0.8%

* (2.8) percent adjusted for currency

Management Discussion — (continued)

The following table provides the company’s (non-GAAP) operating earnings for the first six months of 2017 and 2016.

			Yr. to Yr.
(Dollars in millions except per share amounts)			Percent
For the six months ended June 30:	2017	2016	Change
Net income as reported	$4,082	$4,518	(9.7)%
Loss from discontinued operations, net of tax	(3)	(3)	2.0
Income from continuing operations	$4,085	$4,521	(9.7)%
Non-operating adjustments (net of tax):
Acquisition-related charges	378	345	9.7
Non-operating retirement-related costs/(income)	584	239	143.8
Operating (non-GAAP) earnings*	$5,047	$5,105	(1.2)%
Diluted operating (non-GAAP) earnings per share	$5.35	$5.30	0.9%

*  See page 83 for a more detailed reconciliation of net income to operating earnings.

Financial Performance Summary — Six Months Ended June 30:

In the first six months of 2017, the company reported $37.4 billion in revenue, and delivered $4.1 billion in income from continuing operations resulting in diluted earnings per share from continuing operations of $4.32 as reported and $5.35 on an operating (non-GAAP) basis. The company generated $7.4 billion in cash from operations and $3.6 billion in free cash flow in the first six months of 2017 which drove shareholder returns of $5.4 billion in gross common stock repurchases and dividends.

Total consolidated revenue decreased 3.8 percent year to year as reported and 2.8 percent adjusted for currency in the first six months of 2017.

In the first six months of 2017, the company had revenue growth in the strategic imperatives of 8 percent year to year as reported and 10 percent adjusted for currency. Total Cloud revenue of $7.5 billion was up 23 percent year to year as reported and 25 percent adjusted for currency, with as-a-Service revenue up 43 percent (45 percent adjusted for currency). Analytics revenue of $9.5 billion increased 5 percent as reported and 6 percent adjusted for currency. Mobile revenue was up 24 percent year to year (26 percent adjusted for currency) and Security revenue increased 6 percent (7 percent adjusted for currency).

From a segment perspective, Cognitive Solutions revenue decreased 0.4 percent as reported, but increased 1 percent adjusted for currency. On an as reported and adjusted for currency basis, Solutions Software revenue increased year to year, while Transaction Processing Software revenue declined. GBS revenue decreased 3.4 percent as reported and 2 percent adjusted for currency primarily driven by declines in Consulting and Application Management revenue. GBS strategic imperatives revenue increased 10 percent (12 percent adjusted for currency) year to year. Technology Services & Cloud Platforms revenue decreased 3.8 percent as reported and 3 percent adjusted for currency, primarily driven by Infrastructure Services down 4.6 percent (3 percent adjusted for currency). Technology Services & Cloud Platforms strategic imperatives revenue was up 25 percent (26 percent adjusted for currency) year to year, driven by hybrid cloud services. Systems revenue decreased 13.3 percent as reported (13 percent adjusted for currency) with z Systems down 36.8 percent (36 percent adjusted for currency) and Power Systems down 15.3 percent (15 percent adjusted for currency) consistent with the product cycles, partially offset by Storage Systems up 6.7 percent (8 percent adjusted for currency).

From a geographic perspective, Americas revenue decreased 1.8 percent (2 percent adjusted for currency) year to year with the U.S. down 3.2 percent, partially offset by growth in Latin America (8.0 percent as reported, 3 percent adjusted for currency). EMEA revenue decreased 8.1 percent (4 percent adjusted for currency) driven primarily by declines in Germany and the U.K. Asia Pacific revenue decreased 2.3 percent (2 percent adjusted for currency), with Japan down 0.7 percent as reported, but flat adjusted for currency.

The consolidated gross margin of 44.2 percent decreased 3.0 points year to year and reflects the mix to as-a-Service businesses and investments in these areas, partially offset by productivity. The operating (non-GAAP) gross margin of 45.9 percent decreased 2.4 points versus the prior year driven primarily by the same factors.

Total expense and other (income) decreased $1,607 million or 11.2 percent in the first six months of 2017 compared to the prior year. The year-to-year decrease was primarily the result of reduced expenses for workforce transformation and an

Management Discussion — (continued)

increase in intellectual property income. This included a lower level of workforce rebalancing charges ($842 million) year to year and a prior-year charge for real estate actions ($328 million). Intellectual property income increased $228 million year to year driven primarily by the company’s software licensing arrangements. In addition, the effects of currency (2 points) contributed to the year-to-year decrease in expense and other (income). The year-to-year decrease in expense and other (income) was partially offset by spending related to acquisitions (2 points) completed in the prior 12 months. Total operating (non-GAAP) expense and other (income) decreased 13.5 percent year to year, driven primarily by the same factors.

Pre-tax income from continuing operations of $3.9 billion decreased 5.3 percent and the pre-tax margin was 10.3 percent, a decrease of 0.2 points versus the first six months of 2016. The continuing operations effective tax rate for the first six months of 2017 was (5.6) percent compared to (10.8) percent in the prior year. The negative tax rate in the first six months of 2017 was primarily driven by discrete tax items, including the first quarter intra-entity transfer of assets ($0.6 billion). The prior year negative tax rate was primarily the result of a refund of previously paid Japan taxes plus interest ($1.2 billion). Income from continuing operations of $4.1 billion decreased 9.7 percent and the net income margin was 10.9 percent, a decrease of 0.7 points compared to the first six months of 2016. Losses from discontinued operations, net of tax, were $3 million and flat compared to the first six months of 2016. Net income of $4.1 billion decreased 9.7 percent year to year. Operating (non-GAAP) pre-tax income from continuing operations of $5.1 billion increased 5.7 percent year to year and the operating (non-GAAP) pre-tax margin from continuing operations increased 1.2 points to 13.7 percent. Operating (non-GAAP) income from continuing operations of $5.0 billion decreased 1.2 percent and the operating (non-GAAP) income margin from continuing operations of 13.5 percent increased 0.4 points. The operating (non-GAAP) effective tax rate from continuing operations in the first six months of 2017 was 1.8 percent versus (5.0) percent in the first six months of 2016.

Diluted earnings per share from continuing operations of $4.32 decreased 7.9 percent year to year. In the first six months of 2017, the company repurchased 16.3 million shares of its common stock and had $2.4 billion remaining in the current share repurchase authorization at June 30, 2017. Operating (non-GAAP) diluted earnings per share of $5.35 increased 0.9 percent versus the prior year.

At June 30, 2017, the balance sheet remains strong, and with the newly reorganized financing entity, IBM Credit LLC, the company is better positioned to support the business over the long term. Cash and marketable securities at quarter end were $12.3 billion, an increase of $3.8 billion from December 31, 2016. Key drivers in the balance sheet and total cash flows were:

Total assets increased $3.0 billion (flat adjusted for currency) from December 31, 2016 driven by:

•                  Increases in cash and marketable securities ($3.8 billion), deferred taxes ($1.6 billion) and retirement plan assets ($1.0 billion); partially offset by

•                  Decreases in total receivables ($3.0 billion).

Total liabilities increased $2.9 billion (decreased $0.1 billion adjusted for currency) from December 31, 2016 driven by:

•                  Increases in total debt ($3.5 billion) and deferred income ($0.5 billion); offset by

•                  Decreases in accounts payable ($1.1 billion) and taxes payable ($0.5 billion).

Total equity of $18.5 billion increased $0.2 billion from December 31, 2016 as a result of:

•                  Increases from net income ($4.1 billion), retirement-related ($1.0 billion) and equity translation adjustments ($0.5 billion); partially offset by

•                  Decreases from dividends ($2.7 billion) and share repurchases ($2.7 billion).

The company generated $7.4 billion in cash flow provided by operating activities, a decrease of $1.6 billion compared to the first six months of 2016, driven primarily by the prior-year tax refund. Net cash used in investing activities of $1.4 billion was $5.0 billion lower than the prior year, primarily driven by a decrease in cash used for acquisitions ($5.2 billion). Net cash used in financing activities of $2.7 billion increased $2.3 billion compared to the first six months of 2016, driven primarily by lower net debt issuances and maturities ($1.2 billion) and increased common share repurchases ($0.9 billion).

Management Discussion — (continued)

Second Quarter and First Six Months in Review

Results of Continuing Operations

Segment Details

The following is an analysis of the second quarter and first six months of 2017 versus the second quarter and first six months of 2016 reportable segment external revenue and gross margin results. Segment pre-tax income includes transactions between the segments that are intended to reflect an arm’s-length transfer price and excludes certain unallocated corporate items.

					Yr. to Yr.
					Percent
			Yr. to Yr.		Change
(Dollars in millions)			Percent/Margin		Adjusted For
For the three months ended June 30:	2017	2016	Change		Currency
Revenue:
Cognitive Solutions	$4,559	$4,675	(2.5)%		(1.4)%
Gross margin	79.0%	82.2%	(3.1	)pts.
Global Business Services	4,097	4,255	(3.7)%		(1.7)%
Gross margin	24.9%	26.3%	(1.4	)pts.
Technology Services & Cloud Platforms	8,406	8,857	(5.1)%		(3.6)%
Gross margin	40.6%	41.6%	(1.0	)pts.
Systems	1,747	1,950	(10.4)%		(9.6)%
Gross margin	52.7%	56.5%	(3.9	)pts.
Global Financing	415	424	(2.2)%		(1.7)%
Gross margin	30.8%	38.7%	(7.9	)pts.
Other	65	76	(15.2)%		(14.3)%
Gross margin	(441.6)%	(272.1)%	(169.5	)pts.
Total consolidated revenue	$19,289	$20,238	(4.7)%		(3.3)%
Total consolidated gross profit	$8,794	$9,702	(9.4)%
Total consolidated gross margin	45.6%	47.9%	(2.3	)pts.
Non-operating adjustments:
Amortization of acquired intangible assets	117	129	(9.9)%
Retirement-related costs/(income)	195	81	142.3%
Operating (non-GAAP) gross profit	$9,105	$9,912	(8.1)%
Operating (non-GAAP) gross margin	47.2%	49.0%	(1.8	)pts.

Management Discussion — (continued)

					Yr. to Yr.
					Percent
			Yr. to Yr.		Change
(Dollars in millions)			Percent/Margin		Adjusted For
For the six months ended June 30:	2017	2016	Change		Currency
Revenue:
Cognitive Solutions	$8,621	$8,654	(0.4)%		0.5%
Gross margin	78.2%	82.1%	(3.9	)pts.
Global Business Services	8,103	8,387	(3.4)%		(1.8)%
Gross margin	24.3%	26.1%	(1.8	)pts.
Technology Services & Cloud Platforms	16,622	17,280	(3.8)%		(2.8)%
Gross margin	39.8%	41.3%	(1.5	)pts.
Systems	3,142	3,626	(13.3)%		(12.6)%
Gross margin	50.4%	56.9%	(6.5	)pts.
Global Financing	819	834	(1.7)%		(1.9)%
Gross margin	31.3%	40.5%	(9.2	)pts.
Other	136	142	(4.2)%		(3.7)%
Gross margin	(433.3)%	(304.3)%	(129.0	)pts.
Total consolidated revenue	$37,443	$38,923	(3.8)%		(2.8)%
Total consolidated gross profit	$16,565	$18,388	(9.9)%
Total consolidated gross margin	44.2%	47.2%	(3.0	)pts.
Non-operating adjustments:
Amortization of acquired intangible assets	236	241	(2.3)%
Retirement-related costs/(income)	388	160	143.1%
Operating (non-GAAP) gross profit	$17,189	$18,789	(8.5)%
Operating (non-GAAP) gross margin	45.9%	48.3%	(2.4	)pts.

Cognitive Solutions

				Yr. to Yr.
				Percent
			Yr. to Yr.	Change
(Dollars in millions)			Percent	Adjusted For
For the three months ended June 30:	2017	2016	Change	Currency
Cognitive Solutions external revenue:	$4,559	$4,675	(2.5)%	(1.4)%
Solutions Software	$3,194	$3,231	(1.1)%	(0.1)%
Transaction Processing Software	1,365	1,444	(5.5)	(4.4)

				Yr. to Yr.
				Percent
			Yr. to Yr.	Change
(Dollars in millions)			Percent	Adjusted For
For the six months ended June 30:	2017	2016	Change	Currency
Cognitive Solutions external revenue:	$8,621	$8,654	(0.4)%	0.5%
Solutions Software	$5,986	$5,922	1.1%	2.0%
Transaction Processing Software	2,635	2,732	(3.5)	(2.7)

Cognitive Solutions revenue of $4,559 million decreased 2.5 percent as reported and 1 percent adjusted for currency in the second quarter of 2017 compared to the prior year primarily driven by a decline in Transaction Processing Software. For the first six months of the year, Cognitive Solutions revenue of $8,621 million decreased 0.4 percent as reported, but grew 1 percent adjusted for currency with growth in Solutions Software, partially offset by declines in Transaction Processing Software both as reported and adjusted for currency.

In the second quarter, Solutions Software revenue of $3,194 million decreased 1.1 percent as reported and was flat adjusted for currency compared to the prior year. Transaction Processing Software revenue of $1,365 million declined 5.5 percent as reported (4 percent adjusted for currency) compared to second quarter of 2016. Within the segment, second-quarter annuity revenue, which represents 80 percent of the segment revenue, grew 0.5 percent as reported and 2 percent adjusted for

Management Discussion — (continued)

currency driven by growth in Solutions Software of 3.3 percent as reported (4 percent adjusted for currency).There was continued strong Software-as-a-Service (SaaS) performance with double-digit revenue growth as reported and adjusted for currency again this quarter. Within Solutions Software, there was growth in Analytics with double-digit growth in Watson Health. Offsetting this growth, second quarter software transactional revenue for the segment was down double digits year to year as reported and adjusted for currency. This decrease was driven by declines in certain license-based offerings which had a larger impact in the second quarter given the seasonality of the transactional content.

Within Cognitive Solutions, total second quarter strategic imperatives revenue of $3.0 billion was flat year to year as reported and grew 1 percent adjusted for currency. Cloud revenue of $0.6 billion grew 23 percent as reported (24 percent adjusted for currency), with an as-a-Service exit run rate of $1.9 billion. For the first six months of the year, total strategic imperatives revenue of $5.6 billion grew 3 percent as reported (4 percent adjusted for currency) year to year. Cloud revenue of $1.2 billion grew 32 percent as reported (33 percent adjusted for currency).

			Yr. to Yr.
			Percent/
(Dollars in millions)			Margin
For the three months ended June 30:	2017	2016	Change
Cognitive Solutions:
External gross profit	$3,602	$3,841	(6.2)%
External gross profit margin	79.0%	82.2%	(3.1	)pts.
Pre-tax income	$1,615	$1,451	11.3%
Pre-tax margin	31.0%	27.5%	3.4	pts.

			Yr. to Yr.
			Percent/
(Dollars in millions)			Margin
For the six months ended June 30:	2017	2016	Change
Cognitive Solutions:
External gross profit	$6,742	$7,102	(5.1)%
External gross profit margin	78.2%	82.1%	(3.9	)pts.
Pre-tax income	$2,889	$2,465	17.2%
Pre-tax margin	28.9%	24.9%	4.1	pts.

Cognitive Solutions gross profit margin decreased 3.1 points to 79.0 percent in the second quarter of 2017 compared to the prior year, but improved sequentially from the first quarter of the year.  For the first six months of the year, gross profit margin decreased 3.9 points to 78.2 percent. The gross profit margin decline year to year is driven by continued investment in strategic areas, including acquisitions, and an increasing mix toward SaaS. Approximately 25 percent of the Cognitive Solutions business is now comprised of services and SaaS offerings, which currently has a different margin profile than the traditional software delivery offerings.

In the second quarter, pre-tax income of $1,615 million increased 11.3 percent compared to the prior year with a pre-tax margin improvement of 3.4 points to 31.0 percent. For the first six months of the year, pre-tax income of $2,889 million increased 17.2 percent compared to the prior year with a pre-tax margin improvement of 4.1 points to 28.9 percent as the company continues to embed cognitive into offerings, build and scale platforms, and drive vertical solutions. The year-to-year benefit in the six month period also reflects a lower level of charges related to workforce rebalancing and real estate actions year to year.

Management Discussion — (continued)

Global Business Services

				Yr. to Yr.
				Percent
			Yr. to Yr.	Change
(Dollars in millions)			Percent	Adjusted For
For the three months ended June 30:	2017	2016	Change	Currency
Global Business Services external revenue:	$4,097	$4,255	(3.7)%	(1.7)%
Consulting	$1,822	$1,885	(3.3)%	(1.2)%
Global Process Services	319	346	(7.8)	(6.7)
Application Management	1,956	2,024	(3.4)	(1.3)

				Yr. to Yr.
				Percent
			Yr. to Yr.	Change
(Dollars in millions)			Percent	Adjusted For
For the six months ended June 30:	2017	2016	Change	Currency
Global Business Services external revenue:	$8,103	$8,387	(3.4)%	(1.8)%
Consulting	$3,591	$3,720	(3.5)%	(1.8)%
Global Process Services	634	694	(8.7)	(7.8)
Application Management	3,878	3,973	(2.4)	(0.7)

Global Business Services revenue of $4,097 million decreased 3.7 percent as reported and 2 percent adjusted for currency in the second quarter of 2017 compared to the prior year. Within the segment, strategic imperatives revenue grew as reported and adjusted for currency with cloud, mobile and analytics practices delivering strong year-to-year growth. This growth continues to be more than offset by declines in the more traditional areas that the company is shifting away from, such as large ERP and on-premise enterprise application implementations. For the first six months of the year, Global Business Services revenue of $8,103 million decreased 3.4 percent as reported and 2 percent adjusted for currency.

In the second quarter, Consulting revenue of $1,822 million declined 3.3 percent as reported (1 percent adjusted for currency) with continued lower percentage declines on a sequential basis, as reported and adjusted for currency. There was strong growth in digital offerings and the mobile practice continues to expand with a portfolio of cognitive enabled enterprise iOS applications that can redesign clients’ workflows. There was a continued decline in traditional enterprise application workloads as resources are shifted away from these areas. In the second quarter, after several quarters of larger declines, Consulting backlog is stabilizing. Global Process Services (GPS) revenue of $319 million decreased 7.8 percent as reported (7 percent adjusted for currency) compared to the prior year. Application Management revenue of $1,956 million decreased 3.4 percent as reported (1 percent adjusted for currency) and has been relatively stable over the past several quarters as clients look to the company to manage the life cycle of their critical applications. The company continues to help clients move to new cloud architectures that improve the speed and agility of their operations while leveraging the value of their current systems and their data.

Within the segment, the company has realigned its practice model to improve productivity and focus its strategy around three growth platforms: to help clients build and execute digital strategies; to help clients re-engineer their core processes; and to modernize clients’ applications and move them to cloud. This strategy is beginning to take hold and, in the second quarter, Global Business Services signings grew for the second consecutive quarter as reported and adjusted for currency.

Total second quarter 2017 GBS strategic imperatives revenue of $2.5 billion grew 8 percent as reported (11 percent adjusted for currency) year to year. Cloud revenue of $1.0 billion grew 36 percent as reported (39 percent adjusted for currency), with an as-a-Service exit run rate of $1.1 billion. For the first six months of the year, total strategic imperatives revenue of $4.7 billion grew 10 percent as reported (12 percent adjusted for currency) year to year. Cloud revenue of $1.9 billion grew 45 percent as reported (47 percent adjusted for currency).

Management Discussion — (continued)

			Yr. to Yr.
			Percent/
(Dollars in millions)			Margin
For the three months ended June 30:	2017	2016	Change
Global Business Services:
External gross profit	$1,019	$1,120	(9.0)%
External gross profit margin	24.9%	26.3%	(1.4	)pts.
Pre-tax income	$321	$476	(32.5)%
Pre-tax margin	7.7%	10.9%	(3.2	)pts.

			Yr. to Yr.
			Percent/
(Dollars in millions)			Margin
For the six months ended June 30:	2017	2016	Change
Global Business Services:
External gross profit	$1,966	$2,188	(10.1)%
External gross profit margin	24.3%	26.1%	(1.8	)pts.
Pre-tax income	$612	$665	(8.0)%
Pre-tax margin	7.4%	7.7%	(0.3	)pts.

GBS second quarter gross profit margin decreased 1.4 points to 24.9 percent compared to the prior year, but improved more than a point sequentially. In the second quarter of 2017, pre-tax income of $321 million decreased 32.5 percent year to year and the pre-tax margin declined 3.2 points to 7.7 percent. For the first six months of the year, pre-tax income of $612 million decreased 8.0 percent and the pre-tax margin declined 0.3 points to 7.4 percent. Pre-tax income performance for the first six months of 2017 includes a lower level of charges related to workforce rebalancing and real estate actions as compared to the prior year.

GBS continues to shift to higher value work while focusing on improving productivity. From a profit perspective, the company has yielded savings from workforce actions and continues to invest to remix skills. There is pricing pressure in the areas that are not as differentiated, and the company continues to focus on capturing the value of new offerings. The practice infrastructure has been streamlined and the company is driving efficiencies in its delivery model through new methods and project management approaches.

Technology Services & Cloud Platforms

				Yr. to Yr.
				Percent
			Yr. to Yr.	Change
(Dollars in millions)			Percent	Adjusted For
For the three months ended June 30:	2017	2016	Change	Currency
Technology Services & Cloud Platforms external revenue:	$8,406	$8,857	(5.1)%	(3.6)%
Infrastructure Services	$5,544	$5,930	(6.5)%	(4.9)%
Technical Support Services	1,794	1,829	(1.9)	(0.7)
Integration Software	1,068	1,098	(2.8)	(1.5)

				Yr. to Yr.
				Percent
			Yr. to Yr.	Change
(Dollars in millions)			Percent	Adjusted For
For the six months ended June 30:	2017	2016	Change	Currency
Technology Services & Cloud Platforms external revenue:	$16,622	$17,280	(3.8)%	(2.8)%
Infrastructure Services	$11,030	$11,556	(4.6)%	(3.4)%
Technical Support Services	3,555	3,614	(1.6)	(1.1)
Integration Software	2,037	2,110	(3.4)	(2.3)

Management Discussion — (continued)

Technology Services & Cloud Platforms revenue of $8,406 million decreased 5.1 percent as reported and 4 percent adjusted for currency in the second quarter of 2017 compared to the prior year driven primarily by a year-to-year decline in Infrastructure Services.  For the first six months of the year, Technology Services and Cloud Platforms revenue of $16,622 million decreased 3.8 percent as reported and 3 percent adjusted for currency.

In the second quarter, Infrastructure Services revenue of $5,544 million declined 6.5 percent as reported (5 percent adjusted for currency) compared to the prior year due to certain prior year-acquisitions and the shift away from lower value work. In the quarter, the segment continued to be impacted by some large contracts that concluded, particularly in Europe. In the second quarter of 2016, the segment closed a few acquisitions and revenue is now included in both periods presented. There have been no significant acquisitions in 2017 in the segment. In Infrastructure Services, the business model is to deliver productivity to clients and then grow by expanding the scope of work and adding new clients to the platform. In line with this model, during the second quarter, some substantial new transactions were signed that will begin contributing to revenue performance in the second half of 2017.

Technical Support Services second quarter revenue of $1,794 million decreased 1.9 percent as reported (1 percent adjusted for currency) year to year. While overall revenue declined, multi-vendor support services, that provide wall-to-wall support for clients’ IT operations, had revenue growth again this quarter as reported and adjusted for currency. Integration Software second quarter revenue of $1,068 million decreased 2.8 percent as reported (1 percent adjusted for currency) compared to the prior year. While the annuity base remains stable and there is strong revenue growth in SaaS offerings including WebSphere Application Server, Hybrid Transformation and Connect to Cloud, transactional revenue continued to decline as more of this portfolio shifts to the IBM Cloud. Across the segment, the company continued to deliver strong revenue growth year to year in cloud, analytics, mobile and security as reported and adjusted for currency.

Total Technology Services & Cloud Platforms second quarter 2017 strategic imperatives revenue of $2.5 billion grew 20 percent as reported (22 percent adjusted for currency) year to year. Cloud revenue of $1.7 billion grew 19 percent as reported (21 percent adjusted for currency), with an as-a-Service exit run rate of $5.8 billion. For the first six months of the year, total strategic imperatives revenue of $4.9 billion grew 25 percent as reported (26 percent adjusted for currency) year to year. Cloud revenue of $3.3 billion grew 29 percent as reported (31 percent adjusted for currency).

			Yr. to Yr.
			Percent/
(Dollars in millions)			Margin
For the three months ended June 30:	2017	2016	Change
Technology Services & Cloud Platforms:
External Technology Services gross profit	$2,534	$2,746	(7.7)%
External Technology Services gross profit margin	34.5%	35.4%	(0.9	)pts.
External Integration Software gross profit	$876	$936	(6.4)%
External Integration Software gross profit margin	82.1%	85.3%	(3.2	)pts.
External total gross profit	$3,410	$3,683	(7.4)%
External total gross profit margin	40.6%	41.6%	(1.0	)pts.
Pre-tax income	$1,009	$1,279	(21.1)%
Pre-tax margin	11.8%	14.2%	(2.4	)pts.

			Yr. to Yr.
			Percent/
(Dollars in millions)			Margin
For the six months ended June 30:	2017	2016	Change
Technology Services & Cloud Platforms:
External Technology Services gross profit	$4,963	$5,351	(7.3)%
External Technology Services gross profit margin	34.0%	35.3%	(1.2	)pts.
External Integration Software gross profit	$1,645	$1,779	(7.5)%
External Integration Software gross profit margin	80.8%	84.3%	(3.6	)pts.
External total gross profit	$6,608	$7,130	(7.3)%
External total gross profit margin	39.8%	41.3%	(1.5	)pts.
Pre-tax income	$1,696	$1,537	10.3%
Pre-tax margin	10.0%	8.7%	1.3	pts.

Management Discussion — (continued)

Technology Services & Cloud Platforms gross profit margin decreased 1.0 points year to year in the second quarter to 40.6 percent, but improved more than a point sequentially. In the second quarter of 2017, pre-tax income of $1,009 million decreased 21.1 percent and the pre-tax margin declined 2.4 points to 11.8 percent. For the first six months of the year, pre-tax income of $1,696 million increased 10.3 percent and the pre-tax margin improved 1.3 points to 10.0 percent. The year-to-year benefit in the six-month period includes a lower level of charges related to workforce and real estate actions as compared to the prior year.

Technology Services & Cloud Platforms profit performance reflects efficiencies in service delivery and savings from workforce actions offset by continued investment. The company is investing in its cognitive delivery platform which is an end-to-end platform that offers next generation enterprise IT services designed to use cognitive technology. This drives operational efficiencies and improves delivery performance. The company also continued to invest in its IBM Cloud capabilities and announced the opening of four new cloud centers in the U.S., which extends capacity with centers in key local markets across nineteen different countries.

Services Backlog and Signings

				Yr. to Yr.
				Percent
			Yr. to Yr.	Change
	At June 30,	At June 30,	Percent	Adjusted For
(Dollars in billions)	2017	2016	Change	Currency
Total backlog	$118.3	$123.6	(4.3)%	(3.6)%

The estimated total services backlog at June 30, 2017 was $118 billion, a decrease of 4.3 percent as reported and 4 percent adjusted for currency with declines in Global Technology Services (GTS) and GBS year to year both as reported and adjusted for currency.

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

				Yr. to Yr.
				Percent
			Yr. to Yr.	Change
(Dollars in millions)			Percent	Adjusted For
For the three months ended June 30:	2017	2016	Change	Currency
Total signings	$10,888	$13,053	(16.6)%	(14.2)%

Management Discussion — (continued)

				Yr. to Yr.
				Percent
			Yr. to Yr.	Change
(Dollars in millions)			Percent	Adjusted For
For the six months ended June 30:	2017	2016	Change	Currency
Total signings	$18,793	$21,077	(10.8)%	(8.9)%

Systems

				Yr. to Yr.
				Percent
			Yr. to Yr.	Change
(Dollars in millions)			Percent	Adjusted For
For the three months ended June 30:	2017	2016	Change	Currency
Systems external revenue:	$1,747	$1,950	(10.4)%	(9.6)%
Systems Hardware	$1,328	$1,489	(10.8)%	(10.1)%
z Systems			(34.2)	(33.5)
Power Systems			(3.4)	(2.8)
Storage Systems			7.2	8.1
Operating Systems Software	419	462	(9.1)	(8.2)

				Yr. to Yr.
				Percent
			Yr. to Yr.	Change
(Dollars in millions)			Percent	Adjusted For
For the six months ended June 30:	2017	2016	Change	Currency
Systems external revenue:	$3,142	$3,626	(13.3)%	(12.6)%
Systems Hardware	$2,328	$2,724	(14.5)%	(13.8)%
z Systems			(36.8)	(36.2)
Power Systems			(15.3)	(14.8)
Storage Systems			6.7	7.7
Operating Systems Software	814	902	(9.8)	(9.1)

Systems revenue of $1,747 million decreased 10.4 percent as reported (10 percent adjusted for currency) in the second quarter of 2017 compared to the prior year with sequential improvement in the declining rate compared to the first quarter of 2017. Systems Hardware revenue of $1,328 million decreased 10.8 percent as reported (10 percent adjusted for currency) year to year aligned with expected declines in z Systems and Power Systems consistent with the product cycles, partially offset by growth in Storage Systems. Operating Systems Software revenue of $419 million decreased 9.1 percent as reported (8 percent adjusted for currency) compared to the prior year. For the first six months of 2017, Systems revenue of $3,142 million decreased 13.3 percent as reported (13 percent adjusted for currency) with declines in both Systems Hardware and Operating Systems Software.

Within Systems Hardware, second quarter z Systems revenue decreased 34.2 percent as reported (33 percent adjusted for currency) year to year reflecting product cycle dynamics in the final quarter of the z13 product cycle. However, ten quarters into this cycle, the company continued to add new clients to the platform, with 4 new clients in the second quarter of 2017 and a total of 91 since introduction of the z13. The third quarter 2017 launch of the new z14 mainframe will change the z Systems product cycle dynamics in the second half of the year.

Power Systems second quarter revenue decreased 3.4 percent as reported (3 percent adjusted for currency) year to year, with declines moderating and sequential improvement from the first quarter. This reflects the company’s continued shift to a growing Linux market while continuing to serve a high value, but declining UNIX market. While Linux had continued revenue growth as reported and adjusted for currency in the second quarter of 2017, UNIX declined as reported and adjusted for currency.

Storage Systems second quarter revenue increased by 7.2 percent as reported (8 percent adjusted for currency) year to year with sequential improvement in the growth rate led by growth in all-flash array offerings. Flash was the growth catalyst in Storage midrange and high-end offerings.

Management Discussion — (continued)

Total second quarter Systems strategic imperatives revenue of $0.8 billion decreased 15 percent year to year as reported and adjusted for currency. Cloud revenue of $0.6 billion decreased 18 percent as reported (17 percent adjusted for currency). For the first six months of the year, total strategic imperatives revenue of $1.3 billion decreased 16 percent as reported (15 percent adjusted for currency) year to year. Cloud revenue of $1.1 billion decreased 17 percent as reported (16 percent adjusted for currency).

			Yr. to Yr.
			Percent/
(Dollars in millions)			Margin
For the three months ended June 30:	2017	2016	Change
Systems:
External Systems Hardware gross profit	$555	$687	(19.2)%
External Systems Hardware gross profit margin	41.8%	46.1%	(4.3	)pts.
External Operating Systems Software gross profit	$365	$416	(12.1)%
External Operating Systems Software gross profit margin	87.1%	90.1%	(3.0	)pts.
External total gross profit	$920	$1,103	(16.5)%
External total gross profit margin	52.7%	56.5%	(3.9	)pts.
Pre-tax income/(loss)	$74	$229	(67.5)%
Pre-tax margin	3.9%	10.6%	(6.7	)pts.

			Yr. to Yr.
			Percent/
(Dollars in millions)			Margin
For the six months ended June 30:	2017	2016	Change
Systems:
External Systems Hardware gross profit	$874	$1,259	(30.6)%
External Systems Hardware gross profit margin	37.6%	46.2%	(8.7	)pts.
External Operating Systems Software gross profit	$708	$802	(11.8)%
External Operating Systems Software gross profit margin	87.0%	89.0%	(2.0	)pts.
External total gross profit	$1,582	$2,062	(23.2)%
External total gross profit margin	50.4%	56.9%	(6.5	)pts.
Pre-tax income/(loss)	$(112)	$218	nm	%
Pre-tax margin	(3.2)%	5.4%	(8.6	)pts.

nm - not meaningful

The Systems gross profit margin decreased 3.9 points to 52.7 percent in the second quarter of 2017 compared to the prior year, but improved sequentially from the first quarter of the year. Although there was year-to-year margin improvement in z Systems and Storage Systems, the overall decline was driven by product mix away from high-margin z Systems, due to product transitions, toward lower-margin Storage products. For the first six months of the year, the Systems gross profit margin decreased 6.5 points to 50.4 percent compared to the prior year, with margin declines across all hardware brands and Operating Systems Software, as well as an impact from mix.

In the second quarter of 2017, pre-tax income of $74 million decreased 67.5 percent and pre-tax margin declined 6.7 points year to year to 3.9 percent consistent with the product cycle and portfolio transition dynamics.  For the first six months of the year, there was a pre-tax loss of $112 million compared with pre-tax income of $218 million in the prior year which included a higher level of charges related to workforce rebalancing and real estate actions.

While the company continues to face shifting market dynamics and product transitions, its portfolio remains optimized for cognitive and cloud and it continues to expand its footprint and add new capabilities. The company has continued to reinvent the mainframe and Power platforms to address the most contemporary enterprise workloads. The recently announced z14 mainframe, with its unprecedented encryption capabilities, will continue to provide a high value, secure and scalable platform that clients rely on for their mission critical applications.

Management Discussion — (continued)

Global Financing

Global Financing is a reportable segment that is measured as a stand-alone entity. Global Financing facilitates IBM clients’ acquisition of information technology systems, software and services by providing financing solutions in the areas where the company has the expertise, while generating strong returns on equity. Global Financing also optimizes the recovery of residual values by selling assets sourced from end of lease, leasing used equipment to new clients, or extending lease arrangements with current clients. Sales of equipment include equipment returned at the end of a lease, surplus internal equipment and used equipment purchased externally. Residual value is a risk unique to the financing business and management of this risk is dependent upon the ability to accurately project future equipment values at lease inception. Global Financing has insight into product plans and cycles for the IBM products under lease. Based upon this product information, Global Financing continually monitors projections of future equipment values and compares them with the residual values reflected in the portfolio.

Results of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in millions)	2017	2016	2017	2016
External revenue	$415	$424	$819	$834
Internal revenue	290	502	653	988
Total revenue	$705	$926	$1,473	$1,822
Pre-tax income	$282	$467	$593	$853

In the second quarter of 2017, Global Financing total revenue of $705 million decreased 23.9 percent compared to the prior year. This was due to a decline in internal revenue of 42.1 percent, driven by a decrease in internal used equipment sales revenue (down 51.3 percent to $210 million), partially offset by an increase in internal financing revenue (up 13.8 percent to $80 million). External revenue declined 2.2 percent as reported (2 percent adjusted for currency), due to a decrease in financing revenue (down 6.2 percent to $294 million), partially offset by an increase in external used equipment sales revenue (up 9.0 percent to $121 million).

The decrease in total revenue in the first six months of 2017 compared to the same period in 2016 was due to a decline in internal revenue of 33.9 percent, driven by the same factors as in the second quarter of 2017. Internal used equipment sales revenue declined (down 42.6 percent to $478 million), partially offset by an increase in internal financing revenue (up 13.2 percent to $176 million); and external revenue declined 1.7 percent as reported (2 percent adjusted for currency), with a decline in financing revenue (down 6.4 percent to $590 million), partially offset by an increase in external used equipment sales revenue (up 12.9 percent to $229 million).

The year-to-year increases in internal financing revenue in the second quarter and first six months of 2017 were due to higher average asset balances and higher asset yields. The decreases in external financing revenue in the second quarter and the first six months of 2017, compared to the same periods in 2016, were due to lower asset yields and lower average asset balances.

Total sales of used equipment represented 46.9 percent and 48.0 percent of Global Financing’s revenue in the second quarter and first six months of 2017, respectively and 58.5 percent and 56.8 percent in the second quarter and first six months of 2016, respectively. The decreases in both periods were due to a lower volume of used equipment sales for internal transactions. The gross profit margins on used sales were 50.5 percent and 62.4 percent in the second quarter of 2017 and 2016, respectively and 51.0 percent and 63.1 percent in the first six months of 2017 and 2016, respectively. The decreases in the gross profit margins were driven by a shift in mix away from higher margin internal equipment sales.

Global Financing pre-tax income decreased 39.6 percent to $282 million in the second quarter of 2017, compared to the same period in 2016, due to lower gross profit ($181 million) and an increase in total expenses ($4 million), including an increase in financing receivables provisions ($3 million). Pre-tax income decreased 30.5 percent to $593 million in the first six months of 2017, compared to the same period in 2016, due to lower gross profit ($309 million), partially offset by a decrease in total expenses ($48 million), including a decrease in financing receivables provisions ($62 million), primarily due to Brazil requirements in the prior year.

Management Discussion — (continued)

Global Financing return on equity was 26.0 percent and 25.1 percent for the three and six months ended June 30, 2017, respectively, compared to 35.5 percent and 31.8 percent for the three and six months ended June 30, 2016, respectively. The decrease in return on equity in the second quarter and first six months of 2017 compared to the same periods of 2016, was due to the decrease in net income, partially offset by a decrease in equity. See page 81 for the details of the after-tax income and return on equity calculation.

Total unguaranteed residual value of leases was $674 million as of June 30, 2017. In addition to the unguaranteed residual value, on a limited basis, Global Financing will obtain guarantees of the future value of the equipment to be returned at end of lease. Third-party residual value guarantees increase the minimum lease payments as provided for by accounting standards that are utilized in determining the classification of a lease as a sales-type lease, direct financing lease or operating lease and provide protection against risk of loss arising from declines in equipment values for these assets. The aggregate asset values associated with the guarantees of sales-type leases were $63 million and $67 million for the financing transactions originated during the quarters ended June 30, 2017 and 2016, respectively and  $106 million and $158 million for the six months ended June 30, 2017 and 2016, respectively.

Geographic Revenue

In addition to the revenue presentation by reportable segment, the company also measures revenue performance on a geographic basis. The following geographic, regional and country-specific revenue performance excludes OEM revenue.

				Yr. to Yr.
				Percent
			Yr. to Yr.	Change
(Dollars in millions)			Percent	Adjusted For
For the three months ended June 30:	2017	2016	Change	Currency
Total Revenue	$19,289	$20,238	(4.7)%	(3.3)%
Geographies:	$19,208	$20,163	(4.7)%	(3.3)%
Americas	9,162	9,486	(3.4)	(3.3)
Europe/Middle East/Africa (EMEA)	5,768	6,274	(8.1)	(4.7)
Asia Pacific	4,279	4,402	(2.8)	(1.5)

				Yr. to Yr.
				Percent
			Yr. to Yr.	Change
(Dollars in millions)			Percent	Adjusted For
For the six months ended June 30:	2017	2016	Change	Currency
Total Revenue	$37,443	$38,923	(3.8)%	(2.8)%
Geographies:	$37,280	$38,773	(3.9)%	(2.8)%
Americas	17,840	18,159	(1.8)	(2.2)
Europe/Middle East/Africa (EMEA)	11,197	12,181	(8.1)	(4.2)
Asia Pacific	8,242	8,433	(2.3)	(2.1)

Total geographic revenue of $19,208 million decreased 4.7 percent as reported and 3 percent adjusted for currency in the second quarter of 2017 compared to the prior year. Americas revenue of $9,162 million decreased 3.4 percent as reported and 3 percent adjusted for currency. EMEA revenue of $5,768 million decreased 8.1 percent as reported and 5 percent adjusted for currency. Asia Pacific revenue of $4,279 million declined 2.8 percent as reported and 1 percent adjusted for currency in the second quarter versus the prior year.

Within Americas, U.S. second-quarter revenue decreased 4.9 percent compared to the prior year. Canada was down 2.0 percent as reported, but was up 2 percent year to year adjusted for currency. Latin America increased 8.9 percent as reported and 6 percent adjusted for currency. Within Latin America, Brazil was up 16.8 percent as reported and 10 percent adjusted for currency and Mexico increased 7.3 percent as reported and 8 percent adjusted for currency.

In the second quarter, within EMEA, revenue in Germany decreased 13.8 percent (12 percent adjusted for currency), the UK declined 17.9 percent (8 percent adjusted for currency), while Spain improved 6.4 percent (9 percent adjusted for currency). The Middle East and Africa region declined 4.2 percent as reported and 6 percent adjusted for currency.

Management Discussion — (continued)

Within Asia Pacific, Japan revenue decreased 2.3 percent as reported, but grew 1 percent adjusted for currency. India grew 6.9 percent as reported and 3 percent adjusted for currency and South Korea increased 10.2 percent as reported and 7 percent adjusted for currency. China revenue decreased 12.6 percent as reported (10 percent adjusted for currency).

Total geographic revenue of $37,280 million decreased 3.9 percent as reported and 3 percent adjusted for currency in the first six months of 2017 compared to the prior year. Americas revenue of $17,840 million decreased 1.8 percent as reported and 2 percent adjusted for currency. EMEA revenue of $11,197 million decreased 8.1 percent as reported and 4 percent adjusted for currency. Asia Pacific revenue of $8,242 million decreased 2.3 percent as reported and 2 percent adjusted for currency.

Within Americas, U.S. revenue decreased 3.2 percent compared to the first six months of the prior year. Canada was essentially flat year to year as reported, but up 1 percent adjusted for currency. Latin America increased 8.0 percent as reported and 3 percent adjusted for currency. Within Latin America, Brazil increased 17.6 percent as reported and 5 percent adjusted for currency.

Within EMEA, revenue in Germany decreased 10.9 percent as reported and 8 percent adjusted for currency. The UK decreased 18.4 percent as reported and 7 percent adjusted for currency compared to the first six months of the prior year. France decreased 5.4 percent as reported and 3 percent adjusted for currency. Italy declined 3.2 percent as reported, but was essentially flat year to year adjusted for currency. Spain increased 1.3 percent (4 percent adjusted for currency). There was a decline in the Central and Eastern European region as reported and adjusted for currency including a year-to-year decline in Russia of 7.9 percent. The Middle East and Africa region decreased 1.0 percent as reported and 3 percent adjusted for currency.

Within Asia Pacific, Japan declined 0.7 percent (essentially flat adjusted for currency) compared to the first six months of the prior year. China decreased 12.6 percent as reported and 10 percent adjusted for currency. Australia decreased 6.0 percent as reported and 8 percent adjusted for currency. India grew 6.3 percent as reported and 4 percent adjusted for currency.

Expense

Total Expense and Other (Income)

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended June 30:	2017	2016	Change
Total consolidated expense and other (income)	$6,351	$6,653	(4.6)%
Non-operating adjustments:
Amortization of acquired intangible assets	$(127)	$(136)	(6.8)%
Acquisition-related charges	(6)	(23)	(73.3)
Non-operating retirement-related (costs)/income	(186)	(83)	124.5
Operating (non-GAAP) expense and other (income)	$6,032	$6,411	(5.9)%
Total consolidated expense-to-revenue ratio	32.9%	32.9%	0.0	pts.
Operating (non-GAAP) expense-to-revenue ratio	31.3%	31.7%	(0.4	)pts.

			Yr. to Yr.
(Dollars in millions)			Percent
For the six months ended June 30:	2017	2016	Change
Total consolidated expense and other (income)	$12,699	$14,306	(11.2)%
Non-operating adjustments:
Amortization of acquired intangible assets	$(257)	$(235)	9.2%
Acquisition-related charges	(19)	3	nm
Non-operating retirement-related (costs)/income	(371)	(146)	153.9
Operating (non-GAAP) expense and other (income)	$12,052	$13,928	(13.5)%
Total consolidated expense-to-revenue ratio	33.9%	36.8%	(2.8	)pts.
Operating (non-GAAP) expense-to-revenue ratio	32.2%	35.8%	(3.6	)pts.

nm - not meaningful

For additional information regarding total expense and other (income) for both expense presentations, see the following

Management Discussion — (continued)

analyses by category.

Selling, General and Administrative Expense

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended June 30:	2017	2016	Change
Selling, general and administrative expense:
Selling, general and administrative — other	$4,268	$4,522	(5.6)%
Advertising and promotional expense	390	361	7.9
Workforce rebalancing charges	3	15	(76.6)
Retirement-related costs	256	198	29.5
Amortization of acquired intangible assets	127	136	(6.8)
Stock-based compensation	98	91	7.6
Bad debt expense	18	26	(30.7)
Total consolidated selling, general and administrative expense	$5,160	$5,349	(3.5)%
Non-operating adjustments:
Amortization of acquired intangible assets	$(127)	$(136)	(6.8)%
Acquisition-related charges	(3)	(23)	(88.7)
Non-operating retirement-related (costs)/income	(138)	(75)	82.2
Operating (non-GAAP) selling, general and administrative expense	$4,893	$5,114	(4.3)%

			Yr. to Yr.
(Dollars in millions)			Percent
For the six months ended June 30:	2017	2016	Change
Selling, general and administrative expense:
Selling, general and administrative — other	$8,395	$8,714	(3.7)%
Advertising and promotional expense	753	709	6.2
Workforce rebalancing charges	171	1,013	(83.2)
Retirement-related costs	515	377	36.7
Amortization of acquired intangible assets	257	235	9.2
Stock-based compensation	189	190	(0.3)
Bad debt expense	32	123	(73.6)
Total consolidated selling, general and administrative expense	$10,312	$11,361	(9.2)%
Non-operating adjustments:
Amortization of acquired intangible assets	$(257)	$(235)	9.2%
Acquisition-related charges	(12)	9	nm
Non-operating retirement-related (costs)/income	(274)	(130)	109.9
Operating (non-GAAP) selling, general and administrative expense	$9,769	$11,004	(11.2)%

nm - not meaningful

Total selling, general and administrative (SG&A) expense decreased 3.5 percent in the second quarter of 2017 driven primarily by the following factors:

•                  Lower spending from increased focus on driving expense efficiency (3 points); and

•                  The effects of currency (2 points); partially offset by

•                  The impact of acquisitions completed in the prior 12-month period (1 point).

Operating (non-GAAP) expense decreased 4.3 percent year to year driven primarily by the same factors.

SG&A expense decreased 9.2 percent in the first six months of 2017 versus the first six months of 2016 driven primarily by the following factors:

•                  Lower workforce rebalancing charges (7 points); and

Management Discussion — (continued)

•                  Lower spending (2 points); and

•                  The effects of currency (1 point); partially offset by

•                  The impact of acquisitions completed in the prior 12-month period (2 points).

Operating (non-GAAP) expense decreased 11.2 percent year to year driven primarily by the same factors.

Bad debt expense decreased $90 million year to year in the first six months of 2017, primarily driven by increased reserves in Brazil in the prior year. The receivables provision coverage was 2.0 percent at June 30, 2017, flat compared to December 31, 2016 and a decrease of 90 basis points from June 30, 2016. The decrease year to year in the receivables provision coverage was due primarily to write-offs of previously reserved receivables in December 2016.

Research, Development and Engineering

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended June 30:	2017	2016	Change
Total consolidated research, development and engineering expense	$1,484	$1,465	1.3%
Non-operating adjustment:
Non-operating retirement-related (costs)/income	$(48)	$(7)	567.5%
Operating (non-GAAP) research, development and engineering expense	$1,436	$1,458	(1.5)%

			Yr. to Yr.
(Dollars in millions)			Percent
For the six months ended June 30:	2017	2016	Change
Total consolidated research, development and engineering expense	$3,018	$2,923	3.2%
Non-operating adjustment:
Non-operating retirement-related (costs)/income	$(97)	$(16)	517.7%
Operating (non-GAAP) research, development and engineering expense	$2,921	$2,907	0.5%

Research, development and engineering (RD&E) expense was 7.7 percent and 8.1 percent of revenue in the second quarter and first six months of 2017, respectively, compared to 7.2 percent and 7.5 percent in prior year periods, respectively. The company continues to invest in research & development as it builds new markets and maintains its leadership in enterprise IT.

RD&E expense in the second quarter of 2017 increased 1.3 percent year to year primarily driven by:

•                  Increased investment including higher non-operating retirement-related costs (2 points); and

•                  The impact of acquisitions completed in the prior 12-month period; partially offset by

•                  The effects of currency (1 point).

Operating (non-GAAP) RD&E expense decreased 1.5 percent in the second quarter of 2017 compared to the prior year, driven primarily by the same factors excluding the higher non-operating retirement-related costs.

RD&E expense in the first six months of 2017 increased 3.2 percent year to year primarily driven by:

•                  The impact of acquisitions completed in the prior 12-month period (2 points); and

•                  Increased investment including higher non-operating retirement-related costs (2 points); partially offset by

•                  The effects of currency (1 point).

Management Discussion — (continued)

Operating (non-GAAP) RD&E expense increased 0.5 percent in the first six months of 2017 compared to the prior year, driven primarily by the same factors excluding the higher non-operating retirement-related costs.

Intellectual Property and Custom Development Income

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended June 30:	2017	2016*	Change
Intellectual Property and Custom Development Income:
Licensing of intellectual property including royalty-based fees	$304	$305	(0.3)%
Custom development income	61	53	14.4
Sales/other transfers of intellectual property	0	7	(98.3)
Total	$365	$365	0.1%

* Reclassified to conform to 2017 presentation.

			Yr. to Yr.
(Dollars in millions)			Percent
For the six months ended June 30:	2017	2016*	Change
Intellectual Property and Custom Development Income:
Licensing of intellectual property including royalty-based fees	$685	$461	48.4%
Custom development income	125	105	19.2
Sales/other transfers of intellectual property	1	16	(95.0)
Total	$810	$582	39.3%

* Reclassified to conform to 2017 presentation.

Licensing of intellectual property including royalty-based fees was flat year to year in the second quarter of 2017, but increased in the first six months of 2017 compared to the prior year period, primarily due to licensing of certain intellectual property within the company’s Integration Software and Cognitive Solutions software portfolio. The company entered into new partnership agreements in the first six months of 2017, which included one transaction with period income greater than $100 million. The company is licensing IP to partners who are allocating their skills to extend the value of assets that are high value, but may be in mature markets. The licensing of intellectual property for the first six months of 2016 included one transaction, within the company’s Integration Software portfolio, with period income greater than $100 million. The timing and amount of licensing, sales or other transfers of IP may vary significantly from period to period depending upon the timing of licensing agreements, economic conditions, industry consolidation and the timing of new patents and know-how development.

Management Discussion — (continued)

Other (Income) and Expense

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended June 30:	2017	2016	Change
Other (income) and expense:
Foreign currency transaction losses/(gains)	$321	$195	65.0%
(Gains)/losses on derivative instruments	(333)	(108)	208.1
Interest income	(34)	(29)	16.5
Net (gains)/losses from securities and investment assets	(5)	(5)	(1.1)
Other	(25)	(16)	59.9
Total consolidated other (income) and expense	$(76)	$37	nm	%
Non-operating adjustment:
Acquisition-related charges	$(4)	$—	nm	%
Operating (non-GAAP) other (income) and expense	$(80)	$37	nm	%

nm - not meaningful

			Yr. to Yr.
(Dollars in millions)			Percent
For the six months ended June 30:	2017	2016	Change
Other (income) and expense:
Foreign currency transaction losses/(gains)	$337	$421	(19.9)%
(Gains)/losses on derivative instruments	(322)	(316)	2.2
Interest income	(64)	(53)	19.9
Net (gains)/losses from securities and investment assets	(10)	34	nm
Other	(45)	204	nm
Total consolidated other (income) and expense	$(104)	$289	nm	%
Non-operating adjustment:
Acquisition-related charges	$(7)	$(6)	28.2%
Operating (non-GAAP) other (income) and expense	$(111)	$284	nm	%

nm - not meaningful

Total consolidated other (income) and expense was income of $76 million in the second quarter of 2017 compared to expense of $37 million in the second quarter of 2016. The decrease in expense of $113 million year over year was primarily driven by:

•                  Increased gains on derivative instruments ($225 million); partially offset by

•                  Higher foreign currency transaction losses ($127 million).

The consolidated other (income) and expense was income of $104 million in the first six months of 2017 compared to expense of $289 million in the first six months of 2016. The decrease in expense of $393 million year over year was primarily driven by:

•                  Real estate capacity charges (reflected in Other in the table above) in the prior year related to workforce transformation ($328 million); and

•                  Lower foreign currency transaction losses ($84 million); and

•                  Reduced losses from securities and investment assets ($44 million), primarily related to the sale of Lenovo shares in the first quarter of 2016; partially offset by

•                  Lower gains on divestitures ($40 million).

Management Discussion — (continued)

Interest Expense

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended June 30:	2017	2016	Change
Interest expense	$147	$167	(12.0)%

			Yr. to Yr.
(Dollars in millions)			Percent
For the six months ended June 30:	2017	2016	Change
Interest expense	$283	$315	(10.1)%

Interest expense in the second quarter and first six months of 2017 decreased $20 million and $32 million, respectively, versus the same periods of 2016.  Interest expense is presented in cost of financing in the Consolidated Statement of Earnings if the related external borrowings are to support the Global Financing external business. Overall interest expense (excluding capitalized interest) for the second quarter and first six months of 2017 was $319 million and $612 million, respectively, an increase of $5 million and $13 million, respectively, versus the comparable prior year periods, primarily driven by higher average interest rates partially offset by lower average debt balance.

Retirement-Related Plans

The following tables provide the total pre-tax cost for all retirement-related plans. These amounts are included in the Consolidated Statement of Earnings within the caption (e.g., Cost, SG&A, RD&E) relating to the job function of the plan participants.

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended June 30:	2017	2016	Change
Retirement-related plans — cost:
Service cost	$106	$111	(4.6)%
Amortization of prior service costs/(credits)	(22)	(27)	(18.3)
Cost of defined contribution plans	255	269	(5.2)
Total operating costs/(income)	$339	$353	(4.0)%
Interest cost	$736	$831	(11.4)%
Expected return on plan assets	(1,082)	(1,405)	(23.0)
Recognized actuarial losses	709	690	2.7
Curtailments/settlements	3	10	(70.1)
Multi-employer plan/other costs	14	37	(61.4)
Total non-operating costs/(income)	$381	$163	133.4%
Total retirement-related plans — cost	$719	$516	39.5%

Management Discussion — (continued)

			Yr. to Yr.
(Dollars in millions)			Percent
For the six months ended June 30:	2017	2016	Change
Retirement-related plans — cost:
Service cost	$212	$221	(4.2)%
Amortization of prior service costs/(credits)	(44)	(53)	(17.0)
Cost of defined contribution plans	517	540	(4.2)
Total operating costs/(income)	$686	$709	(3.3)%
Interest cost	$1,468	$1,657	(11.4)%
Expected return on plan assets	(2,155)	(2,798)	(23.0)
Recognized actuarial losses	1,414	1,377	2.7
Curtailments/settlements	1	14	(89.5)
Multi-employer plans/other costs	29	55	(48.1)
Total non-operating costs/(income)	$759	$306	148.3%
Total retirement-related plans — cost	$1,444	$1,014	42.4%

In the second quarter of 2017, total pre-tax retirement-related plan cost increased by $204 million compared to the second quarter of 2016, primarily driven by lower expected return on plan assets ($323 million) and an increase in recognized actuarial losses ($19 million); partially offset by lower interest costs ($95 million). Total cost for the first six months of 2017 increased by $430 million versus the first six months of 2016, primarily driven by lower expected return on plan assets ($644 million) and an increase in recognized actuarial losses ($37 million); partially offset by lower interest costs ($189 million).

As discussed in the “Snapshot” on page 48, the company characterizes certain retirement-related costs as operating and others as non-operating. Utilizing this characterization, operating retirement-related costs in the second quarter of 2017 were $339 million, a decrease of $14 million compared to the second quarter of 2016, primarily driven by lower defined contribution plans cost ($14 million). Non-operating costs of $381 million in the second quarter of 2017 increased $218 million year to year, driven primarily by lower expected return on plan assets ($323 million) and an increase in recognized actuarial losses ($19 million); partially offset by lower interest costs ($95 million). For the first six months of 2017, operating retirement-related costs were $686 million, a decrease of $23 million compared to the first six months of 2016, primarily driven by lower defined contribution plan costs ($23 million). Non-operating costs of $759 million increased $453 million in the first six months of 2017 compared to the prior year, driven primarily by lower expected return on plan assets ($644 million) and an increase in recognized actuarial losses ($37 million); partially offset by lower interest costs ($189 million).

Taxes

The continuing operations effective tax rate for the second quarter of 2017 was 4.5 percent, a decrease of 13.3 points compared to the second quarter of 2016. The continuing operations effective tax rate for the first six months of 2017 was (5.6) percent, an increase of 5.1 points compared to the first six months of 2016. The operating (non-GAAP) tax rate for the second quarter of 2017 was 9.2 percent, a decrease of 9.8 points compared to the second quarter of 2016. The operating (non-GAAP) tax rate for the first six months of 2017 was 1.8 percent, an increase of 6.8 points compared to the first six months of 2016.

The lower continuing operations effective tax rate for the second quarter of 2017 compared to 2016 was driven by a net discrete benefit in the second quarter of 2017 primarily attributable to foreign tax audit activity (7.0 points), an increase in foreign tax credits (4.3 points) and a more favorable mix of geographic income year to year (2.0 points). The lower operating (non-GAAP) tax rate for the second quarter was driven by the same factors.

The change in the continuing operations effective tax rate for the first six months of 2017 compared to 2016 was primarily driven by the year-to-year benefits above, as well as a discrete tax benefit related to the intra-entity transfer recognized in the first quarter of 2017. These benefits were more than offset by a discrete period tax charge in the first quarter of 2017 related to foreign tax audit activity and a prior year tax benefit related to the Japan tax matter ($1.0 billion of taxes refunded plus interest of $0.2 billion). The change in the operating (non-GAAP) tax rate was driven by the same factors.

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

The amount of unrecognized tax benefits at December 31, 2016 decreased by $205 million in the second quarter of 2017 and increased by $358 million in the first six months of 2017 to $4,098 million. The decrease in the second quarter was primarily related to the resolution of certain foreign issues. The overall increase for the six months ended June 30, 2017 was primarily related to potential U.S. audit matters. The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate was $3,009 million at June 30, 2017.

The company is involved in a number of income tax-related matters in India challenging tax assessments issued by the India Tax Authorities. As of June 30, 2017, the company has recorded $570 million as prepaid income taxes in India. A significant portion of this balance represents cash tax deposits paid over time to protect the company’s right to appeal various income tax assessments made by the Indian Tax Authorities.  The company believes it will prevail on these matters.

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

			Yr. to Yr.
			Percent
For the three months ended June 30:	2017	2016	Change
Earnings per share of common stock from continuing operations:
Assuming dilution	$2.48	$2.61	(5.0)%
Basic	$2.49	$2.62	(5.0)%
Diluted operating (non-GAAP)	$2.97	$2.95	0.7%
Weighted-average shares outstanding: (in millions)
Assuming dilution	939.6	960.5	(2.2)%
Basic	934.9	957.4	(2.3)%

			Yr. to Yr.
			Percent
For the six months ended June 30:	2017	2016	Change
Earnings per share of common stock from continuing operations:
Assuming dilution	$4.32	$4.69	(7.9)%
Basic	$4.35	$4.71	(7.6)%
Diluted operating (non-GAAP)	$5.35	$5.30	0.9%
Weighted-average shares outstanding: (in millions)
Assuming dilution	943.7	962.4	(1.9)%
Basic	938.7	959.5	(2.2)%

Actual shares outstanding at June 30, 2017 were 931.9 million. The weighted-average number of common shares outstanding assuming dilution during the second quarter and first six months of 2017 were 20.9 million and 18.7 million shares lower than the same periods of 2016. The decrease was primarily the result of the common stock repurchase program.

Results of Discontinued Operations

The loss from discontinued operations, net of tax, was $0.7 million and $3.3 million in the second quarter and first six months of 2017, respectively, compared to $0.4 million and $3.2 million in the second quarter and first six months of 2016, respectively. The discontinued operations effective tax rate in the second quarter of 2017 was 38.4 percent compared to 36.9

Management Discussion — (continued)

percent in the second quarter of 2016 and was 38.4 percent in the first six months of 2017 compared to 38.2 percent in the prior-year period.

Financial Position

Dynamics

At June 30, 2017, the balance sheet remains strong, and with the newly reorganized financing entity, IBM Credit LLC, the company is better positioned to support the business over the long term. Cash and marketable securities at quarter end were $12,295 million. The company continues to manage the investment portfolio to meet its capital preservation and liquidity objectives. Total debt of $45,673 million increased $3,504 million from prior year-end levels, driven by new debt issuances of $5,813 million, partially offset by maturities of $2,116 million. Within total debt, $29,045 million, or approximately 64 percent, is in support of the Global Financing business. In the first six months of 2017, the company generated $7,421 million in cash from operations, a decrease of $1,567 million versus the first six months of 2016, primarily due to the prior year Japan tax refund. The company has consistently generated strong cash flow from operations and continues to have access to additional sources of liquidity through the capital markets and its Credit Facilities.

The assets and debt associated with the Global Financing business are a significant part of the company’s financial position. The financial position amounts appearing on pages 5 and 6 are the consolidated amounts including Global Financing.

Global Financing Financial Position Key Metrics:

	At June 30,	At December 31,
(Dollars in millions)	2017	2016
Cash and cash equivalents	$1,849	$1,844
Net investment in sales-type and direct financing leases	6,502	6,893
Equipment under operating leases — external clients (1)	518	548
Client loans	11,205	11,478
Total client financing assets	18,226	18,920
Commercial financing receivables	8,176	9,700
Intercompany financing receivables (2) (3)	4,798	4,959
Total assets	$35,926	$36,492
Debt	$29,045	$27,859
Total equity	$3,232	$3,812

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

At June 30, 2017, substantially all client and commercial financing assets were IT related assets, and approximately 53 percent of the total external portfolio was with investment grade clients with no direct exposure to consumers. The increase in investment grade year to year (1 point) was driven primarily by rating changes within the existing portfolio, not by changing the company’s approach to the market. This investment grade percentage is based on the credit ratings of the companies in the portfolio. Additionally, the company takes actions to transfer exposure to third parties. On that basis, the investment grade content would increase by 14 points to 67 percent, an increase of 3 points year to year.

Management Discussion — (continued)

IBM Working Capital

	At June 30,	At December 31,
(Dollars in millions)	2017	2016
Current assets	$45,013	$43,888
Current liabilities	35,966	36,275
Working capital	$9,048	$7,613

Current ratio	1.25:1	1.21:1

Working capital increased $1,435 million from the year-end 2016 position. The key changes are described below:

Current assets increased $1,125 million (decreased $485 million adjusted for currency) due to:

•                  An increase in cash and cash equivalents of $3,870 million ($3,323 million adjusted for currency); partially offset by

•                  A decline in receivables of $2,285 million ($3,151 million adjusted for currency) primarily as a result of collections of higher year-end balances.

Current liabilities decreased $310 million ($1,387 million adjusted for currency) as a result of:

•                  A decrease in accounts payable of $1,083 million ($1,230 million adjusted for currency) reflecting declines from typically higher year-end balances; and

•                  A decrease in taxes payable of $456 million ($544 million adjusted for currency) primarily driven by tax payments; partially offset by

•                  An increase in short-term debt of $548 million ($544 million adjusted for currency) primarily as a result of reclassifications of $3,536 million from long term to reflect upcoming maturities, partially offset by maturities of $2,116 million and a decrease in commercial paper of $899 million; and

•                  An increase in deferred income of $506 million driven by a currency impact of $380 million.

Receivables and Allowances

Roll Forward of Total IBM Receivables Allowance for Credit Losses

(Dollars in millions)
January 1, 2017	Additions *	Write-offs **	Other***	June 30, 2017
$776	$29	$(89)	$20	$737

*                      Additions for Allowance for Credit Losses are charged to expense.

**               Refer to note A, “Significant Accounting Policies,” in the company’s 2016 Annual Report on pages 98 and 99 for additional information regarding allowance for credit loss write-offs.

***        Primarily represents translation adjustments.

The total IBM receivables provision coverage was 2.0 percent at June 30, 2017, flat compared to December 31, 2016.  The majority of the write-offs during the six months ended June 30, 2017 related to Global Financing receivables, which had been previously reserved.

Global Financing Receivables and Allowances

The following table presents external financing receivables, excluding residual values, and the allowance for credit losses.

Management Discussion — (continued)

	At June 30,	At December 31,
(Dollars in millions)	2017	2016
Gross financing receivables	$25,831	$28,043
Specific allowance for credit losses	293	335
Unallocated allowance for credit losses	101	103
Total allowance for credit losses	395	438
Net financing receivables	$24,436	$27,605
Allowance for credit losses coverage	1.5%	1.6%

The percentage of Global Financing receivables reserved decreased from 1.6 percent at December 31, 2016, to 1.5 percent at June 30, 2017. The decline was driven by the 2017 write-offs of $69 million of receivables previously reserved, offset by the overall decline in gross receivables. Specific reserves decreased 14 percent from $335 million at December 31, 2016, to $293 million at June 30, 2017. Unallocated reserves decreased 1 percent from $103 million at December 31, 2016, to $101 million at June 30, 2017.

Roll Forward of Global Financing Receivables Allowance for Credit Losses

(Dollars in millions)
January 1, 2017	Additions *	Write-offs **	Other ***	June 30, 2017
$438	$16	$(70)	$11	$395

*                      Additions for Allowance for Credit Losses are charged to expense.

**               Refer to note A, “Significant Accounting Policies,” in the company’s 2016 Annual Report on pages 98 and 99 for additional information regarding allowance for credit loss write-offs.

***        Primarily represents translation adjustments.

Global Financing’s bad debt expense was $6 million for the three months ended June 30, 2017, compared to $2 million for the same period in 2016, due to higher general reserve requirements in the current year. Global Financing’s bad debt expense was $16 million for the six months ended June 30, 2017, compared to $78 million for the same period in 2016, due to higher general reserve requirements in Brazil in the prior year.

Noncurrent Assets and Liabilities

	At June 30,	At December 31,
(Dollars in millions)	2017	2016
Noncurrent assets	$75,482	$73,582
Long-term debt	$37,612	$34,655
Noncurrent liabilities (excluding debt)	$28,374	$28,147

The increase in noncurrent assets of $1,900 million ($492 million adjusted for currency) was driven by:

•                  An increase of $1,588 million in deferred taxes ($1,358 million adjusted for currency) primarily due to the first-quarter 2017 intra-entity transfer, including the cumulative effect of adoption of the new FASB guidance ($827 million); and

•                  An increase in retirement plans assets of $980 million ($841 million adjusted for currency) driven by the expected returns on plan assets, partially offset by interest costs; partially offset by

•                  A decrease of $725 million in long-term financing receivables ($946 million adjusted for currency) reflecting seasonal reductions from higher year-end balances.

Long-term debt increased $2,956 million ($2,302 million adjusted for currency) from the year-end balance primarily driven by:

•                  Issuances of $5,652 million; partially offset by

•                  Reclassification to short-term debt of $3,536 million to reflect upcoming maturities.

Management Discussion — (continued)

The increase in noncurrent liabilities (excluding debt) of $227 million (a decrease of $967 million adjusted for currency) was driven by:

•                  An increase in retirement and nonpension postretirement liabilities of $249 million (decreased $509 million adjusted for currency) driven by currency impacts and higher interest and service costs; partially offset by contributions.

Debt

The company’s funding requirements are continually monitored and strategies are executed to manage the overall asset and liability profile. Additionally, the company maintains sufficient flexibility to access global funding sources as needed.

	At June 30,	At December 31,
(Dollars in millions)	2017	2016
Total company debt	$45,673	$42,169
Total Global Financing segment debt	$29,045	$27,859
Debt to support external clients	25,153	24,034
Debt to support internal clients	3,892	3,825
Non-Global Financing debt	$16,628	$14,309

Total debt of $45,673 million increased $3,504 million from December 31, 2016.

Global Financing provides financing predominantly for the company’s external client assets, as well as for assets under contract by other IBM units. These assets, primarily for Technology Services & Cloud Platforms, generate long-term, stable revenue streams similar to the Global Financing asset portfolio. Based on their attributes, these Technology Services & Cloud Platforms assets are leveraged with the balance of the Global Financing asset base. The increase in debt is consistent with the company’s expectations at year-end 2016 to increase leverage in the Global Financing business.

Non-Global Financing debt of $16,628 million was up $2,319 million from December 31, 2016 and down $1,381 million from June 30, 2016.

Consolidated debt-to-capitalization ratio at June 30, 2017 was 71.1 percent versus 69.6 percent at December 31, 2016 and 73.7 percent at June 30, 2016.

Given the significant leverage, the company also presents a debt-to-capitalization ratio which excludes Global Financing debt and equity as management believes this is more representative of the company’s core business operations. This ratio can vary from period to period as the company manages its global cash and debt positions. “Core” debt-to-capitalization ratio (excluding Global Financing debt and equity) was 52.1 percent at June 30, 2017 compared to 49.5 percent at December 31, 2016 and 59.5 percent at June 30, 2016.

Global Financing debt-to-equity ratio

	At June 30,	At December 31,
	2017	2016
Global Financing debt-to-equity ratio	9.0x	7.3x

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

Global Financing provides financing predominantly for the company’s external client assets, as well as for assets under contract by other IBM units. As previously stated, the company measures Global Financing as a stand-alone entity, and accordingly, interest expense relating to debt supporting Global Financing’s external client and internal business is included in the “Global Financing Results of Operations” on page 62 and in “Segment Information” on pages 29 and 30.

Management Discussion — (continued)

In the company’s Consolidated Statement of Earnings, the external debt-related interest expense supporting Global Financing’s internal financing to the company is reclassified from cost of financing to interest expense.

Equity

Total equity increased by $152 million from December 31, 2016 as a result of an increase in retained earnings of $1,475 million, an increase in retirement-related amounts of $967 million and an increase of $510 million related to currency translation, partially offset by an increase in treasury stock of $2,810 million primarily due to common stock repurchases.

Cash Flow

The company’s cash flows from operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flows on page 7, are summarized in the following table. These amounts include the cash flows associated with the Global Financing business.

(Dollars in millions)
For the six months ended June 30:	2017	2016
Net cash provided by/(used in) continuing operations:
Operating activities	$7,421	$8,988	* **
Investing activities	(1,355)	(6,338	)*
Financing activities	(2,743)	(434	)**
Effect of exchange rate changes on cash and cash equivalents	547	114
Net change in cash and cash equivalents	$3,870	$2,330

*   Revised classification of certain financing receivables. Refer to note 1, “Basis of Presentation,” for additional information.

** Reclassified to reflect adoption of the FASB guidance on share-based compensation.

Net cash provided by operating activities decreased by $1,567 million as compared to the first six months of 2016 driven by the following factors:

•                  An increase in net income tax payments of $861 million, driven by the prior year Japan tax refund received; and

•                  Performance-related declines within net income; partially offset by

•                  Working capital improvements of $726 million driven by strong cash collections.

Net cash used in investing activities decreased $4,983 million as compared to the first six months of 2016 driven by:

•                  A decrease in net cash used related to acquisitions of $5,236 million.

Net cash used in financing activities increased $2,309 million as compared to the first six months of 2016 driven by:

•                  A decrease in net cash sourced from debt transactions of $1,173 million primarily driven by a lower level of issuances and maturities in the current year; and

•                  An increase in common stock repurchases of $950 million.

Management Discussion — (continued)

Looking Forward

The company’s strategies, investments and actions are all taken with an objective of optimizing long-term performance. A long-term perspective ensures that the company is well-positioned to take advantage of the major shifts in technology, business and the global economy.

Within the IT industry, there are major shifts occurring—driven by cognitive, including data and analytics, cloud and changes in the ways individuals and enterprises are engaging. The company is bringing together its cognitive technologies on cloud platforms to create industry-based solutions in order to solve enterprise clients’ real problems. The company continues to address the higher value areas of enterprise IT and is amassing a unique set of capabilities and is differentiating itself from other technology providers as it moves into new spaces, and in some cases, creating entirely new markets. IBM is more than a hardware, software and services company; it has emerged as a cognitive solutions and cloud platform company, focused on industry differentiation. The company’s strategic imperatives— cloud, analytics, mobile, social and security solutions—are focused on these market shifts.

In 2017, the company is continuing to focus on its strategic imperatives and the transformation of its core businesses. While pre-tax income is expected to decline year to year on a GAAP basis due to higher non-operating pension expense, the company expects growth in operating (non-GAAP) pre-tax income in 2017. The company is expecting to have improved trajectory in the revenue growth rate, gross profit margin and expense in the second half as compared to the first half of 2017. Consistent with the long-term model, the company also expects over the course of 2017 to continue to acquire key capabilities, remix skills, invest in areas of growth and return value to shareholders. This is all taken into account in the full-year view. Overall, the company continues to expect GAAP earnings per share from continuing operations for 2017 to be at least $11.95. Excluding acquisition-related charges of $0.75 per share and non-operating retirement-related items of $1.10 per share, operating (non-GAAP) earnings per share is expected to be at least $13.80. Typically, due to seasonality in the business, revenue declines from second to third quarter and in 2016, this decline was $1 billion. As a result of the z14 mainframe launch and the new large services contracts signed in the first half, which should generate incremental revenue in September, the company expects that impact to be mitigated by $200 million to $300 million. Both are expected to have a larger benefit to revenue and earnings per share in the fourth quarter.

In the first half of 2017, the company had continued solid growth in its strategic imperatives revenue, which grew 8 percent as reported and 10 percent adjusted for currency. Over the prior 12 months, strategic imperatives revenue increased 11 percent as reported (12 percent adjusted for currency) to $34.1 billion and represented 43 percent of total IBM revenue. For the full year 2017, the company expects the trailing twelve-month growth rate to continue to be in the range of 10 to 11 percent. Total Cloud revenue for the first six months of 2017 of $7.5 billion increased 23 percent as reported and 25 percent adjusted for currency, with as-a-Service revenue up 43 percent as reported and 45 percent adjusted for currency. From a segment perspective, in the first half of 2017, Cognitive Solutions had strong growth in annuity content, driven by SaaS. The focus continues on investing to combine organic and acquired content to build cloud-based cognitive offerings, build and scale platforms and drive vertical solutions. GBS revenue declined year to year, however declines are moderating, as the business continues to shift towards cognitive and digital, with signings growth for the second consecutive quarter and a strong pipeline of opportunities. Technology Services & Cloud Platforms revenue decreased primarily driven by declines in Infrastructure Services from contracts that concluded and from Integration Software revenue, however, the segment continued to deliver strong revenue growth in cloud, analytics, mobile and security. Given some large signings in the first half and the strong demand for IBM Cloud services, the company expects the revenue trajectory to improve in the second half of 2017. The decline in first-half Systems revenue was expected, driven by anticipated product cycle dynamics, however, the company’s third quarter 2017 z14 product launch is expected to drive further improvement in second-half Systems revenue performance.

Overall, looking at first to second half of 2017 dynamics, the new z14 mainframe is expected to drive improvement in revenue and gross profit, and lower development spending. The new services contracts in Technology Services & Cloud Platforms will start to contribute to revenue performance and, together with cost savings, the company expects improved profit dynamics. The larger acquisitions that occurred in the first half of 2016, while initially dilutive to profit, the company now expects to yield more benefits from operational synergies driving performance improvement. Currency is expected to impact revenue growth during the year. At mid-July spot rates, the impact to revenue growth for the third-quarter 2017 is expected to be between neutral and a one-point headwind.

Free cash flow realization, defined as free cash flow to income from continuing operations (GAAP), was 97 percent as reported in 2016 and is again expected to be in line with the longer-term model of over 90 percent in 2017. The company expects full year free cash flow to be essentially flat year to year, with the first half year-to-year headwind changing to a

Management Discussion — (continued)

tailwind due to second-half 2016 taxes and workforce rebalancing payments. This also reflects the level of profit consistent with the company’s full year expectations of earnings per share.

The company continues to expect that the 2017 GAAP tax rate will be approximately 3 points lower than the operating (non-GAAP) tax rate expectation. Expectations for the operating (non-GAAP) tax rate are approximately 15 percent plus or minus three points, excluding discrete items. The rate will change year to year based on nonrecurring events, such as the settlement of income tax audits and changes in tax laws, as well as recurring factors including the geographic mix of income before taxes, the timing and amount of foreign dividend repatriation, state and local taxes and the effects of various global income tax strategies. The tax rates for the first half 2017, excluding discrete items, were in line with the company’s January 2017 expectations.

In January 2017, the company reorganized its client and commercial financing business as a wholly owned subsidiary, IBM Credit, LLC. As announced, the financing business target leverage was increased from 7:1 to 9:1. The subsidiary is expected to begin accessing capital markets directly in 2017.

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

Currency Rate Fluctuations

Changes in the relative values of non-U.S. currencies to the U.S. dollar (USD) affect the company’s financial results and financial position. At June 30, 2017, currency changes resulted in assets and liabilities denominated in local currencies being translated into more dollars than at year-end 2016. The company uses financial hedging instruments to limit specific currency risks related to financing transactions and other foreign currency-based transactions.

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

The company translates revenue, cost and expense in its non-U.S. operations at current exchange rates in the reported period. References to “adjusted for currency” or “constant currency” reflect adjustments based upon a simple mathematical formula. However, this constant currency methodology that the company utilizes to disclose this information does not incorporate any operational actions that management could take to mitigate fluctuating currency rates. Currency movements impacted the company’s year-to-year revenue and earnings per share growth in the first six months of 2017. Based on the currency rate movements in the first six months of 2017, total revenue decreased 3.8 percent as reported and decreased 2.8 percent at constant currency versus the first six months of 2016. On an income from continuing operations before income tax basis, these translation impacts offset by the net impact of hedging activities resulted in a theoretical maximum (assuming no pricing or sourcing actions) decrease of approximately $10 million in the first six months of 2017 on an operating (non-GAAP) basis and had no impact on an as-reported basis. The same mathematical exercise resulted in an increase of approximately $10 million in the first six months of 2016 on an as-reported basis and had no impact on an operating (non-GAAP) basis. The company views these amounts as a theoretical maximum impact to its as-reported financial results. Considering the operational responses mentioned above, movements of exchange rates, and the nature and timing of hedging instruments, it is difficult to predict future currency impacts on any particular period, but the company believes it could be substantially less than the theoretical maximum given the competitive pressure in the marketplace.

For non-U.S. subsidiaries and branches that operate in U.S. dollars or whose economic environment is highly inflationary, translation adjustments are reflected in results of operations. Generally, the company manages currency risk in these entities by linking prices and contracts to U.S. dollars.

Management Discussion — (continued)

The company continues to monitor the economic conditions in Venezuela. In mid-February 2016, changes to the currency exchange systems were announced which eliminated the SICAD exchange rate and replaced the SIMADI rate with DICOM, which is expected to be a floating exchange rate. The company recorded a pre-tax loss of $43 million in the first quarter of 2016 in other (income) and expense in the Consolidated Statement of Earnings as a result of the elimination of the SICAD and devaluation in the new exchange. The system for currency exchange in Venezuela remained constant through the first quarter of 2017 and the company continued to use the SIMADI rate. In the second quarter of 2017, the SICAD rate was replaced with the DICOM rate and, as a result, the company recorded a pre-tax loss of $7 million. Total pre-tax loss for the first six months of 2016 was $45 million. The company’s net assets denominated in local currency were $7 million at June 30, 2017. The company’s operations in Venezuela comprised less than 1 percent of total 2016 and 2015 revenue, respectively.

Liquidity and Capital Resources

In the company’s 2016 Annual Report, on pages 68 to 71, there is a discussion of the company’s liquidity including two tables that present five years of data. The table presented on page 68 includes net cash from operating activities, cash and marketable securities and the size of the company’s global credit facilities for each of the past five years. For the six months ended, or as of, as applicable, June 30, 2017, those amounts are $7.4 billion for net cash from operating activities, $12.3 billion of cash and marketable securities and $10.25 billion in global credit facilities, respectively. On July 20, 2017, the company and IBM Credit entered into a $2.5 billion 364-day Credit Agreement and a $2.5 billion three-year Credit Agreement. These new agreements permit borrowings up to an aggregate of $5 billion on a revolving basis.

The major rating agencies’ ratings on the company’s debt securities at June 30, 2017 appear in the table below. The Fitch ratings were reaffirmed on September 30, 2016 and remain unchanged from December 31, 2016. On May 3, 2017, Moody’s Investors Service lowered its rating on the company’s senior long-term debt from Aa3 to A1, while reaffirming its rating on commercial paper. On May 5, 2017, Standard and Poor’s lowered its ratings on the company’s senior long-term debt to A+ from AA- and commercial paper to A-1 from A-1+. IBM remains a strong investment grade company with significant financial flexibility to execute its strategy and capital allocation plans. The company does not have “ratings trigger” provisions in its debt covenants or documentation, which would allow the holders to declare an event of default and seek to accelerate payments thereunder in the event of a change in credit rating. The company’s contractual agreements governing derivative instruments contain standard market clauses which can trigger the termination of the agreement if the company’s credit rating were to fall below investment grade. At June 30, 2017, the fair value of those instruments that were in a liability position was $304 million, before any applicable netting, and this position is subject to fluctuations in fair value period to period based on the level of the company’s outstanding instruments and market conditions. The company has no other contractual arrangements that, in the event of a change in credit rating, would result in a material adverse effect on its financial position or liquidity.

	STANDARD	MOODY’S
	AND	INVESTORS	FITCH
	POOR’S	SERVICE	RATINGS
Senior long-term debt	A+	A1	A+
Commercial paper	A-1	Prime-1	F1

The company prepares its Consolidated Statement of Cash Flows in accordance with applicable accounting standards for cash flow presentation on page 7 of this Form 10-Q and highlights causes and events underlying sources and uses of cash in that format on page 76. For the purpose of running its business, the company manages, monitors and analyzes cash flows in a different manner.

Management uses free cash flow as a measure to evaluate its operating results, plan share repurchase levels, make strategic investments and assess its ability and need to incur and service debt. The entire free cash flow amount is not necessarily available for discretionary expenditures. The company defines free cash flow as net cash from operating activities less the change in Global Financing receivables and net capital expenditures, including the investment in software. A key objective of the Global Financing business is to generate strong returns on equity, and increasing receivables is the basis for growth. Accordingly, management considers Global Financing receivables as a profit-generating investment, not as working capital that should be minimized for efficiency. Therefore, management includes presentations of both free cash flow and net cash from operating activities that exclude the effect of Global Financing receivables. Free cash flow guidance is derived using an estimate of profit, working capital and operational cash outflows. As previously noted, the company views Global Financing receivables as a profit-generating investment which it seeks to maximize and therefore it is not considered when

Management Discussion — (continued)

formulating guidance for free cash flow. As a result the company does not estimate a GAAP Net Cash from Operations expectation metric.

The following is management’s view of cash flows for the first six months of 2017 and 2016 prepared in a manner consistent with the description above.

(Dollars in millions)
For the six months ended June 30:	2017	2016
Net cash from operating activities per GAAP	$7,421	$8,988	* **
Less: change in Global Financing receivables	2,210	2,501	*
Net cash from operating activities, excluding Global Financing receivables	5,211	6,487	**
Capital expenditures, net	(1,567)	(1,949)
Free cash flow (FCF)	3,644	4,538	**
Acquisitions	(169)	(5,405)
Divestitures	29	35
Share repurchase	(2,725)	(1,775)
Common stock repurchases for tax withholdings	(147)	(112	) **
Dividends	(2,724)	(2,590)
Non-Global Financing debt	2,363	5,061
Other (includes Global Financing receivables and Global Financing debt)	3,497	2,670
Change in cash, cash equivalents and short-term marketable securities	$3,768	$2,421

*   Revised classification of certain financing receivables.

** Reclassified to reflect adoption of the FASB guidance on share-based compensation.

In the first six months of 2017, the company generated free cash flow of $3.6 billion, a decrease of $0.9 billion versus the prior year. The year-to-year decrease was driven primarily by a cash tax refund related to the Japan tax matter in the prior year. In addition, working capital contributed to the free cash flow performance in the first six months of 2017, driven by strong cash collections. Net capital expenditures of $1.6 billion included investments in Watson and Cloud Platforms, as well as in support of the services and systems businesses. In the first six months of 2017, the company continued to focus its cash utilization on returning value to shareholders including $2.7 billion in dividends and $2.7 billion in gross common stock repurchases.

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

The company’s U.S. cash flows continue to be sufficient to fund its current domestic operations and obligations, including investing and financing activities such as dividends and debt service. The company’s U.S. operations generate substantial cash flows, and, in those circumstances where the company has additional cash requirements in the U.S., the company has several liquidity options available. These options may include the ability to borrow additional funds at reasonable interest rates, utilizing its Credit Facilities, repatriating certain foreign earnings and utilizing intercompany loans with certain foreign subsidiaries.

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

Management Discussion — (continued)

repatriate funds held by its foreign subsidiaries, if these funds are needed for operations and obligations in the U.S., the company could elect to repatriate these funds which could result in a reassessment of the company’s policy and increased tax expense.

Global Financing Return on Equity Calculation

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in millions)	2017	2016	2017	2016
Numerator
Global Financing after-tax income*	$208	$324	$427	$585
Annualized after-tax income (a)	$831	$1,297	$854	$1,170
Denominator
Average Global Financing equity (b)**	$3,198	$3,649	$3,403	$3,676
Global Financing return on equity (a)/(b)	26.0%	35.5%	25.1%	31.8%

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

(Dollars in millions except per share amounts)		Acquisition-related		Retirement-related		Operating
For the three months ended June 30, 2017	GAAP	adjustments		adjustments		(Non-GAAP)
Gross profit	$8,794	$117		$195		$9,105
Gross profit margin	45.6%	0.6	pts.	1.0	pts.	47.2%
S,G&A	$5,160	$(129)		$(138)		$4,893
R,D&E	1,484	—		(48)		1,436
Other (income) and expense	(76)	(4)		—		(80)
Total expense and other (income)	6,351	(133)		(186)		6,032
Pre-tax income from continuing operations	2,443	250		381		3,073
Pre-tax margin from continuing operations	12.7%	1.3	pts.	2.0	pts.	15.9%
Provision for income taxes*	$111	$66		$105		$282
Effective tax rate	4.5%	1.8	pts.	2.8	pts.	9.2%
Income from continuing operations	$2,332	$183		$276		$2,792
Income margin from continuing operations	12.1%	1.0	pts.	1.4	pts.	14.5%
Diluted earnings per share from continuing operations	$2.48	$0.20		$0.29		$2.97

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

Management Discussion — (continued)

(Dollars in millions except per share amounts)		Acquisition-related		Retirement-related		Operating
For the six months ended June 30, 2017	GAAP	adjustments		adjustments		(Non-GAAP)
Gross profit	$16,565	$236		$388		$17,189
Gross profit margin	44.2%	0.6	pts.	1.0	pts.	45.9%
S,G&A	$10,312	$(269)		$(274)		$9,769
R,D&E	3,018	—		(97)		2,921
Other (income) and expense	(104)	(7)		—		(111)
Total expense and other (income)	12,699	(276)		(371)		12,052
Pre-tax income from continuing operations	3,867	512		759		5,137
Pre-tax margin from continuing operations	10.3%	1.4	pts.	2.0	pts.	13.7%
Provision for/(benefit from) income taxes*	$(218)	$134		$175		$90
Effective tax rate	(5.6)%	3.2	pts.	4.2	pts.	1.8%
Income from continuing operations	$4,085	$378		$584		$5,047
Income margin from continuing operations	10.9%	1.0	pts.	1.6	pts.	13.5%
Diluted earnings per share from continuing operations	$4.32	$0.40		$0.63		$5.35

*            The tax impact on operating (non-GAAP) pre-tax income from continuing operations is calculated under the same accounting principles applied to the GAAP pre-tax income which employs an annual effective tax rate method to the results.

(Dollars in millions except per share amounts)		Acquisition-related		Retirement-related		Operating
For the six months ended June 30, 2016	GAAP	adjustments		adjustments		(Non-GAAP)
Gross profit	$18,388	$241		$160		$18,789
Gross profit margin	47.2%	0.6	pts.	0.4	pts.	48.3%
S,G&A	$11,361	$(227)		$(130)		$11,004
R,D&E	2,923	—		(16)		2,907
Other (income) and expense	289	(6)		—		284
Total expense and other (income)	14,306	(232)		(146)		13,928
Pre-tax income from continuing operations	4,082	473		306		4,861
Pre-tax margin from continuing operations	10.5%	1.2	pts.	0.8	pts.	12.5%
Provision for/(benefit from) income taxes*	$(439)	$129		$66		$(244)
Effective tax rate	(10.8)%	3.7	pts.	2.0	pts.	(5.0)%
Income from continuing operations	$4,521	$345		$239		$5,105
Income margin from continuing operations	11.6%	0.9	pts.	0.6	pts.	13.1%
Diluted earnings per share from continuing operations	$4.69	$0.36		$0.25		$5.30

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

Part II — Other Information

Item 1.  Legal Proceedings

Refer to note 12, “Contingencies,” on pages 43 to 45 of this Form 10-Q.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Repurchases of Equity Securities

The following table provides information relating to the company’s repurchase of common stock for the second quarter of 2017.

			Total Number	Approximate
			of Shares	Dollar Value
			Purchased as	of Shares that
	Total Number	Average	Part of Publicly	May Yet Be
	of Shares	Price Paid	Announced	Purchased Under
Period	Purchased	per Share	Program	The Program*
April 1, 2017 - April 30, 2017	3,497,789	$165.43	3,497,789	$3,265,785,704

May 1, 2017 - May 31, 2017	4,336,826	$153.94	4,336,826	$2,598,190,011

June 1, 2017 - June 30, 2017	1,281,005	$153.95	1,281,005	$2,400,985,446

Total	9,115,620	$158.35	9,115,620

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

Item 5.  Other Information

Refer to the ‘Lines of Credit’ section of note 11, “Borrowings,” on page 42 in this Form 10-Q.

Item 6. Exhibits

Exhibit Number

10.1

The $2,500,000,000 364-Day Credit Agreement dated as of July 20, 2017, among International Business Machines Corporation and IBM Credit LLC, as Borrowers, The Several Lenders from Time to Time Parties to such Agreement, JPMorgan Chase Bank, N.A., as Administrative Agent, BNP Paribas, Citibank N.A., Royal Bank of Canada and Mizuho Bank, Ltd., as Syndication Agents, and the Documentation Agents named therein.

10.2

The $2,500,000,000 Three-Year Credit Agreement, dated as of July 20, 2017, among International Business Machines Corporation and IBM Credit LLC, as Borrowers, The Several Lenders from Time to Time Parties to such Agreement, JPMorgan Chase Bank, N.A., as Administrative Agent, BNP Paribas, Citibank N.A., Royal Bank of Canada and Mizuho Bank, Ltd., as Syndication Agents, and the Documentation Agents named therein.

10.3

Third Amendment, dated as of July 20, 2017, to the 5-Year Credit Agreement dated as of November 10, 2011 (as amended from time to time), among International Business Machines Corporation, JPMorgan Chase Bank, N.A., as Administrative Agent, the Subsidiary Borrowers parties thereto, the Lenders parties thereto, and the Syndication Agents and the Documentation Agents named therein.

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

International Business Machines Corporation
(Registrant)

Date:	July 25, 2017
		By:	/s/ Robert F. Del Bene
Robert F. Del Bene
Vice President and Controller