Form 10-K
period 2017-12-31
INTERNATIONAL BUSINESS MACHINES CORP
filed 2018-02-27
CIK 51143

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
ANNUAL REPORT
pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934
FOR THE YEAR ENDED DECEMBER 31, 2017

1-2360
(Commission file number)

INTERNATIONAL BUSINESS MACHINES CORPORATION
(Exact name of registrant as specified in its charter)

NEW YORK (State of Incorporation)	13-0871985 (IRS Employer Identification Number)
ARMONK, NEW YORK (Address of principal executive offices)	10504 (Zip Code)

914-499-1900
(Registrant's telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Voting shares outstanding at February 9, 2018	Name of each exchange on which registered
Capital stock, par value $.20 per share	921,167,894	New York Stock Exchange
Chicago Stock Exchange
1.375% Notes due 2019		New York Stock Exchange
2.750% Notes due 2020		New York Stock Exchange
1.875% Notes due 2020		New York Stock Exchange
0.500% Notes due 2021		New York Stock Exchange
2.625% Notes due 2022		New York Stock Exchange
1.25% Notes due 2023		New York Stock Exchange
1.125% Notes due 2024		New York Stock Exchange
2.875% Notes due 2025		New York Stock Exchange
0.950% Notes due 2025		New York Stock Exchange
0.300% Notes due 2026		New York Stock Exchange
1.750% Notes due 2028		New York Stock Exchange
1.500% Notes due 2029		New York Stock Exchange
8.375% Debentures due 2019		New York Stock Exchange
7.00% Debentures due 2025		New York Stock Exchange
6.22% Debentures due 2027		New York Stock Exchange
6.50% Debentures due 2028		New York Stock Exchange
7.00% Debentures due 2045		New York Stock Exchange
7.125% Debentures due 2096		New York Stock Exchange

          Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes ☒    No ☐

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-Accelerated filer ☐
Smaller reporting company ☐		(Do not check if a smaller reporting company)
Emerging growth company ☐

          If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐    No ☒

          The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the registrant's most recently completed second fiscal quarter was $143.3 billion.

Documents incorporated by reference:

          Portions of IBM's Annual Report to Stockholders for the year ended December 31, 2017 are incorporated by reference into Parts I, II and IV of this Form 10-K.

          Portions of IBM's definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held April 24, 2018 are incorporated by reference into Part III of this Form 10-K.

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

Strategy

        The IBM strategy starts with its clients.

        As a uniquely integrated technology and services company, IBM helps clients change the way the world works by building smarter businesses.

        IBM's clients include many of the world's most successful enterprises. These clients are at an inflection point, facing tremendous new opportunity and incredible competition. Digital technologies are unlocking unparalleled insight from previously inaccessible data. Work processes are being reimagined for speed and vastly smarter decision-making.

        To win in these disruptive times requires that businesses learn—learn by extracting insights from their data and by applying those insights to how work is done. Smarter businesses do this faster and more effectively supported by IBM's combination of Innovative Technology, Industry Expertise and Trust and Security.

        The company's capabilities include:

Cloud

        Cloud is enabling the emergence of platforms through standardization, agility and innovation in both IT and business processes. Enterprise cloud is very different from consumer cloud: enterprises must bridge together mission-critical assets from on-premise systems with private cloud and public cloud. Hybrid cloud technology provides that bridge. All three must coexist and interoperate as a single platform.

        The IBM Cloud is uniquely:

  •
  Built for all applications: Applications require data. That data is in on-premise systems, in private clouds and in the public cloud. The IBM Cloud enables one data platform that, regardless of data's location, can run all applications. IBM's hybrid cloud capabilities make this single platform operate seamlessly.

  •
  Artificial intelligence (AI)-ready: The IBM Cloud is built from the ground up to handle the demanding data and computational requirements of AI.

  •
  Secure to the Core: IBM has a long history of helping clients keep data and transactions secure. Security is even more important in an increasingly connected world, and IBM has extended this unparalleled level of security to the cloud. For example, IBM's cybersecurity offerings act as a business immune system, with AI technology at its core, delivered from the IBM Cloud. These systems help to defend and respond to cyber-attacks across an organization's data, applications, mobile and endpoint devices.

        The IBM Cloud is delivered with leading edge technology, including:

  •
  Modern infrastructure: IBM's systems, including servers, storage and operating system software, have been refreshed and redesigned for cloud and enterprise AI workloads. IBM's new z14 is the world's first system to offer pervasive encryption of data without requiring changes to applications, and with no performance degradation. With IBM's systems, clients can build an IT infrastructure that is optimized for the scalability, reliability and growth that businesses need in today's data-driven world.

  •
  Future infrastructure: The Q Network on the IBM Cloud enables clients around the world to explore quantum computing capabilities. IBM is the leader in quantum computing. Clients are signing on to explore how to overcome foreseen constraints in traditional computing models.

AI and Data

        Artificial intelligence can help clients extract insight and make intelligent decisions from data. Like cloud, enterprise AI is very different from consumer AI. Enterprise applications deal with more complex use cases that benefit from expert knowledge, such as in healthcare or in the identification of business risk. Enterprise AI applications are trained by expert data, through data sets of all sizes and with more specialization than those in the general-knowledge consumer world. IBM AI—through the Watson platform:

  •
  Learns more from less data: The ability to extract deep insights from both large and small data sets is essential for enterprise applications. Watson excels at this and can produce more insights with less data than other AI systems. That means clients can get started more quickly and begin to gain experience deploying AI in the enterprise.

  •
  Protects clients' insights: While Watson builds on cumulative experience and knowledge, IBM recognizes that data and insights are clients' most important assets and a true competitive advantage. Watson is built to safeguard this type of information.

  •
  Reimagines your workflows: Watson has been built for—and trained in—areas requiring deep expertise. Watson brings AI to professionals so that work can be done more efficiently, and even more importantly, can improve as the systems learn from the data.

Solutions

        Creating smarter businesses requires reimagining a company's core processes—for example, in healthcare, managing risk or optimizing a supply chain. In addition to building solutions based on IBM's experience, IBM is also creating a series of AI solutions—cognitive solutions—that embed artificial intelligence and data to change how work is done. Examples include:

  •
  Global Industry Platforms: provides cognitive, analytics, security and cloud technology in comprehensive industry-specific platforms to remove much of the cost and complexity of delivering core business functions. For example: Banking, wealth management, and insurance are some of the areas poised for dramatic change by using cognitive and AI solutions from IBM Watson Financial Services. Watson Health provides technology and expertise to empower leaders, advocates and influencers in health to accelerate discovery, make essential connections and gain confidence on their path to solving the world's biggest health challenges.

  •
  Blockchain Solutions: IBM is working with clients and developers across multiple industries to use blockchain to transform how business is done in areas such as banking and financial services and supply chain. For example, blockchain technology can be used to digitize global trade processes, providing a more efficient and secure method of moving goods across borders and trading zones.

  •
  Watson IoT: includes both a cloud-based platform and industry solutions infused with AI, helping organizations mine intelligence from billions of connected devices.

Enterprise Services

        Through Global Business Services and Global Technology Services, IBM has helped the world's most successful enterprises transition from era to era. Using proven methods, IBM Services bring globally delivered outcomes using proven methods by focusing on:

  •
  Digital Reinvention for growth: a unique framework for business transformation focused on growth opportunities.

  •
  End-to-end Services integration: Global Technology Services brings the ability to connect previously disconnected parts of an organization. By embedding Watson into these mission critical services, new levels of quality, resiliency and automation are achieved.

  •
  Pragmatic journey to Cloud and AI: Global Business Services brings its deep experience when guiding clients through the journey to cloud and AI. Clients gain from the thorough understanding of technology and the best ways to utilize it.

        As clients reinvent their businesses to be smarter, they need all of this to work together. This is what they expect from IBM, what they need from IBM and what sets IBM apart.

*                *                *                 *

        Responsible stewardship is an enduring principle that underscores all IBM endeavors. While IBM is constantly ushering in new technology it does so by:

  •
  Leading in data responsibility, ethics and transparency;

  •
  Preparing workforces of the world;

  •
  Continuing the company's century-long commitment to diversity and inclusion, and

  •
  Remaining grounded in a set of enduring IBM Values:

  •
  Dedication to every client's success

  •
  Innovation that matters—for our company and for the world

  •
  Trust and personal responsibility in all relationships

        IBM has built a reputation and track record of trust with its clients for more than a century. IBM safeguards a client's privacy, data and insights. For example, IBM was one of the first companies to appoint a Chief Privacy Officer, to develop and publish a genetics privacy policy, to be certified under the APEC Cross Borders Privacy Rules system and to sign the EU Data Protection Code of Conduct for Cloud Service Providers.

*                *                *                 *

        This is an era where being faster, more productive and lower cost is important but frankly not enough. To win, a business must be smarter: Being smarter means having deeper expertise, extracting better insights from data and being capable of rapidly changing the way in which one does work.

        This is core to the strategy of IBM's clients and is at the heart of the IBM strategy.

Business Model

        The company's business model is built to support two principal goals: helping enterprise clients to move from one era to the next by bringing together innovative technology and industry expertise, and providing long-term value to shareholders. The business model has been developed over time through strategic investments in capabilities and technologies that have long-term growth and profitability prospects based on the value they deliver to clients.

        The company's global capabilities include services, software, systems, fundamental research and related financing. The broad mix of businesses and capabilities are combined to provide integrated solutions and platforms to the company's clients.

        The business model is dynamic, adapting to the continuously changing industry and economic environment, including the company's transformation into cloud and as-a-Service delivery models. The company continues to strengthen its position through strategic organic investments and acquisitions in higher-value areas, broadening its industry expertise and integrating AI into more of what the company offers. In addition, the company is transforming into a more agile enterprise to drive innovation and speed, as well as helping to drive productivity, which supports investments for participation in markets with significant long-term opportunity.

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

        Cognitive Solutions comprises a broad portfolio of capabilities that help IBM's clients to identify actionable new insights and inform decision-making for competitive advantage. Leveraging IBM's research, technology and industry expertise, this business delivers a full spectrum of capabilities, from descriptive, predictive and prescriptive analytics to cognitive systems. Cognitive Solutions includes Watson, the first commercially available AI platform that has the ability to interact in natural language, process vast amounts of big data, and learn from interactions with people and systems. These solutions are provided through the most contemporary delivery methods including through cloud environments and "as-a-Service" models. Cognitive Solutions consists of Solutions Software and Transaction Processing Software.

Cognitive Solutions Capabilities

        Solutions Software: provides the basis for many of the company's strategic areas. IBM has established the world's deepest portfolio of data and analytics solutions, including analytics and data management platforms, cloud data services, talent management solutions, and solutions tailored by industry. Watson Platform, Watson Health and Watson Internet of Things (IoT) are certain capabilities included in Solutions Software. IBM's world-class security platform delivers integrated security intelligence across clients' entire operations, including their cloud, applications, networks and data, helping them to prevent, detect and remediate potential threats.

        Transaction Processing Software: includes software that primarily runs mission-critical systems in industries such as banking, airlines and retail. Most of this software is on-premise and annuity in nature.

        Global Business Services (GBS) provides clients with consulting, application management services and business process services. These professional services deliver value and innovation to clients through solutions which leverage industry, technology and business strategy and process expertise. GBS is the digital reinvention partner for IBM clients, combining industry knowledge, functional expertise, and applications with the power of business design and cognitive and cloud technologies. The full portfolio of GBS services is backed by its globally integrated delivery network and integration with technologies, solutions and services from IBM units including IBM Watson, IBM Cloud, IBM Research, and Global Technology Services.

        In 2017, GBS deployed a new operating model designed to address specific client digital transformation imperatives and take full advantage of IBM and GBS's competitive differentiators in industry, cognitive and cloud. The operating model features Digital Strategy and iX, Cognitive Process Transformation and Cloud Application Innovation. To bring value at scale to clients around the world, GBS has implemented global service lines within each of the three focus areas, which are populated with new practices staffed by practitioners with deep domain skills and industry expertise.

GBS Capabilities

        Consulting: provides business consulting services focused on bringing to market solutions that help clients shape their digital blueprints and customer experiences, define their cognitive operating models, unlock the potential in all data to improve decision-making, set their next-generation talent strategies and create new technology architectures in a cloud-centric world.

        Application Management: delivers system integration, application management, maintenance and support services for packaged software, as well as custom and legacy applications. Value is delivered through advanced capabilities in areas such as security and privacy, application testing and modernization, cloud application migration and automation.

        Global Process Services: delivers finance, procurement, talent and engagement, and industry-specific business process outsourcing services. These services deliver improved business results to clients through our consult-to-operate model which includes the strategic change and/or operation of the client's processes, applications and infrastructure. GBS is redefining process services for both growth and efficiency through the application of the power of cognitive technologies like Watson, as well as the IoT, blockchain and deep analytics.

        Technology Services & Cloud Platforms provides comprehensive IT infrastructure services creating business value for clients. By leveraging insights and experience drawn from IBM's global scale, skills and technology, with applied innovation from IBM Research, clients gain access to leading-edge, high-quality services with improved outcomes in productivity, flexibility and cost.

Technology Services & Cloud Platforms Capabilities

        Infrastructure Services: delivers a portfolio of cloud, project-based, outsourcing and other managed services focused on clients' enterprise IT infrastructure environments to enable digital transformation and deliver improved quality, flexibility, risk management and financial value. The portfolio includes a comprehensive set of hybrid cloud services and solutions to assist clients in building and running enterprise IT environments that utilize public and private clouds and traditional IT. The IBM Cloud Platform offers leading-edge services to developers and IBM's Cloud Infrastructure-as-a-Service covers a wide variety of workloads with high-quality performance. These offerings integrate long-standing expertise in service management and technology with the ability to utilize the power of new technologies, drawn from across IBM's businesses and ecosystem partners. The portfolio is built around a key set of predictive and proactive solutions addressing systems, mobility, resiliency, networking, cloud and security. The company's capabilities, including IBM Cloud, cognitive computing and hybrid cloud implementation, provide high-performance, end-to-end innovation and an improved ability to achieve business objectives.

        Technical Support Services: delivers comprehensive support services to maintain and improve the availability of clients' IT infrastructures. These offerings include maintenance for IBM products and other technology platforms, as well as software and solution support, drawing on innovative technologies and leveraging the Watson platform's predictive capabilities.

        Integration Software: delivers industry-leading hybrid cloud solutions that empower clients to achieve rapid innovation, hybrid integration, and process transformation with choice and consistency across public, dedicated and local cloud environments, leveraging the IBM Platform-as-a-Service solution. Integration Software offerings and capabilities help clients address the digital imperatives to create, connect and optimize their applications, data and infrastructure on their journey to become cognitive businesses.

        Systems provides clients with innovative infrastructure platforms to help meet the new requirements of hybrid cloud and cognitive workloads. Approximately half of Systems Hardware's server and storage sales transactions are through the company's business partners, with the balance direct to end-user clients. IBM Systems also designs advanced semiconductor and systems technology in collaboration with IBM Research, primarily for use in the company's systems.

Systems Capabilities

        Servers: a range of high-performance systems designed to address computing capacity, security and performance needs of businesses, hyperscale cloud service providers and scientific computing organizations. The portfolio includes IBM Z, a trusted enterprise platform for integrating data, transactions and insight, and Power Systems, a system designed from the ground up for big data and analytics, optimized for scale-out cloud and Linux, and delivering open innovation with OpenPOWER.

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

        Operating Systems Software: The company's z/OS is a security-rich, scalable, high-performance enterprise operating system for IBM Z. Power Systems offers a choice of AIX or Linux operating systems. These operating systems leverage POWER architecture to deliver secure, reliable and high performing enterprise-class workloads across a breadth of server offerings.

        Global Financing encompasses two primary businesses: financing, primarily conducted through IBM Credit LLC (IBM Credit), and remanufacturing and remarketing. In 2017, the company reorganized its client and commercial financing business as a wholly owned subsidiary, IBM Credit LLC, and it began accessing the capital markets directly in September 2017. IBM Credit, through its financing solutions, facilitates IBM clients' acquisition of information technology systems, software and services in the areas where the company has the expertise. The financing arrangements are predominantly for products or services that are critical to the end users' business operations. The company conducts a comprehensive credit evaluation of its clients prior to extending financing. As a captive financier, Global Financing has the benefit of both deep knowledge of its client base and a clear insight into the products and services financed. These factors allow the business to effectively manage two of the major risks associated with financing, credit and residual value, while generating strong returns on equity. Global Financing also maintains a long-term partnership with the company's clients through various stages of the IT asset life cycle—from initial purchase and technology upgrades to asset disposition decisions.

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

        Commercial Financing: short-term working capital financing to suppliers, distributors and resellers of IBM and OEM products and services. This includes internal activity where Global Financing factors a selected portion of the company's accounts receivable primarily for cash management purposes, at arm's-length rates.

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

  •
  Global Markets

  •
  Research, Development and Intellectual Property

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

        By complementing local expertise with global experience and digital capabilities, IBM builds deep and broad-based client relationships. This local management focus fosters speed in supporting clients, addressing new markets and making investments in emerging opportunities. The Global Markets organization serves clients with expertise in their industry as well as through the products and services that IBM and partners supply. IBM is also expanding its reach to new and existing clients through digital marketplaces, digital sales and local Business Partner resources.

Research, Development and Intellectual Property

        IBM's research and development (R&D) operations differentiate the company from its competitors. IBM annually invests 7 to 8 percent of total revenue for R&D, focusing on high-growth, high-value opportunities. IBM Research works with clients and the company's business units through global labs on near-term and mid-term innovations. It delivers many new technologies to IBM's portfolio every year and helps clients address their most difficult challenges. IBM Research scientists are conducting pioneering work in artificial intelligence, quantum computing, blockchain, security, cloud, nanotechnology, silicon and post-silicon computing architectures and more—applying these technologies across industries including healthcare, IoT, education and financial services.

        In 2017, for the 25th consecutive year, IBM was awarded more U.S. patents than any other company. IBM's 9,043 patents awarded in 2017 represent a diverse range of inventions in artificial intelligence, cloud, cybersecurity and other strategic growth areas for the company.

        The company continues to actively seek IP protection for its innovations, while increasing emphasis on other initiatives designed to leverage its IP leadership. Some of IBM's technological breakthroughs are used exclusively in IBM products, while others are licensed and may be used in IBM products and/or the products of the licensee. As part of its business model, the company licenses certain of its intellectual property, which is high-value technology, but may be in more mature markets. The licensee drives the future development of the IP and ultimately expands the customer base. This would generate IP income for the company both upon licensing, and with any ongoing royalty arrangements between it and the licensee. While the company's various proprietary IP rights are important to its success, IBM believes its business as a whole is not materially dependent on any particular patent or license, or any particular group of patents or licenses. IBM owns or is licensed under a number of patents, which vary in duration, relating to its products.

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

        A summary of the competitive environment for each business segment is included below:

Cognitive Solutions:

        The Cognitive Solutions segment leads the burgeoning market for artificial intelligence infused software solutions. Increasingly, technology companies are looking to implement software solutions that will take advantage of the massive amounts of data businesses hold in order to improve business outcomes for their clients. The Watson platform is integrated throughout the Cognitive Solutions segment. Watson is the first commercially available cognitive computing capability, representing a new era in computing. Delivered through the cloud, the platform analyzes data, understands complex questions posed in natural language, and proposes evidence-based answers. Watson continuously learns in three ways: by being taught by its users, by learning from prior interactions, and by being presented with new information.

        The segment's key competitive factors include a wide range of powerful Watson AI services—machine learning to deep learning. IBM is unique in that it allows clients to retain ownership of their data and AI insights, trains with small specialized data sets, and is focused on embedding AI into business workflows. The insights produced by IBM's cognitive systems are trained and designed for specific industries including Health, Financial Services, Education, Retail and others.

        Specifically, Cognitive Solutions includes solutions software, delivered both on-premise and "as-a-Service", and transaction processing software. The solutions software portfolio, which spans data management, analytics, security, and social capabilities, provides comprehensive business and industry-specific offerings to IT decision makers. IT buyers include chief information officers as well as line of business buyers, such as chief marketing and procurement officers, chief information security officers and chief financial officers. The transaction processing software portfolio, mostly delivered on-premise, runs mission-critical systems in industries such as banking, airlines and retail.

        The depth and breadth of the software offerings, coupled with the company's global markets and technical support infrastructure, differentiate its capabilities from its competitors. The company's research and development capabilities and intellectual property patent portfolio also contribute to its differentiation. The company's principal competitors in this segment include Alphabet Inc. (Google), Amazon.com, Inc. (Amazon), Cisco Systems, Inc. (Cisco), Microsoft Corporation (Microsoft), Oracle Corporation (Oracle), Salesforce.com and SAP. The company also competes with smaller, niche competitors in specific geographic or product markets worldwide.

Global Business Services and Technology Services & Cloud Platforms:

        The company's services segments, Global Business Services and Technology Services & Cloud Platforms, operate in a highly competitive and continually evolving global market. Competitive factors in these business segments include: technical skills and capabilities, innovative service and product offerings, industry knowledge and experience, value and speed, price, client relationships, quality of sales and delivery, reliability, security and the availability of resources. The company's competitive advantages in these businesses comes from its ability to deliver integrated solutions that address clients' needs, leveraging cloud, automation and AI, its global reach and scale, a global delivery model, best-of-breed process and industry skills, extensive expertise in technology and innovation, services assets, and a strong set of relationships with clients and strategic business partners worldwide. The IBM Cloud is built for the enterprise-designed for all data, AI-ready and secure to the core.

Global Business Services:

        GBS competes in consulting, systems integration, application management and business process outsourcing services. The company competes with broad based competitors including: Accenture, Capgemini, DXC Technology (DXC), Fujitsu, Google and Microsoft; India-based service providers; the consulting practices of public accounting firms; and many companies that primarily focus on local markets or niche service areas.

Technology Services & Cloud Platforms:

        Technology Services & Cloud Platforms competes in strategic outsourcing, cloud services, and a wide range of technical and IT support services. The company competes with broad based competitors including: Amazon, DXC, Fujitsu, Google, Microsoft and Oracle; India-based service providers; and many companies that primarily focus on local markets or niche service areas.

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

Systems:

        The enterprise server and storage market is characterized by competition in technology and service innovation focused on value, function, reliability, price and cost performance. The company's principal competitors include Dell Technologies, Hewlett-Packard Enterprise (HPE), Intel, Pure Storage, Oracle, and lower cost original device manufacturer systems that are often re-branded. Also, alternative as-a-service providers are leveraging innovation in technology and service delivery both to compete with traditional providers and to offer new routes to market for server and storage systems. These alternative providers include Amazon, Google, Microsoft, and IBM's own cloud-based services.

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

Global Financing:

        Global Financing provides client financing, commercial financing and participates in the remarketing of used equipment. Global Financing's access to capital and its ability to manage increased exposures generates a competitive advantage for the company. The key competitive factors include interest rates charged, IT product experience, client service, contract flexibility, ease of doing business, global capabilities and residual values. In client and commercial financing, Global Financing competes with three types of companies in providing financial services to IT customers: other captive financing entities of IT companies such as Cisco and HPE, non-captive financing entities and banks or financial institutions. In remarketing, the company competes with local and regional brokers plus original manufacturers in the fragmented worldwide used IT equipment market.

Forward-looking and Cautionary Statements

        Certain statements contained in this Form 10-K may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 ("Reform Act"). Forward-looking statements are based on the company's current assumptions regarding future business and financial performance. These statements by their nature address matters that are uncertain to different degrees. The company may also make forward-looking statements in other reports filed with the Securities and Exchange Commission, in materials delivered to stockholders and in press releases. In addition, the company's representatives may from time to time make oral forward-looking statements. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Words such as "anticipates," "believes," "expects," "estimates," "intends," "plans," "projects," and similar expressions, may identify such forward-looking statements. Any forward-looking statement in this Form 10-K speaks only as of the date on which it is made. The company assumes no obligation to update or revise any forward-looking statements. In accordance with the Reform Act, set forth under Item 1A. "Risk Factors" on pages 11 to 17 are cautionary statements that accompany those forward-looking statements. Readers should carefully review such cautionary statements as they identify certain important factors that could cause actual results to differ materially from those in the forward-looking statements and from historical trends. Those cautionary statements are not exclusive and are in addition to other factors discussed elsewhere in this Form 10-K, in the company's filings with the Securities and Exchange Commission or in materials incorporated therein by reference.

        The following information is included in IBM's 2017 Annual Report to Stockholders and is incorporated herein by reference:

        Segment information and revenue by classes of similar products or services—pages 142 to 146.

        Financial information by geographic areas—page 146.

        Amount spent during each of the last three years on R&D activities—page 124.

        Financial information regarding environmental activities—page 115.

        The number of persons employed by the registrant—page 75.

        The management discussion overview—pages 27 to 30.

        Available information—page 151.

Also refer to Item 1A. entitled "Risk Factors" in Part I of this Form.

Executive Officers of the Registrant (at February 27, 2018):

	Age	Officer since
Virginia M. Rometty, Chairman of the Board, President and Chief Executive Officer*	60	2005
Michelle H. Browdy, Senior Vice President, Legal and Regulatory Affairs, and General Counsel	53	2015
Erich Clementi, Senior Vice President, IBM Global Integrated Accounts	59	2010
Robert F. Del Bene, Vice President and Controller	58	2017
Diane J. Gherson, Senior Vice President and Chief Human Resources Officer	60	2013
James J. Kavanaugh, Senior Vice President and Chief Financial Officer	51	2008
John E. Kelly III, Senior Vice President, IBM Cognitive Solutions and IBM Research	64	2000
Kenneth M. Keverian, Senior Vice President, Corporate Strategy	61	2014
Martin J. Schroeter, Senior Vice President, IBM Global Markets	53	2014

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

        Damage to IBM's Reputation Could Impact the Company's Business: IBM has one of the strongest brand names in the world, and its brand and overall reputation could be negatively impacted by many factors, including if the company does not continue to be recognized for its industry-leading technology and solutions and as a cognitive leader. IBM's reputation is potentially susceptible to damage by events such as significant disputes with clients, product defects, internal control deficiencies, delivery failures, cybersecurity incidents, government investigations or legal proceedings or actions of current or former clients, directors, employees, competitors, vendors, alliance partners or joint venture partners. If the company's brand image is tarnished by negative perceptions, its ability to attract and retain customers could be impacted.

        Risks from Investing in Growth Opportunities could impact the Company's Business: The company continues to invest significantly in its strategic imperatives to drive revenue growth and market share gains. Client adoption rates and viable economic models are less certain in the high-value, highly competitive, and rapidly-growing segments, and new delivery models may unfavorably impact demand and profitability for our other products or services. In addition, as the company expands to capture emerging growth opportunities, it needs to rapidly secure the appropriate mix of trained, skilled and experienced employees, and develop ecosystems and collaborative partnerships. In emerging growth countries, the developing nature presents potential political, social, legal and economic risks from evolving governmental policy, inadequate infrastructure, creditworthiness of customers and business partners, labor disruption and corruption, which could impact the company's ability to meet its growth objectives and to deliver to its clients around the world.

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

        Cybersecurity and Privacy Considerations could impact the Company's Business: In the current environment there are numerous and evolving risks to cybersecurity and privacy, including criminal hackers, hacktivists, state-sponsored intrusions, industrial espionage, employee malfeasance, and human or technological error. Computer hackers and others routinely attempt to breach the security of technology products, services and systems, and to fraudulently induce employees, customers, and other third parties to disclose information or unwittingly provide access to systems or data. The risk of such attacks to the company includes attempted breaches not only of our own products, services and systems, but also those of customers, contractors, business partners, vendors and other third parties. The company's products, services and systems may be used in critical company, customer or third-party operations, or involve the storage, processing and transmission of sensitive data, including valuable intellectual property, other proprietary or confidential data, regulated data, and personal information of employees, customers and others. Successful breaches, employee malfeasance, or human or technological error could result in, for example, unauthorized access to, disclosure, modification, misuse, loss, or destruction of company, customer, or other third party data or systems; theft of sensitive, regulated, or confidential data including personal information and intellectual property; the loss of access to critical data or systems through ransomware, destructive attacks or other means; and business delays, service or system disruptions or denials of service. In the event of such actions, the company, its customers and other third parties could be exposed to potential liability, litigation, and regulatory or other government action, as well as the loss of existing or potential customers, damage to brand and reputation, and other financial loss. In addition, the cost and operational consequences of responding to breaches and implementing remediation measures could be significant. The company also experiences and responds to cybersecurity threats. To date, there has not been a cybersecurity attack that has had a material adverse effect on the company, though there is no assurance that there will not be a material adverse effect in the future. As the company's business and the cybersecurity landscape evolve, the company may also find it necessary to make significant further investments to protect data and infrastructure. In the company's industry, security vulnerabilities are increasingly discovered and publicized across a broad range of hardware and software products, elevating the risk of attacks and the potential cost of response and remediation for the company and its customers. In addition, the fast-paced, evolving, pervasive, and sophisticated nature of certain cyber threats and vulnerabilities, as well as the scale and complexity of the business and infrastructure, make it possible that certain threats or vulnerabilities will be undetected or unmitigated in time to prevent an attack on the company and its customers. Cybersecurity risk to the company and its customers will also depend on factors such as actions, practices and investments of customers, contractors, business partners, vendors and other third parties. Cyber attacks or other catastrophic events resulting in disruptions to or failures in power, information technology, communication systems or other critical infrastructure could result in interruptions or delays to company, customer, or other third party operations or services, financial loss, injury to persons or property, potential liability, and damage to brand and reputation. Although the company takes significant steps to mitigate cybersecurity risk across a range of functions, such measures can never eliminate the risk entirely or provide absolute security.

        As a global enterprise, the regulatory environment with regard to cybersecurity, privacy and data protection issues is increasingly complex and may have impacts on the company's business, including increased risk, costs, and expanded compliance obligations. As the company's business focus on data grows, the potential impact of these vulnerabilities and regulations on the company's business, risks, and reputation may grow accordingly. The General Data Protection Regulation that will come into force in the European Union in May 2018 will continue to cause the company to incur additional compliance costs.

        The Company's Financial Results for Particular Periods are Difficult to Predict: IBM's revenues are affected by such factors as the introduction of new products and services, our ability to compete effectively in increasingly competitive marketplaces, the length of the sales cycles and the seasonality of technology purchases. Moreover, the company's strategic imperatives involve new products, new customers, new and evolving competitors, and new markets, all of which contribute to the difficulty of predicting the company's financial results. The company's financial results may also be impacted by the structure of products and services contracts and the nature of its customers' businesses; for example, certain of the company's services contracts with commercial customers in regulated industries are subject to periodic review by regulators with respect to controls and processes. As a result of the above-mentioned factors, the company's financial results are difficult to predict. Historically, the company has had lower revenue in the first quarter than in the immediately preceding fourth quarter. In addition, the high volume of products typically ordered at the end of each quarter, especially at the end of the fourth quarter, make financial results for a given period difficult to predict.

        Due to the Company's Global Presence, its Business and Operations could be impacted by Local Legal, Economic, Political and Health Conditions: The company is a globally integrated entity, operating in over 175 countries worldwide and deriving more than sixty percent of its revenues from sales outside the United States. Changes in the laws or policies of the countries in which the company operates, or inadequate enforcement of laws or policies, could affect the company's business and the company's overall results of operations. The company's results of operations also could be affected by economic and political changes in those countries and by macroeconomic changes, including recessions, inflation, currency fluctuations between the U.S. dollar and non-U.S. currencies and adverse changes in trade relationships amongst those countries. Further, as the company expands its customer base and the scope of its offerings, both within the U.S. and globally, it may be impacted by additional regulatory or other risks, including compliance with U.S. and foreign data privacy requirements, labor relations laws, laws relating to anti-corruption, anti-competition regulations, import and trade restrictions and export requirements. In addition, any widespread outbreak of an illness, pandemic or other local or global health issue or uncertain political climates, international hostilities, natural disasters, or any terrorist activities, could adversely affect customer demand and the company's operations and its ability to source and deliver products and services to its customers.

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

        The Company's Results of Operations and Financial Condition could be negatively impacted by its U.S. and non-U.S. Pension Plans: Adverse financial market conditions and volatility in the credit markets may have an unfavorable impact on the value of the company's pension trust assets and its future estimated pension liabilities. As a result, the company's financial results in any period could be negatively impacted. In addition, in a period of an extended financial market downturn, the company could be required to provide incremental pension plan funding with resulting liquidity risk which could negatively impact the company's financial flexibility. Further, the company's results could be negatively impacted by premiums for mandatory pension insolvency insurance coverage outside the United States. Premium increases could be significant due to the level of insolvencies of unrelated companies in the country at issue. IBM's 2017 Annual Report to Stockholders includes information about potential impacts from pension funding and the use of certain assumptions regarding pension matters.

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

        The Company's Use of Accounting Estimates involves Judgment and could impact the Company's Financial Results: The application of generally accepted accounting principles requires the company to make estimates and assumptions about certain items and future events that directly affect its reported financial condition. The company's most critical accounting estimates are described in the Management Discussion in IBM's 2017 Annual Report to Stockholders, under "Critical Accounting Estimates." In addition, as discussed in note M, "Contingencies and Commitments," in IBM's 2017 Annual Report to Stockholders, the company makes certain estimates including decisions related to legal proceedings and reserves. These estimates and assumptions involve the use of judgment. As a result, actual financial results may differ.

        The Company Depends on Skilled Employees and could be impacted by the loss of Critical Skills: Much of the future success of the company depends on the continued service, availability and integrity of skilled employees, including technical, marketing and staff resources. Skilled and experienced personnel in the areas where the company competes are in high demand, and competition for their talents is intense. Changing demographics and labor work force trends may result in a loss of or insufficient knowledge and skills. In addition, as global opportunities and industry demand shifts, realignment, training and scaling of skilled resources may not be sufficiently rapid or successful. Further, many of IBM's key employees receive a total compensation package that includes equity awards. Any new regulations, volatility in the stock market and other factors could diminish the company's use, and the value, of the company's equity awards, putting the company at a competitive disadvantage or forcing the company to use more cash compensation.

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

        Product Quality Issues could impact the Company's Business and Operating Results: The company has rigorous quality control standards and processes intended to prevent, detect and correct errors, malfunctions and other defects in its products and services. If errors, malfunctions, defects or disruptions in service are experienced by customers or in the company's operations there could be negative consequences that could impact customers' business operations and harm the company's business's operating results.

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

        The Company's Financial Performance could be impacted by Changes in Market Liquidity Conditions and by Customer Credit Risk on Receivables: The company's financial performance is exposed to a wide variety of industry sector dynamics worldwide. The company's earnings and cash flows, as well as its access to funding, could be negatively impacted by changes in market liquidity conditions. IBM's 2017 Annual Report to Stockholders includes information about the company's liquidity position. The company's client base includes many worldwide enterprises, from small and medium businesses to the world's largest organizations and governments, with a significant portion of the company's revenue coming from global clients across many sectors. Most of the company's sales are on an open credit basis, and the company performs ongoing credit evaluations of its clients' financial conditions. If the company becomes aware of information related to the creditworthiness of a major customer, or, if future actual default rates on receivables in general differ from those currently anticipated, the company may have to adjust its allowance for credit losses, which could affect the company's consolidated net income in the period the adjustments are made.

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

        The Company is Subject to Legal Proceedings Risks: As a company with a substantial employee population and with clients in more than 175 countries, IBM is involved, either as plaintiff or defendant, in a variety of ongoing claims, demands, suits, investigations, tax matters and proceedings that arise from time to time in the ordinary course of its business. The risks associated with such legal proceedings are described in more detail in note M, "Contingencies and Commitments," in IBM's 2017 Annual Report to Stockholders. The company believes it has adopted appropriate risk management and compliance programs. Legal and compliance risks, however, will continue to exist and additional legal proceedings and other contingencies, the outcome of which cannot be predicted with certainty, may arise from time to time.

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

Item 1B. Unresolved Staff Comments:

        Not applicable.

Item 2. Properties:

        The company's corporate headquarters are located at an owned site in Armonk, New York. As of December 31, 2017, in aggregate, the company owns or leases facilities for current use consisting of approximately 78 million square feet worldwide.

        At December 31, 2017, IBM's manufacturing and development facilities in the United States had aggregate floor space of 9 million square feet, of which 7 million was owned and 2 million was leased. Similar facilities in 15 other countries totaled 6 million square feet, of which 3 million was owned and 3 million was leased. The company's facilities are utilized for current operations of all its segments.

        Although improved production techniques, productivity gains, divestitures and infrastructure reduction actions have resulted in reduced manufacturing floor space, continuous maintenance and upgrading of facilities is essential to maintain technological leadership, improve productivity and meet customer demand.

Item 3. Legal Proceedings:

        Refer to note M, "Contingencies and Commitments," on pages 119 to 121 of IBM's 2017 Annual Report to Stockholders, which is incorporated herein by reference.

Item 4. Mine Safety Disclosures:

        Not applicable.

 PART II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities:

        Refer to pages 148 and 151 of IBM's 2017 Annual Report to Stockholders, which are incorporated herein by reference solely as they relate to this item.

        IBM common stock is listed on the New York Stock Exchange and the Chicago Stock Exchange. There were 408,697 common stockholders of record at February 9, 2018.

        The following table provides information relating to the company's repurchase of common stock for the fourth quarter of 2017.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
October 1, 2017— October 31, 2017	1,267,625	$150.98	1,267,625	$4,262,056,220
November 1, 2017— November 30, 2017	1,422,789	$151.26	1,422,789	$4,046,839,737
December 1, 2017— December 31, 2017	1,695,005	$154.11	1,695,005	$3,785,623,565

Total	4,385,419	$152.28	4,385,419

(1)
On October 25, 2016, the Board of Directors authorized $3.0 billion in funds for use in the company's common stock repurchase program. On October 31, 2017, the Board of Directors authorized an additional $3.0 billion in funds for use in such program. In each case, the company stated that it would repurchase shares on the open market or in private transactions depending on market conditions. The common stock repurchase program does not have an expiration date. This table does not include shares tendered to satisfy the exercise price in connection with cashless exercises of employee stock options or shares tendered to satisfy tax withholding obligations in connection with employee equity awards.

Item 6. Selected Financial Data:

        Refer to pages 147 and 148 of IBM's 2017 Annual Report to Stockholders, which are incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations:

        Refer to pages 26 through 75 of IBM's 2017 Annual Report to Stockholders, which are incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk:

        Refer to the section titled "Market Risk" on page 74 of IBM's 2017 Annual Report to Stockholders, which is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data:

        Refer to pages 78 through 146 of IBM's 2017 Annual Report to Stockholders, which are incorporated herein by reference. Also refer to the Financial Statement Schedule on page S-1 of this Form 10-K.

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

        Refer to "Report of Management" and "Report of Independent Registered Public Accounting Firm" on pages 76 and 77 of IBM's 2017 Annual Report to Stockholders, which are incorporated herein by reference. There has been no change in the company's internal control over financial reporting that occurred during the fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

Item 9B. Other Information:

        Not applicable.

 PART III

Item 10. Directors, Executive Officers and Corporate Governance:

        Refer to the information under the captions "Election of Directors for a Term of One Year," "General Information—Committees of the Board," "General Information—Audit Committee" and "2017 Director Compensation Narrative—Section 16(a) Beneficial Ownership Reporting Compliance" in IBM's definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held April 24, 2018, all of which information is incorporated herein by reference. Also refer to Item 1 of this Form 10-K under the caption "Executive Officers of the Registrant (at February 27, 2018)" on page 11 for additional information on the company's executive officers.

Item 11. Executive Compensation:

        Refer to the information under the captions "2017 Director Compensation Narrative," "2017 Director Compensation Narrative—2017 Director Compensation Table," "2017 Compensation Discussion and Analysis," "2017 Summary Compensation Table Narrative," "2017 Summary Compensation Table," "2017 Grants of Plan-Based Awards Table," "2017 Outstanding Equity Awards at Fiscal Year-End Narrative," "2017 Outstanding Equity Awards at Fiscal Year-End Table," "2017 Option Exercises and Stock Vested Table," "2017 Retention Plan Narrative," "2017 Retention Plan Table," "2017 Pension Benefits Narrative," "2017 Pension Benefits Table," "2017 Nonqualified Deferred Compensation Narrative," "2017 Nonqualified Deferred Compensation Table," "2017 Potential Payments Upon Termination Narrative," "2017 Potential Payments Upon Termination Table," "General Information—Compensation Committee Interlocks and Insider Participation" and "Executive Compensation—2017 Report of the Executive Compensation and Management Resources Committee of the Board of Directors" in IBM's definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held April 24, 2018, all of which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters:

        Refer to the information under the caption "Ownership of Securities—Security Ownership of Certain Beneficial Owners" and "Ownership of Securities—Common Stock and Stock-based Holdings of Directors and Executive Officers" in IBM's definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held April 24, 2018, all of which information is incorporated herein by reference.

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1) (a)		Weighted-average exercise price of outstanding options, warrants and rights(1) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a)) (c)
Equity compensation plans approved by security holders
Options	1,500,000		$139.83	—
RSUs	8,012,387		N/A	—
PSUs	3,811,335	(2)	N/A	—

Subtotal	13,323,722		$139.83	88,463,462
Equity compensation plans not approved by security holders
Options	—		$—	—
RSUs	542,876		N/A	—
PSUs	162,635	(2)	N/A	—
DCEAP shares	190,526		N/A	—

Subtotal	896,036		$—	15,664,747

Total	14,219,758		$139.83	104,128,209

N/A is not applicable

RSUs = Restricted Stock Units, including Retention Restricted Stock Units

PSUs = Performance Share Units

DCEAP Shares = Promised Fee Shares under the DCEAP (see plan description below)

(1)
In connection with 35 acquisition transactions, 284,617 additional share based awards, consisting of stock options, were outstanding at December 31, 2017 as a result of the Company's assumption of awards granted by the acquired entities. The weighted-average exercise price of these awards was $41.73. The Company has not made, and will not make, any further grants or awards of equity securities under the plans of these acquired companies.

(2)
The numbers included for PSUs in column (a) above reflect the maximum number payout. Assuming target number payout, the number of securities to be issued upon exercise of PSUs for equity compensation plans approved by security holders is 2,540,890 and for equity compensation plans not approved by security holders is 108,423. For additional information about PSUs, including payout calculations, refer to the information under "2017 Summary Compensation Table Narrative," in IBM's definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held April 24, 2018.

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

IBM Deferred Compensation and Equity Award Plan

        The IBM Deferred Compensation and Equity Award Plan (the "DCEAP") was adopted in 1993 and amended and restated effective January 1, 2014. Under the Amended and Restated DCEAP, non-management directors receive Promised Fee Shares in connection with deferred annual retainer payments. Each Promised Fee Share is equal in value to one share of the company's common stock. Upon a director's retirement or other completion of service as a director, amounts deferred into Promised Fee Shares are payable in either cash and/or shares of the company's stock either as lump sum or installments pursuant to the director's distribution election. For additional information about the DCEAP, see "2017 Director Compensation Narrative" in IBM's definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held April 24, 2018.

Item 13. Certain Relationships and Related Transactions, and Director Independence:

        Refer to the information under the captions "General Information—IBM Board of Directors" and "General Information—Certain Transactions and Relationships" in IBM's definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held April 24, 2018, which information is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services:

        Refer to the information under the captions "Report of the Audit Committee of the Board of Directors" and "Audit and Non-Audit Fees" in IBM's definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held April 24, 2018, all of which information is incorporated herein by reference.

 PART IV

Item 15. Exhibits, Financial Statement Schedules:

  (a)
  The following documents are filed as part of this report:

  1.
  Financial statements from IBM's 2017 Annual Report to Stockholders, which are incorporated herein by reference:

      Report of Independent Registered Public Accounting Firm (page 77).

      Consolidated Statement of Earnings for the years ended December 31, 2017, 2016 and 2015 (page 78).

      Consolidated Statement of Comprehensive Income for the years ended December 31, 2017, 2016 and 2015 (page 79).

      Consolidated Statement of Financial Position at December 31, 2017 and 2016 (page 80).

      Consolidated Statement of Cash Flows for the years ended December 31, 2017, 2016 and 2015 (page 81).

      Consolidated Statement of Changes in Equity at December 31, 2017, 2016 and 2015 (pages 82 and 83).

      Notes to Consolidated Financial Statements (pages 84 through 146).

    2.
    Financial statement schedule required to be filed by Item 8 of this Form:

Page	Schedule Number
XX		Report of Independent Registered Public Accounting Firm on Financial Statement Schedule.
S-1	II	Valuation and Qualifying Accounts and Reserves for the years ended December 31, 2017, 2016 and 2015.

        All other schedules are omitted as the required matter is not present, the amounts are not significant or the information is shown in the Consolidated Financial Statements or the notes thereto.

    3.
    Exhibits:

Reference Number per Item 601 of Regulation S-K	Description of Exhibits	Exhibit Number in this Form 10-K
(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession.	Not applicable
(3)	Certificate of Incorporation and By-laws.
The Certificate of Incorporation of IBM is Exhibit 3.2 to Form 8-K filed April 27, 2007, and is hereby incorporated by reference.
The By-laws of IBM, as amended through December 12, 2017, is Exhibit 3.2 to Form 8-K filed December 15, 2017, and is hereby incorporated by reference.
(4)	Instruments defining the rights of security holders.

	The instruments defining the rights of the holders of the 8.375% Debentures due 2019 are Exhibits 4(a)(b)(c) and (d), respectively, to Registration Statement No. 33-31732 on Form S-3, filed on October 24, 1989, and are hereby incorporated by reference.	P

Reference Number per Item 601 of Regulation S-K	Description of Exhibits	Exhibit Number in this Form 10-K
The instruments defining the rights of the holders of the 7.00% Debentures due 2025 and the 7.00% Debentures due 2045 are Exhibits 2 and 3, respectively, to Form 8-K, filed on October 30, 1995, and are hereby incorporated by reference.
The instrument defining the rights of the holders of the 7.125% Debentures due 2096 is Exhibit 4.2 to Form 8-K/A, filed on December 6, 1996, and is hereby incorporated by reference.
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
The instrument defining the rights of the holders of the 3.375% Notes due 2023 is Exhibit 2 to Form 8-K, filed July 31, 2013, and is hereby incorporated by reference.

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

The instruments defining the rights of the holders of the 1.800% Notes due 2019, 2.250% Notes due 2021, 3.450% Notes due 2026 and 4.700% Notes due 2046 are Exhibits 4.2, 4.3, 4.4 and 4.5 to Form 8-K filed February 18, 2016, and are hereby incorporated by reference.

The instruments defining the rights of the holders of the 0.500% Notes due 2021, 1.125% Notes due 2024 and 1.750% Notes due 2028 are Exhibits 4.1, 4.2 and 4.3 to Form 8-K filed March 4, 2016 and are hereby incorporated by reference.
The instrument defining the rights of the holders of the 0.30% Notes due 2026 is Exhibit 4 to Form 8-K filed November 1, 2016 and is hereby incorporated by reference.

Indenture dated as of October 1, 1993 between IBM and The Bank of New York Mellon, (as successor to The Chase Manhattan Bank (National Association)) as Trustee, is Exhibit 4.1 to Form 10-Q for the quarter ended September 30, 2017, and is hereby incorporated by reference.

First Supplemental Indenture to Indenture dated as of October 1, 1993 between IBM and The Bank of New York Mellon, (as successor to The Chase Manhattan Bank (National Association)) as Trustee, dated as of December 15, 1995, is Exhibit 4.2 to Form 10-Q for the quarter ended September 30, 2017, and is hereby incorporated by reference.
(9)	Voting trust agreement	Not applicable
(10)	Material contracts

Reference Number per Item 601 of Regulation S-K	Description of Exhibits	Exhibit Number in this Form 10-K
The IBM 2001 Long-Term Performance Plan, a compensatory plan, contained in Registration Statement No. 333-87708 on Form S-8, as such amended plan was filed as Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2007, is hereby incorporated by reference.*

The IBM PWCC Acquisition Long-Term Performance Plan, a compensatory plan, contained in Registration Statement No. 333-102872 on Form S-8, as such amended plan was filed as Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 2007, is hereby incorporated by reference.*

The IBM 1999 Long-Term Performance Plan, a compensatory plan, contained in Registration Statement No. 333-30424 on Form S-8, as such amended plan was filed as Exhibit 10.3 to Form 10-Q for the quarter ended September 30, 2007, is hereby incorporated by reference.*

The IBM 1997 Long-Term Performance Plan, a compensatory plan, contained in Registration Statement No. 333-31305 on Form S-8, as such amended plan was filed as Exhibit 10.4 to Form 10-Q for the quarter ended September 30, 2007, is hereby incorporated by reference.*

Forms of LTPP equity award agreements for (i) stock options, restricted stock, restricted stock units, cash-settled restricted stock units, SARS and (ii) retention restricted stock unit awards. Such equity award agreement forms and the related terms and conditions document, effective June 9, 2014, were filed under Exhibit 10.1 as Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2014, are hereby incorporated by reference.*
Form of LTPP equity award agreement for performance share units was filed as Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2015, and is hereby incorporated by reference.*
Terms and Conditions of LTPP equity award agreements was filed as Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2016, and is hereby incorporated by reference.*

Board of Directors compensatory plans, as described under the caption "General Information—2017 Director Compensation" in IBM's definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held April 24, 2018, are hereby incorporated by reference.*
The IBM Non-Employee Directors Stock Option Plan, contained in Registration Statement 33-60227 on Form S-8, is hereby incorporated by reference.*

The IBM Board of Directors Deferred Compensation and Equity Award Plan, a compensatory plan, as amended and restated effective January 1, 2014, which was filed as Exhibit 10.1 to Form 10-K for the year ended December 31, 2013, and is hereby incorporated by reference.*

Reference Number per Item 601 of Regulation S-K	Description of Exhibits	Exhibit Number in this Form 10-K
	Amendment No. 1 to the Amended and Restated Deferred Compensation and Equity Award Plan, effective January 30, 2018	10.1

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

Reference Number per Item 601 of Regulation S-K	Description of Exhibits	Exhibit Number in this Form 10-K
	Amendment No. 8 to the IBM Excess 401(k) Plus Plan, a compensatory plan, dated as of December 31, 2017*	10.2

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
	Form of Noncompetition Agreement, filed as Exhibit 10.2 to the Form 10-K for the year ended December 31, 2015, is hereby incorporated by reference.*
	Form of Noncompetition Agreement, filed as Exhibit 10.3 to Form 10-Q for the quarter ended June 30, 2016, is hereby incorporated by reference.*
	Form of Noncompetition Agreement, filed as Exhibit 10.1 to Form 10-K for the year ended December 31, 2016, is hereby incorporated by reference.*
	Form of Noncompetition Agreement*	10.3

	Letter dated December 4, 2008, signed by Erich Clementi and IBM, effective January 1, 2009, filed as Exhibit 10.2 to Form 10-K for the year ended December 31, 2016, is hereby incorporated by reference.

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
	Second Amendment, dated as of October 21, 2016, to the 5-Year Credit Agreement, among International Business Machines Corporation, JPMorgan Chase Bank, N.A., as Administrative Agent, the Subsidiary Borrowers parties thereto, the Lenders parties thereto and the Syndication Agents and Documentation Agents therein, which was filed as Exhibit 10.4 to Form 10-K for the year ended December 31, 2016, is hereby incorporated by reference.

	Agent Letter dated October 21, 2016 from JPMorgan Chase Bank, N.A., as Administrative Agent to the Five-Year Credit Agreement (as amended), confirming the extension of the Termination Date of the Five-Year Credit Agreement to November 10, 2021, with Schedule 1 reflecting Revolving Credit Commitments of $10,250,000,000, which was filed as Exhibit 10.5 to Form 10-K for the year ended December 31, 2016, is hereby incorporated by reference.

	The $2,500,000,000 364-Day Credit Agreement dated as of July 20, 2017, among International Business Machines Corporation and IBM Credit LLC, as Borrowers, The Several Lenders from Time to Time Parties to such Agreement, JPMorgan Chase Bank, N.A., as Administrative Agent, BNP Paribas, Citibank N.A., Royal Bank of Canada and Mizuho Bank, Ltd., as Syndication Agents, and the Documentation Agents named therein, which was filed as Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2017, and is hereby incorporated by reference.

	The $2,500,000,000 Three-Year Credit Agreement, dated as of July 20, 2017, among International Business Machines Corporation and IBM Credit LLC, as Borrowers, The Several Lenders from Time to Time Parties to such Agreement, JPMorgan Chase Bank, N.A., as Administrative Agent, BNP Paribas, Citibank N.A., Royal Bank of Canada and Mizuho Bank, Ltd., as Syndication Agents, and the Documentation Agents named therein, which was filed as Exhibit 10.2 to Form 10-Q for the quarter ended June 30, 2017, and is hereby incorporated by reference.

	Third Amendment, dated as of July 20, 2017, to the 5-Year Credit Agreement dated as of November 10, 2011 (as amended from time to time), among International Business Machines Corporation, JPMorgan Chase Bank, N.A., as Administrative Agent, the Subsidiary Borrowers parties thereto, the Lenders parties thereto, and the Syndication Agents and the Documentation Agents named therein, which was filed as Exhibit 10.3 to Form 10-Q for the quarter ended June 30, 2017, and is hereby incorporated by reference.
(11)	Statement re computation of per share earnings
	The statement re computation of per share earnings is note [P], "Earnings Per Share of Common Stock," on page 124 of IBM's 2017 Annual Report to Stockholders, and is hereby incorporated by reference.
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

**
The Performance Graphs, set forth on page 149 of IBM's 2017 Annual Report to Stockholders, are deemed to be furnished but not filed.

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
Date: February 27, 2018

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ VIRGINIA M. ROMETTY Virginia M. Rometty	Chairman of the Board, President and Chief Executive Officer	February 27, 2018
/s/ JAMES J. KAVANAUGH James J. Kavanaugh	Senior Vice President and Chief Financial Officer	February 27, 2018
/s/ ROBERT F. DEL BENE Robert F. Del Bene	Vice President and Controller (Chief Accounting Officer)	February 27, 2018

Kenneth I. Chenault	Director	By:	/s/ CHRISTINA M. MONTGOMERY Christina M. Montgomery
Michael L. Eskew	Director		Attorney-in-fact February 27, 2018
David N. Farr	Director
Mark Fields	Director
Alex Gorsky	Director
Shirley Ann Jackson	Director
Andrew N. Liveris	Director
W. James McNerney, Jr.	Director
Hutham S. Olayan	Director
James W. Owens	Director
Joseph R. Swedish	Director
Sidney Taurel	Director
Peter R. Voser	Director
Frederick H. Waddell	Director

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders of
International Business Machines Corporation:

        Our audits of the consolidated financial statements referred to in our report dated February 27, 2018 appearing in the 2017 Annual Report to Shareholders of International Business Machines Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PRICEWATERHOUSECOOPERS LLP
PricewaterhouseCoopers LLP
New York, New York
February 27, 2018

 SCHEDULE II

INTERNATIONAL BUSINESS MACHINES CORPORATION AND SUBSIDIARY COMPANIES
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
For the Years Ended December 31:
(Dollars in Millions)

Description	Balance at Beginning of Period	Additions/ (Deductions)*	Write-offs	Other**	Balance at End of Period
Allowance For Credit Losses
2017
—Current	$675	$65	$(157)	$11	$594

—Noncurrent	$101	$(10)	$(42)	$26	$74

2016
—Current	$909	$87	$(307)	$(13)	$675

—Noncurrent	$118	$(2)	$(7)	$(8)	$101

2015
—Current	$829	$226	$(92)	$(55)	$909

—Noncurrent	$126	$8	$(1)	$(14)	$118

Allowance For Inventory Losses
2017	$525	$164	$(139)	$23	$574

2016	$483	$178	$(150)	$14	$525

2015	$564	$165	$(230)	$(15)	$483

Revenue Based Provisions
2017	$481	$1,292	$(1,342)	$20	$451

2016	$505	$1,377	$(1,392)	$(9)	$481

2015	$616	$1,658	$(1,741)	$(28)	$505

*
Additions for Allowance for Credit Losses and Allowance for Inventory Losses are charged to expense and cost accounts, respectively, while Revenue Based Provisions are charged to revenue accounts. Deductions represent the reversal of such charges.

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