Form 10-Q
period 2018-03-31
INTERNATIONAL BUSINESS MACHINES CORP
filed 2018-04-24
CIK 51143

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10 - Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 2018

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

The registrant had 917,968,306 shares of common stock outstanding at March 31, 2018.

Part I - Financial Information

Item 1. Consolidated Financial Statements:

INTERNATIONAL BUSINESS MACHINES CORPORATION
AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF EARNINGS

(UNAUDITED)

	Three Months Ended March 31,
(Dollars in millions except per share amounts)	2018	2017
Revenue:
Services	$12,961	$12,342
Sales	5,700	5,404
Financing	410	409
Total revenue	19,072	18,155
Cost:
Services	8,835	8,401	*
Sales	1,722	1,530	*
Financing	269	279
Total cost	10,825	10,211	*
Gross profit	8,247	7,944	*
Expense and other (income):
Selling, general and administrative	5,445	5,027	*
Research, development and engineering	1,405	1,484	*
Intellectual property and custom development income	(317)	(445)
Other (income) and expense	413	319	*
Interest expense	165	135
Total expense and other (income)	7,111	6,521	*
Income from continuing operations before income taxes	1,136	1,424
Provision for/(benefit from) income taxes	(540)	(329)
Income from continuing operations	$1,675	$1,753
Income/(loss) from discontinued operations, net of tax	4	(3)
Net income	$1,679	$1,750

Earnings/(loss) per share of common stock:
Assuming dilution:
Continuing operations	$1.81	$1.85
Discontinued operations	0.00	0.00
Total	$1.81	$1.85
Basic:
Continuing operations	$1.82	$1.86
Discontinued operations	0.00	0.00
Total	$1.82	$1.86

Weighted-average number of common shares outstanding: (millions)
Assuming dilution	925.4	947.8
Basic	920.7	942.4

Cash dividend per common share	$1.50	$1.40

* Recast to reflect adoption of the FASB guidance on presentation of net periodic pension and nonpension postretirement benefit costs.

(Amounts may not add due to rounding.)

(The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION
AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

 (UNAUDITED)

	Three Months Ended March 31,
(Dollars in millions)	2018	2017
Net income	$1,679	$1,750
Other comprehensive income/(loss), before tax:
Foreign currency translation adjustments	(167)	161
Net changes related to available-for-sale securities:
Unrealized gains/(losses) arising during the period	(2)	(1)
Reclassification of (gains)/losses to net income	0	1
Total net changes related to available-for-sale securities	(3)	0
Unrealized gains/(losses) on cash flow hedges:
Unrealized gains/(losses) arising during the period	61	(33)
Reclassification of (gains)/losses to net income	(54)	(98)
Total unrealized gains/(losses) on cash flow hedges	7	(130)
Retirement-related benefit plans:
Prior service costs/(credits)	(1)	0
Net (losses)/gains arising during the period	2	61
Curtailments and settlements	0	(1)
Amortization of prior service (credits)/costs	(19)	(21)
Amortization of net (gains)/losses	753	710
Total retirement-related benefit plans	735	748
Other comprehensive income/(loss), before tax	573	779
Income tax (expense)/benefit related to items of other comprehensive income	(143)	(92)
Other comprehensive income/(loss), net of tax	430	688
Total comprehensive income/(loss)	$2,109	$2,438

(Amounts may not add due to rounding.)

(The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION
AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF FINANCIAL POSITION

(UNAUDITED)

ASSETS

	At March 31,	At December 31,
(Dollars in millions)	2018	2017
Assets:
Current assets:
Cash and cash equivalents	$11,949	$11,972
Restricted cash	313	262	*
Marketable securities	893	608
Notes and accounts receivable - trade (net of allowances of $307 in 2018 and $297 in 2017)	7,778	8,928
Short-term financing receivables (net of allowances of $287 in 2018 and $261 in 2017)	20,245	21,721
Other accounts receivable (net of allowances of $37 in 2018 and $36 in 2017)	1,206	981
Inventories, at lower of average cost or market:
Finished goods	544	333
Work in process and raw materials	1,209	1,250
Total inventories	1,753	1,583
Deferred costs	2,413	1,820	**
Prepaid expenses and other current assets	2,573	1,860	* **
Total current assets	49,122	49,735
Property, plant and equipment	32,775	32,331
Less: Accumulated depreciation	21,497	21,215
Property, plant and equipment — net	11,278	11,116
Long-term financing receivables (net of allowances of $54 in 2018 and $74 in 2017)	8,856	9,550
Prepaid pension assets	5,129	4,643
Deferred costs	2,593	2,136	**
Deferred taxes	5,111	4,862
Goodwill	36,732	36,788
Intangible assets — net	3,521	3,742
Investments and sundry assets	2,942	2,783	**
Total assets	$125,285	$125,356

*   Recast to reflect adoption of the FASB guidance on restricted cash.

** Recast to conform to current period presentation.

(Amounts may not add due to rounding.)

(The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION
AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF FINANCIAL POSITION — (CONTINUED)
(UNAUDITED)

LIABILITIES AND EQUITY

	At March 31,	At December 31,
(Dollars in millions)	2018	2017
Liabilities:
Current liabilities:
Taxes	$2,918	$4,219
Short-term debt	5,977	6,987
Accounts payable	5,736	6,451
Compensation and benefits	3,289	3,644
Deferred income	13,059	11,552
Other accrued expenses and liabilities	4,754	4,510
Total current liabilities	35,733	37,363
Long-term debt	40,410	39,837
Retirement and nonpension postretirement benefit obligations	16,750	16,720
Deferred income	3,852	3,746
Other liabilities	10,250	9,965
Total liabilities	106,995	107,631
Equity:
IBM stockholders’ equity:
Common stock, par value $0.20 per share, and additional paid-in capital	54,712	54,566
Shares authorized: 4,687,500,000
Shares issued: 2018 - 2,230,466,068
2017 - 2,229,428,813
Retained earnings	156,371	153,126
Treasury stock - at cost	(164,334)	(163,507)
Shares: 2018 - 1,312,497,762
2017 - 1,307,249,588
Accumulated other comprehensive income/(loss)	(28,583)	(26,592)
Total IBM stockholders’ equity	18,166	17,594
Noncontrolling interests	124	131
Total equity	18,290	17,725
Total liabilities and equity	$125,285	$125,356

(Amounts may not add due to rounding.)

(The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION
AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
(Dollars in millions)	2018	2017
Cash flows from operating activities:
Net income	$1,679	$1,750
Adjustments to reconcile net income to cash provided by operating activities
Depreciation	774	709
Amortization of intangibles	340	390
Stock-based compensation	116	129
Net (gain)/loss on asset sales and other	34	13
Changes in operating assets and liabilities, net of acquisitions/divestitures	1,658	964
Net cash provided by operating activities	4,602	3,955

Cash flows from investing activities:
Payments for property, plant and equipment	(870)	(740)
Proceeds from disposition of property, plant and equipment	103	58
Investment in software	(126)	(137)
Acquisition of businesses, net of cash acquired	(71)	(109)
Divestitures of businesses, net of cash transferred	—	(1)
Non-operating finance receivables — net	(89)	1,570
Purchases of marketable securities and other investments	(1,521)	(1,320)*
Proceeds from disposition of marketable securities and other investments	810	981
Net cash (used in)/provided by investing activities	(1,764)	303 *

Cash flows from financing activities:
Proceeds from new debt	2,170	2,887
Payments to settle debt	(3,295)	(1,531)
Short-term borrowings/(repayments) less than 90 days — net	412	(880)
Common stock repurchases	(777)	(1,293)
Common stock repurchases for tax withholdings	(53)	(50)
Financing — other	16	54
Cash dividends paid	(1,382)	(1,321)
Net cash used in financing activities	(2,909)	(2,134)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	100	100
Net change in cash, cash equivalents and restricted cash	28	2,223 *

Cash, cash equivalents and restricted cash at January 1	12,234	8,073 *
Cash, cash equivalents and restricted cash at March 31	$12,262	$10,296 *

* Recast to reflect adoption of the FASB guidance on restricted cash.

(Amounts may not add due to rounding.)

(The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION
 AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(UNAUDITED)

	Common
	Stock and			Accumulated
	Additional			Other	Total IBM	Non-
	Paid-in	Retained	Treasury	Comprehensive	Stockholders’	Controlling	Total
(Dollars in millions)	Capital	Earnings	Stock	Income/(Loss)	Equity	Interests	Equity
Equity - January 1, 2018	$54,566	$153,126	$(163,507)	$(26,592)	$17,594	$131	$17,725
Cumulative effect of change in accounting principle:
Revenue		524			524		524
Stranded tax effects/other *		2,422		(2,422)
Net income plus other comprehensive income/(loss):
Net income		1,679			1,679		1,679
Other comprehensive income/(loss)				430	430		430
Total comprehensive income/(loss)					$2,109		$2,109
Cash dividends paid — common stock		(1,382)			(1,382)		(1,382)
Common stock issued under employee plans (1,037,255 shares)	146				146		146
Purchases (325,635 shares) and sales (45,878 shares) of treasury stock under employee plans — net		1	(47)		(45)		(45)
Other treasury shares purchased, not retired (4,968,417 shares)			(780)		(780)		(780)
Changes in noncontrolling interests						(7)	(7)
Equity - March 31, 2018	$54,712	$156,371	$(164,334)	$(28,583)	$18,166	$124	$18,290

* Reflects the adoption of the FASB guidance on stranded tax effects, hedging and financial instruments. Refer to note 2, “Accounting Changes”.

(Amounts may not add due to rounding.)

(The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION
 AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY — (CONTINUED)
(UNAUDITED)

	Common
	Stock and			Accumulated
	Additional			Other	Total IBM	Non-
	Paid-in	Retained	Treasury	Comprehensive	Stockholders’	Controlling	Total
(Dollars in millions)	Capital	Earnings	Stock	Income/(Loss)	Equity	Interests	Equity
Equity - January 1, 2017	$53,935	$152,759	$(159,050)	$(29,398)	$18,246	$146	$18,392
Cumulative effect of change in accounting principle *		102			102		102
Net income plus other comprehensive income/(loss):
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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amount of assets, liabilities, revenue, costs, expenses and other comprehensive income/(loss) that are reported in the Consolidated Financial Statements and accompanying disclosures. These estimates are based on management’s best knowledge of current events, historical experience, actions that the company may undertake in the future and on various other assumptions that are believed to be reasonable under the circumstances. As a result, actual results may be different from these estimates. For a discussion of significant estimates and judgments made in recognizing revenue under the new revenue standard, see note 3, “Revenue Recognition”. Also, refer to the company’s 2017 Annual Report on pages 70 to 73, for a discussion of the company’s critical accounting estimates.

Noncontrolling interest amounts of $7.8 million and $3.6 million, net of tax, for the three months ended March 31, 2018 and 2017, respectively, are included as a reduction within other (income) and expense in the Consolidated Statement of Earnings.

Interim results are not necessarily indicative of financial results for a full year. The information included in this Form 10-Q should be read in conjunction with the company’s 2017 Annual Report.

Within the financial statements and tables presented, certain columns and rows may not add due to the use of rounded numbers for disclosure purposes. Percentages presented are calculated from the underlying whole-dollar amounts. Certain prior year amounts have been reclassified to conform to the current year presentation. This is annotated where applicable.

2. Accounting Changes:

New Standards to be Implemented

In June 2016, the Financial Accounting Standards Board (FASB) issued guidance for credit impairment based on an expected loss model rather than an incurred loss model. The guidance requires the consideration of all available relevant information when estimating expected credit losses, including past events, current conditions and forecasts and their implications for expected credit losses. The guidance is effective January 1, 2020 with a one year early adoption permitted. The company has established an implementation team and is evaluating the impact of the new guidance.

The FASB issued guidance in February 2016, with amendments in 2018, which changes the accounting for leases. The guidance requires lessees to recognize right-of-use assets and lease liabilities for most leases in the Consolidated Statement of Financial Position. The guidance makes some changes to lessor accounting, including the elimination of the use of third-party residual value guarantee insurance in the capital lease test, and overall aligns with the new revenue recognition guidance. The guidance also requires qualitative and quantitative disclosures to assess the amount, timing and uncertainty of cash flows arising from leases. There are certain practical expedients that can be elected which the company is currently evaluating for application. The guidance is effective January 1, 2019 and early adoption is permitted. The company will adopt the guidance as of the effective date.

A cross-functional implementation team has been established which is evaluating the lease portfolio, system, process and policy change requirements. The company has made progress in gathering the necessary data elements for the lease population and a system provider has been selected, with system configuration and implementation underway. The company is currently evaluating the impact of the new guidance on its consolidated financial results and expects it will have a material impact on the Consolidated Statement of Financial Position. The company is currently planning on electing the package of practical expedients to not reassess prior conclusions related to contracts containing leases, lease classification and initial direct costs and is evaluating the other practical expedients available under the guidance.

The company’s operating lease commitments were $6.6 billion at December 31, 2017. In 2017, the use of third-party residual value guarantee insurance resulted in the company recognizing $452 million of sales-type lease revenue that would otherwise have been recognized over the lease period as operating lease revenue. The company continues to assess the potential impacts of the guidance, including normal ongoing business dynamics or potential changes in contracting terms.

Notes to Consolidated Financial Statements — (continued)

Standards Implemented

In February 2018, the FASB issued guidance that allows entities to elect an option to reclassify the stranded tax effects related to the application of the Tax Cuts and Jobs Act (“U.S. tax reform”) from accumulated other comprehensive income/(loss) (“AOCI”) to retained earnings. The guidance is effective January 1, 2019 with early adoption permitted, and can be applied either in the period of adoption or retrospectively to all applicable periods. The company adopted the guidance effective January 1, 2018, and elected not to reclassify prior periods. In accordance with its accounting policy, the company releases income tax effects from AOCI once the reason the tax effects were established cease to exist (e.g., when available-for-sale debt securities are sold or if a pension plan is liquidated). This guidance allows for the reclassification of stranded tax effects as a result of the change in tax rates from U.S. tax reform to be recorded upon adoption of the guidance rather than at an actual cessation date. At adoption, $2,420 million was reclassified from AOCI to retained earnings, primarily comprised of amounts relating to retirement-related benefit plans.

In August 2017, the FASB issued guidance to simplify the application of current hedge accounting in certain areas, better portray the economic results of an entity’s risk management activities in its financial statements and make targeted improvements to presentation and disclosure requirements. The guidance is effective January 1, 2019 with early adoption permitted. The company adopted the guidance as of January 1, 2018, and it did not have a material impact in the consolidated financial results.

In March 2017, the FASB issued guidance that impacts the presentation of net periodic pension and postretirement benefit costs (“net benefit cost”). Under the guidance, the service cost component of net benefit cost continues to be presented within cost, selling, general and administrative expense and research, development and engineering expense in the Consolidated Statement of Earnings, unless eligible for capitalization. The other components of net benefit cost are presented separately from service cost within other (income) and expense in the Consolidated Statement of Earnings. The guidance was effective January 1, 2018 with early adoption permitted. The company adopted the guidance as of the effective date. The guidance is primarily a change in financial statement presentation and did not have a material impact in the consolidated financial results. This presentation change was applied retrospectively upon adoption. For the period ended March 31, 2017, $172 million, $125 million, and $49 million was recast from total cost, selling, general and administrative (SG&A) expense, and research, development, and engineering (RD&E) expense, respectively, into other (income) and expense. Refer to note 9, “Retirement-Related Benefits,” for additional information.

In January 2016, the FASB issued guidance which addresses aspects of recognition, measurement, presentation and disclosure of financial instruments. The guidance was effective January 1, 2018 and early adoption was not permitted except for limited provisions. The company adopted the guidance on the effective date. Certain equity investments are now measured at fair value with changes recognized in net income. The amendment also simplified the impairment test of equity investments that lack readily determinable fair value. The guidance did not have a material impact in the consolidated financial results.

The FASB issued guidance on the recognition of revenue from contracts with customers in May 2014 with amendments in 2015 and 2016. Revenue recognition depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires specific disclosures relating to revenue recognition. The company adopted the guidance effective January 1, 2018 using the modified retrospective transition method. At adoption, $557 million was reclassified from notes and accounts receivable-trade and deferred income-current to prepaid expenses and other current assets to establish the opening balance for net contract assets. In-scope sales commission costs previously recorded in the Consolidated Statement of Earnings were capitalized in deferred costs in accordance with the transition guidance, in the amount of $737 million. Deferred income of $29 million was recorded for certain software licenses that will be recognized over time versus at a point in time under previous guidance. Additionally, net deferred taxes were reduced $184 million in the Consolidated Statement of Financial Position, resulting in a cumulative-effect net increase to retained earnings of $524 million. The guidance did not have a material impact in the company’s consolidated financial results. The company expects revenue recognition for its broad portfolio of hardware, software, and services offerings to remain largely unchanged. Refer to note 3, “Revenue Recognition,” for additional information, including further discussion on the impact of adoption and changes in accounting policies relating to revenue recognition.

In January 2017, the FASB issued guidance which clarifies the definition of a business. The guidance provides a more robust framework to use in determining when a set of assets and activities acquired or sold is a business. The guidance was effective January 1, 2018 and early adoption was permitted. The company adopted the guidance effective January 1, 2017, and it did not have a material impact in the consolidated financial results.

Notes to Consolidated Financial Statements — (continued)

In October 2016, the FASB issued guidance which requires an entity to recognize the income tax consequences of intra-entity transfers of assets, other than inventory, at the time of transfer. Assets within the scope of the guidance include intellectual property and property, plant and equipment. The guidance was effective January 1, 2018 and early adoption was permitted. The company adopted the guidance on January 1, 2017 using the required modified retrospective method. At adoption, $95 million and $47 million were reclassified from investments and sundry assets and prepaid expenses and other current assets, respectively into retained earnings. Additionally, net deferred taxes of $244 million were established in deferred taxes in the Consolidated Statement of Financial Position, resulting in a cumulative-effect net increase to retained earnings of $102 million. In January 2017, the company had one transaction that generated a $582 million benefit to income tax expense, income from continuing operations and net income and a benefit to both basic and diluted earnings per share of $0.62 per share for the year ended December 31, 2017. The benefit to basic and diluted earnings per share for the period ending March 31, 2017 was $0.62 and $0.61, respectively, with no transactions impacting the consolidated financial results for the period ending March 31, 2018. The ongoing impact of this guidance will be dependent on any transaction that is within its scope.

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

3. Revenue Recognition: Effective January 1, 2018, the company adopted the new accounting standard related to the recognition of revenue in contracts with customers under the modified retrospective transition method.  This method was applied to contracts that were not complete as of the date of initial application. The following is a summary of new and/or revised significant accounting policies, which relate primarily to revenue and cost recognition. Refer to note A, “Significant Accounting Policies,” in the company’s 2017 Annual Report for the policies in effect for revenue and cost prior to January 1, 2018 and for all other significant accounting policies. The impact related to adopting the new standard was not material. For further information regarding the adoption of the new standard, see note 2, “Accounting Changes”.

Revenue

The company accounts for a contract with a client when it has written approval, the contract is committed, the rights of the parties, including payment terms, are identified, the contract has commercial substance and consideration is probable of collection.

Revenue is recognized when, or as, control of a promised product or service transfers to a client, in an amount that reflects the consideration to which the company expects to be entitled in exchange for transferring those products or services. If the consideration promised in a contract includes a variable amount, the company estimates the amount to which it expects to be entitled using either the expected value or most likely amount method. The company’s contracts may include terms that could cause variability in the transaction price, including, for example, rebates, volume discounts, service-level penalties, and performance bonuses or other forms of contingent revenue.

The company only includes estimated amounts in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. The company may not be able to reliably estimate contingent revenue in certain long-term arrangements due to uncertainties that are not expected to be resolved for a long period of time or when the company’s experience with similar types of contracts is limited. The company’s arrangements infrequently include contingent revenue. Estimates of variable consideration and the determination of whether to include estimated amounts in the transaction price are based on all information (historical, current and forecasted) that is reasonably available to the company, taking into consideration the type of client, the type of transaction and the specific facts and circumstances of each arrangement. Changes in estimates of variable consideration are included in the disclosure on page 19.

Notes to Consolidated Financial Statements — (continued)

The company’s standard billing terms are that payment is due upon receipt of invoice, payable within 30 days.  Invoices are generally issued as control transfers and/or as services are rendered. Additionally, in determining the transaction price, the company adjusts the promised amount of consideration for the effects of the time value of money if the billing terms are not standard and the timing of payments agreed to by the parties to the contract provide the client or the company with a significant benefit of financing, in which case the contract contains a significant financing component. As a practical expedient, the company does not account for significant financing components if the period between when the company transfers the promised product or service to the client and when the client pays for that product or service will be one year or less.  Most arrangements that contain a financing component are financed through the company’s Global Financing business and include explicit financing terms.

The company may include subcontractor services or third-party vendor equipment or software in certain integrated services arrangements. In these types of arrangements, revenue from sales of third-party vendor products or services is recorded net of costs when the company is acting as an agent between the client and the vendor, and gross when the company is the principal for the transaction. To determine whether the company is an agent or principal, the company considers whether it obtains control of the products or services before they are transferred to the customer.  In making this evaluation, several factors are considered, most notably whether the company has primary responsibility for fulfillment to the client, as well as inventory risk and pricing discretion.

The company recognizes revenue on sales to solution providers, resellers and distributors (herein referred to as “resellers”) when the reseller has economic substance apart from the company and the reseller is considered the principal for the transaction with the end-user client.

The company reports revenue net of any revenue-based taxes assessed by governmental authorities that are imposed on and concurrent with specific revenue-producing transactions.

In addition to the aforementioned general policies, the following are the specific revenue recognition policies for arrangements with multiple performance obligations and for each major category of revenue.

Arrangements with Multiple Performance Obligations

The company’s global capabilities as a cognitive solutions and cloud platform company include services, software, hardware and related financing. The company enters into revenue arrangements that may consist of any combination of these products and services based on the needs of its clients. For example, a client may purchase a server that includes operating system software. In addition, the arrangement may include post-contract support for the software and a contract for post-warranty maintenance service for the hardware. These types of arrangements may also include financing provided by the company. These arrangements consist of multiple products and services, whereby the hardware and software may be delivered in one period and the software support and hardware maintenance services are delivered over time. In another example, the company may assist the client in building and running an enterprise information technology (IT) environment utilizing a private cloud on a long-term basis and the client periodically purchases hardware and/or software products from the company to upgrade or expand the facility. The services delivered on the cloud are provided on a continuous basis across multiple reporting periods, and the hardware and software products are provided in each period the products are purchased.

The company continues to build new products and offerings and continuously reinvent its platforms and delivery methods, including through the use of cloud and as-a-Service models. These are not separate businesses; they are offerings across the segments that address market opportunities in analytics, data, cloud and security. Revenue from these offerings follows the specific revenue recognition policies for arrangements with multiple performance obligations and for each major category of revenue, depending on the type of offering, which are comprised of services, hardware and/or software.

To the extent that a product or service in multiple performance obligation arrangements is subject to other specific accounting guidance, such as leasing guidance, that product or service is accounted for in accordance with such specific guidance. For all other products or services in these arrangements, the criteria below are considered to determine when the products or services are distinct and how to allocate the arrangement consideration to each distinct performance obligation. A performance obligation is a promise in a contract with a client to transfer products or services that are distinct.  If the company enters into two or more contracts at or near the same time, the contracts may be combined and accounted for as one contract, in which case the company determines whether the products or services in the combined contract are distinct. A product or service that is promised to a client is distinct if both of the following criteria are met:

•                  The client can benefit from the product or service either on its own or together with other resources that are readily available to the client (that is, the product or service is capable of being distinct); and

Notes to Consolidated Financial Statements — (continued)

•                  The company’s promise to transfer the product or service to the client is separately identifiable from other promises in the contract (that is, the product or service is distinct within the context of the contract).

If these criteria are not met, the company determines an appropriate measure of progress based on the nature of its overall promise for the single performance obligation. When products and services are distinct, the arrangement consideration is allocated to each performance obligation on a relative standalone selling price basis. The revenue policies in the Services, Hardware and/or Software sections below are then applied to each performance obligation, as applicable.

To the extent the company grants the customer the option to acquire additional products or services in one of these arrangements, the company accounts for the option as a distinct performance obligation in the contract only if the option provides a material right to the customer that it would not receive without entering into the contract (e.g., a discount incremental to the range of discounts typically given for the product or service), in which case the client in effect pays in advance for the option to purchase future products or services.  The company recognizes revenue when those future products or services are transferred or when the option expires.

Services

The company’s primary services offerings include infrastructure services, including outsourcing, and other managed services; application management services; global process services (GPS); maintenance and support; and consulting, including the design and development of complex IT systems to a client’s specifications (e.g., design and build). Many of these services can be delivered entirely or partially through cloud or as-a-Service delivery models. The company’s services are provided on a time-and-material basis, as a fixed-price contract or as a fixed-price per measure of output contract and the contract terms range from less than one year to over 10 years.

In services arrangements, the company typically satisfies the performance obligation and recognizes revenue over time.  In design and build arrangements, the performance obligation is satisfied over time either because the client controls the asset as it is created (e.g., when the asset is built at the customer site) or because the company’s performance does not create an asset with an alternative use and the company has an enforceable right to payment plus a reasonable profit for performance completed to date.  In most other services arrangements, the performance obligation is satisfied over time because the client simultaneously receives and consumes the benefits provided as the company performs the services.

In outsourcing, other managed services, application management, GPS and other cloud-based services arrangements, the company determines whether the services performed during the initial phases of the arrangement, such as setup activities, are distinct. In most cases, the arrangement is a single performance obligation comprised of a series of distinct services that are substantially the same and that have the same pattern of transfer (i.e., distinct days of service). The company applies a measure of progress (typically time-based) to any fixed consideration and allocates variable consideration to the distinct periods of service based on usage. As a result, revenue is generally recognized over the period the services are provided on a usage basis. This results in revenue recognition that corresponds with the value to the client of the services transferred to date relative to the remaining services promised.

Revenue from time-and-material contracts is recognized on an output basis as labor hours are delivered and/or direct expenses are incurred. Revenue from as-a-Service type contracts, such as Infrastructure-as-a-Service, is recognized either on a straight-line basis or on a usage basis, depending on the terms of the arrangement (such as whether the company is standing ready to perform or whether the contract has usage-based metrics). If the as-a-Service contract includes setup activities, those promises in the arrangement are evaluated to determine if they are distinct.

Revenue related to maintenance and support services and extended warranty is recognized on a straight-line basis over the period of performance because the company is standing ready to provide services.

In fixed-price design and build contracts, revenue is recognized based on progress towards completion of the performance obligation using a cost-to-cost measure of progress (i.e., percentage-of-completion (POC) method of accounting). Revenue is recognized based on the labor costs incurred to date as a percentage of the total estimated labor costs to fulfill the contract. Due to the nature of the work performed in these arrangements, the estimation of cost at completion is complex, subject to many variables and requires significant judgment. Key factors reviewed by the company to estimate costs to complete each contract are future labor and product costs and expected productivity efficiencies. If circumstances arise that change the original estimates of revenues, costs, or extent of progress toward completion, revisions to the estimates are made. These revisions may result in increases or decreases in estimated revenues or costs, and such revisions are reflected in revenue on a cumulative catch-up basis in the period in which the circumstances that gave rise to the revision become known

Notes to Consolidated Financial Statements — (continued)

by the company. Refer to page 19 for the amount of revenue recognized in the reporting period on a cumulative catch-up basis (i.e., from performance obligations satisfied, or partially satisfied, in previous periods).

The company performs ongoing profitability analyses of its design and build services contracts accounted for using a cost-to-cost measure of progress in order to determine whether the latest estimates of revenues, costs and profits require updating. If at any time these estimates indicate that the contract will be unprofitable, the entire estimated loss for the remainder of the contract is recorded immediately. For other types of services contracts, any losses are recorded as incurred.

In some services contracts, the company bills the client prior to recognizing revenue from performing the services. In other services contracts, the company performs the services prior to billing the client. When the company performs services prior to billing the client in design and build contracts, the right to consideration is typically subject to milestone completion or client acceptance and the unbilled accounts receivable is classified as a contract asset. Refer to page 85 of the company’s 2017 Annual Report for the amount of deferred income and unbilled accounts receivable at December 31, 2017 and 2016.

Billings usually occur in the month after the company performs the services or in accordance with specific contractual provisions.

Hardware

The company’s hardware offerings include the sale or lease of system servers and storage solutions. These products can also be delivered through as-a-Service or cloud delivery models, such as Storage-as-a-Service. The company also offers installation services for its more complex hardware products. Hardware offerings are often sold with distinct maintenance services, described under the Services section above.

Revenue from hardware sales is recognized when control has transferred to the customer which typically occurs when the hardware has been shipped to the client, risk of loss has transferred to the client and the company has a present right to payment for the hardware. In limited circumstances when a hardware sale includes client acceptance provisions, revenue is recognized either when client acceptance has been obtained, client acceptance provisions have lapsed, or the company has objective evidence that the criteria specified in the client acceptance provisions have been satisfied. Revenue from hardware sales-type leases is recognized at the beginning of the lease term. Revenue from rentals and operating leases is recognized on a straight-line basis over the term of the rental or lease.

Revenue from as-a-Service arrangements is recognized either on a straight-line basis or on a usage basis as described in the Services section above. Installation services are accounted for as distinct performance obligations with revenue recognized as the services are performed. Any cost of standard warranties is accrued when the corresponding revenue is recognized. Shipping and handling activities that occur after the client has obtained control of a product are accounted for as an activity to fulfill the promise to transfer the product rather than as an additional promised service and, therefore, no revenue is deferred and recognized over the shipping period.

Software

The company’s software offerings include solutions software, which contains many of the company’s strategic areas including analytics, data and security; transaction processing software, which primarily runs mission-critical systems for clients; integration software, which helps clients to create, connect and optimize their applications data and infrastructure; and, operating systems software, which provides operating systems for IBM Z and Power Systems hardware. Many of these offerings can be delivered entirely or partially through as-a-Service or cloud delivery models, while others are delivered as on-premise software licenses.

Revenue from perpetual (one-time charge) license software is recognized at a point in time at the inception of the arrangement when control transfers to the client, if the software license is distinct from the post-contract support offered by the company. In limited circumstances, when the software requires continuous updates to provide the intended functionality, the software license and post-contract support are not distinct and revenue for the single performance obligation is recognized over time as the post-contract support is provided. This is only applicable to certain security software perpetual licenses offered by the company. Prior to the adoption of the new revenue standard, the company recognized revenue for these software licenses at a point in time at the inception of the arrangement. This change did not have a material impact on the company’s financial statements.

Notes to Consolidated Financial Statements — (continued)

Revenue from post-contract support is recognized over the contract term on a straight-line basis because the company is providing a service of standing ready to provide support, when-and-if needed, and is providing unspecified software upgrades on a when-and-if available basis over the contract term.

Revenue from software hosting or Software-as-a-Service arrangements is recognized either on a straight-line basis or on a usage basis as described in the Services section above. In software hosting arrangements, the rights provided to the client (e.g., ownership of a license, contract termination provisions and the feasibility of the client to operate the software) are considered in determining whether the arrangement includes a license. In arrangements that include a software license, the associated revenue is recognized in accordance with the software license recognition policy above rather than over time as a service.

Revenue from term license software is recognized at a point in time for the committed term of the contract (which is typically one month due to client termination rights).  However, if the amount of consideration to be paid in exchange for the license depends on client usage, revenue is recognized when the usage occurs.

Financing

Financing income attributable to sales-type leases, direct financing leases and loans is recognized on the accrual basis using the effective interest method. Operating lease income is recognized on a straight-line basis over the term of the lease.

Standalone Selling Price

The company allocates the transaction price to each performance obligation on a relative standalone selling price basis. The standalone selling price (SSP) is the price at which the company would sell a promised product or service separately to a client. In most cases, the company is able to establish SSP based on the observable prices of products or services sold separately in comparable circumstances to similar clients. The company typically establishes a standalone selling price range for its products and services which are reassessed on a periodic basis or when facts and circumstances change.

In certain instances, the company may not be able to establish a standalone selling price range based on observable prices and the company estimates the standalone selling price. The company estimates SSP by considering multiple factors including, but not limited to, overall market conditions, including geographic or regional specific factors, competitive positioning, competitor actions, internal costs, profit objectives and pricing practices. Additionally, in certain circumstances, the company may estimate SSP for a product or service by applying the residual approach. This approach has been most commonly used when certain perpetual software licenses are only sold bundled with one year of post-contract support and a price has not been established for the software. Estimating SSP is a formal process that includes review and approval by the company’s management.

Services Costs

Recurring operating costs for services contracts are recognized as incurred. For fixed-price design and build contracts, the costs of external hardware and software accounted for under the cost-to-cost measure of progress are deferred and recognized based on the labor costs incurred to date (i.e., the measure of progress), as a percentage of the total estimated labor costs to fulfill the contract as control transfers over time for these performance obligations. Certain eligible, nonrecurring costs incurred in the initial phases of outsourcing contracts and other cloud-based services contracts (i.e., setup costs) are capitalized when the costs relate directly to the contract, the costs generate or enhance resources of the company that will be used in satisfying the performance obligation in the future, and the costs are expected to be recovered. These costs consist of transition and setup costs related to the installation of systems and processes and other deferred fulfillment costs, including, prepaid assets used in services contracts (i.e., prepaid software or prepaid maintenance), and other deferred fulfillment costs eligible for capitalization.  Capitalized costs are amortized on a straight-line basis over the expected period of benefit, which includes anticipated contract renewals or extensions, consistent with the transfer to the client of the services to which the asset relates. Additionally, fixed assets associated with these contracts are capitalized and depreciated on a straight-line basis over the expected useful life of the asset. If an asset is contract specific, then the depreciation period is the shorter of the useful life of the asset or the contract term. Amounts paid to clients in excess of the fair value of acquired assets used in outsourcing arrangements are deferred and amortized on a straight-line basis as a reduction of revenue over the expected period of benefit. The company performs periodic reviews to assess the recoverability of deferred contract transition and setup costs. This review is done by comparing the carrying amount of the asset to the remaining amount of consideration the company expects to receive for the services to which the asset relates, less the costs that relate directly to providing those services that have not yet been recognized. If the carrying amount is deemed not recoverable, an impairment loss is recognized.

Notes to Consolidated Financial Statements — (continued)

In situations in which an outsourcing contract is terminated, the terms of the contract may require the client to reimburse the company for the recovery of unbilled accounts receivable, unamortized deferred costs incurred to purchase specific assets utilized in the delivery of services and to pay any additional costs incurred by the company to transition the services.

Software Costs

Certain eligible, non-recurring costs incurred in the initial phases of Software-as-a-Service contracts are deferred and amortized over the expected period of benefit, which includes anticipated contract renewals or extensions, consistent with the policy described for Services Costs. Recurring operating costs in these contracts are recognized as incurred.

Incremental Costs of Obtaining a Contract

Incremental costs of obtaining a contract (e.g., sales commissions) are capitalized and amortized on a straight-line basis over the expected customer relationship period if the company expects to recover those costs. The company previously expensed these costs as incurred. The expected customer relationship is determined based on the average customer relationship period, including expected renewals, for each offering type and ranges from three to six years. Expected renewal periods are only included in the expected customer relationship period if commission amounts paid upon renewal are not commensurate with amounts paid on the initial contract. Incremental costs of obtaining a contract include only those costs the company incurs to obtain a contract that it would not have incurred if the contract had not been obtained. The company has determined that certain commissions programs meet the requirements to be capitalized.  Some commission programs are not subject to capitalization as the commission expense is paid and recognized as the related revenue is recognized. Additionally, as a practical expedient, the company expenses costs to obtain a contract as incurred if the amortization period would have been a year or less. These costs are included in selling, general and administrative expenses.

Product Warranties

The company offers warranties for its hardware products that generally range up to three years, with the majority being either one or three years. Estimated costs for standard warranty terms are recognized when revenue is recorded for the related product. The company estimates its warranty costs standard to the product based on historical warranty claim experience and estimates of future spending, and applies this estimate to the revenue stream for products under warranty. Estimated future costs for warranties applicable to revenue recognized in the current period are charged to cost of sales. The warranty liability is reviewed quarterly to verify that it properly reflects the remaining obligation based on the anticipated expenditures over the balance of the obligation period. Adjustments are made when actual warranty claim experience differs from estimates. Costs from fixed-price support or maintenance contracts, including extended warranty contracts, are recognized as incurred.

Revenue from extended warranty contracts is initially recorded as deferred income and subsequently recognized on a straight-line basis over the delivery period because the company is providing a service of standing ready to provide services over such term.

Contract Assets and Notes and Accounts Receivable—Trade

The company classifies the right to consideration in exchange for products or services transferred to a client as either a receivable or a contract asset. A receivable is a right to consideration that is unconditional as compared to a contract asset which is a right to consideration that is conditional upon factors other than the passage of time. The majority of the company’s contract assets represent unbilled amounts related to design and build services contracts when the cost-to-cost method of revenue recognition is utilized, revenue recognized exceeds the amount billed to the client, and the right to consideration is subject to milestone completion or client acceptance. Contract assets are generally classified as current and are recorded on a net basis with deferred income (i.e., contract liabilities) at the contract level. At January 1, 2018 and March 31, 2018 contract assets of $557 million and $582 million, respectively, are included in prepaid expenses and other current assets in the Consolidated Statement of Financial Position. At December 31, 2017, these assets were classified as notes and accounts receivable-trade in the Consolidated Statement of Financial Position.

An allowance for contract assets, if needed, and uncollectible trade receivables is estimated based on a combination of write-off history, aging analysis and any specific, known troubled accounts.

Notes to Consolidated Financial Statements — (continued)

Disaggregation of Revenue

The following tables provide details of revenue by major products/service offerings and by geography.

Revenue by Major Products/Service Offerings

			Technology
		Global	Services &
	Cognitive	Business	Cloud		Global		Total
(Dollars in millions)	Solutions	Services	Platforms	Systems	Financing	Other	Revenue
For the three months ended March 31, 2018:

Solutions Software	$2,957	$—	$—	$—	$—	$—	$2,957
Transaction Processing Software	1,341	—	—	—	—	—	1,341

Consulting	—	1,867	—	—	—	—	1,867
Global Process Services	—	305	—	—	—	—	305
Application Management	—	2,002	—	—	—	—	2,002

Infrastructure Services	—	—	5,825	—	—	—	5,825
Technical Support Services	—	—	1,782	—	—	—	1,782
Integration Software	—	—	1,019	—	—	—	1,019

Systems Hardware	—	—	—	1,093	—	—	1,093
Operating Systems Software	—	—	—	407	—	—	407

Global Financing*	—	—	—	—	405	—	405

Other Revenue	—	—	—	—	—	69	69
Total	$4,299	$4,174	$8,625	$1,500	$405	$69	$19,072

* Contains lease and loan/working capital financing arrangements which are not subject to the guidance on revenue from contracts with customers.

Revenue by Geography

Total
(Dollars in millions)	Revenue
For the three months ended March 31, 2018:
Americas	$8,707
Europe/Middle East/Africa	6,176
Asia Pacific	4,188
Total	$19,072

Remaining Performance Obligations

The remaining performance obligation disclosure provides the aggregate amount of the transaction price yet to be recognized as of the end of the reporting period and an explanation as to when the company expects to recognize these amounts in revenue. It is intended to be a statement of overall work under contract that has not yet been performed and does not include contracts in which the customer is not committed, such as certain as-a-Service, governmental, term software license and services offerings. The customer is not considered committed when they are able to terminate for convenience without payment of a substantive penalty. The disclosure includes estimates of variable consideration, except when the variable consideration is a sales-based or usage-based royalty promised in exchange for a license of intellectual property. Additionally, as a practical expedient, the company does not include contracts that have an original duration of one year or less. Remaining performance obligation estimates are subject to change and are affected by several factors, including terminations, changes in the scope of contracts, periodic revalidations, adjustment for revenue that has not materialized and adjustments for currency.

Notes to Consolidated Financial Statements — (continued)

At March 31, 2018, the aggregate amount of the transaction price allocated to the remaining performance obligations related to customer contracts that are unsatisfied or partially unsatisfied was $131 billion. Given the profile of contract terms, approximately 60 percent of this amount is expected to be recognized as revenue over the next two years, approximately 30 percent between three and five years and the balance (mostly Infrastructure Services) thereafter.

Revenue Recognized for Performance Obligations Satisfied (or Partially Satisfied) in Prior Periods

For the three months ending March 31, 2018, revenue was reduced by $22 million for performance obligations satisfied (or partially satisfied) in previous periods, mainly due to changes in estimates on percentage-of-completion based contracts. See pages 14 and 15 for additional information on percentage-of-completion contracts and estimates of costs to complete.

Reconciliation of Contract Balances

The following table provides information about notes and accounts receivables-trade, contract assets and deferred income balances:

	At March 31,	At January 1,
(Dollars in millions)	2018	2018 (as adjusted)
Notes and accounts receivable-trade (net of allowances of $307 and $297 at March 31, 2018 and January 1, 2018, respectively)	$7,778	$8,295
Contract assets (1)	582	557
Deferred income (current)	13,059	11,493
Deferred income (non-current)	3,852	3,758

(1) Included within prepaid expenses and other current assets in the Consolidated Statement of Financial Position.

The amount of revenue recognized during the three months ended March 31, 2018 that was included within the deferred income balance at January 1, 2018 was $3.5 billion and primarily relates to services and software.

Deferred Costs

At March 31,
(Dollars in millions)	2018
Capitalized costs to obtain a contract	$719
Deferred costs to fulfill a contract:
Deferred setup costs	2,149
Other deferred fulfillment costs	2,138
Total deferred costs (1)	$5,006

(1) Of the total, $2,413 million is current and $2,593 million is noncurrent. In prior periods, the current and noncurrent balance of deferred costs were included within prepaid expenses and other current assets and investments and sundry assets, respectively.

On January 1, 2018, in accordance with the transition guidance, $737 million of in-scope sales commissions that were previously recorded in the Consolidated Statement of Earnings were capitalized as costs to obtain a contract.

The amount of total deferred costs amortized during the quarter ended March 31, 2018 was $855 million. There were no material impairment losses incurred during the period. Refer to pages 16 and 17 for additional information on deferred costs to fulfill a contract and capitalized costs of obtaining a contract.

Transition Disclosures

In accordance with the modified retrospective method transition requirements, the company will present the financial statement line items impacted and adjusted to compare to presentation under the prior GAAP for each of the interim and annual periods during the first year of adoption of the new revenue standard.  The following tables summarize the impacts as of and for the quarter ended March 31, 2018. The impacts to adjust to prior GAAP are primarily the result of the transition adjustments recorded at adoption.  Current period impacts were not material.  Refer to note 2, “Accounting Changes,” for additional information on the transition adjustments.

Notes to Consolidated Financial Statements — (continued)

Consolidated Statement of Earnings Impacts

	As reported under	Adjustments to	Adjusted
(Dollars in millions except per share amounts)	new revenue	convert to	amounts under
For the three months ended March 31, 2018:	standard	prior GAAP	prior GAAP
Revenue	$19,072	$(52)	$19,020
Cost	10,825	(25)	10,800
Gross profit	8,247	(28)	8,220
Selling, general and administrative expense	5,445	(21)	5,424
Income from continuing operations before income taxes	1,136	(7)	1,129
Provision for/(benefit from) income taxes	(540)	(2)	(542)
Net income	$1,679	$(5)	$1,674
Earnings/(loss) per share of common stock:
Assuming dilution	$1.81	$0.00	$1.81
Basic	$1.82	$(0.01)	$1.81

Consolidated Statement of Financial Position Impacts

	As reported under	Adjustments to	Adjusted
(Dollars in millions)	new revenue	convert to	amounts under
At March 31, 2018:	standard	prior GAAP	prior GAAP
Assets:
Notes and accounts receivable - trade (net of allowances)	$7,778	$640	$8,418
Deferred costs (current)	2,413	(340)	2,073
Prepaid expenses and other current assets	2,573	(582)	1,991
Deferred taxes	5,111	186	5,297
Deferred costs (noncurrent)	2,593	(351)	2,242
Investments and sundry assets	2,942	—	2,942
Total assets	$125,285	$(447)	$124,838
Liabilities:
Taxes	$2,918	$—	$2,918
Deferred income (current)	13,059	89	13,148
Deferred income (noncurrent)	3,852	(8)	3,844
Total liabilities	$106,995	$81	$107,076
Equity:
Retained earnings	$156,371	$(528)	$155,843
Total stockholders’ equity	18,290	(528)	17,762
Total liabilities and stockholders’ equity	$125,285	$(447)	$124,838

Consolidated Statement of Cash Flows Impacts

	As reported under	Adjustments to	Adjusted
(Dollars in millions)	new revenue	convert to	amounts under
For the three months ended March 31, 2018:	standard	prior GAAP	prior GAAP
Cash flows from operating activities:
Net income	$1,679	$(5)	$1,674
Adjustments to reconcile net income to cash provided by operating activities
Changes in operating assets and liabilities, net of acquisitions/divestitures	1,658	5	1,663
Net cash provided by operating activities	$4,602	$—	$4,602

Notes to Consolidated Financial Statements — (continued)

4. Financial Instruments:

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

Certain assets that are measured at fair value on a recurring basis can be subject to nonrecurring fair value measurements. These assets include available-for-sale debt securities that are deemed to be other-than-temporarily impaired. In the event of an other-than-temporary impairment of a debt security, fair value is measured using a model described above.

Certain non-financial assets such as property, plant and equipment, land, goodwill and intangible assets are also subject to nonrecurring fair value measurements if they are deemed to be impaired. The impairment models used for nonfinancial assets depend on the type of asset. There were no material impairments of non-financial assets for the three months ended March 31, 2018 and 2017, respectively.

Accounting guidance permits the measurement of eligible financial assets, financial liabilities and firm commitments at fair value, on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. This election is irrevocable. The company has not applied the fair value option to any eligible assets or liabilities.

Effective January 1, 2018, the company adopted the new FASB guidance on recognition, measurement, presentation and disclosure of financial instruments using the cumulative catch-up transition method. Under the new standard, the company measures equity investments at fair value with changes recognized in net income. Based on the method of adoption, prior year information has not been updated to conform with the new guidance. Refer to note 2, “Accounting Changes,” for further information.

Notes to Consolidated Financial Statements — (continued)

The following tables present the company’s financial assets and financial liabilities that are measured at fair value on a recurring basis at March 31, 2018 and December 31, 2017.

(Dollars in millions)
At March 31, 2018	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (1)
Time deposits and certificates of deposit	$—	$8,323	$—	$8,323	(6)
Money market funds	25	—	—	25
Total	25	8,323	—	8,348
Equity investments (2)	4	—	—	4
Debt securities - current (3)	—	893	—	893	(6)
Derivative assets (4)	—	940	—	940	(7)
Total assets	$29	$10,156	$—	$10,185
Liabilities:
Derivative liabilities (5)	$—	$352	$—	$352	(7)

(1) Included within cash and cash equivalents in the Consolidated Statement of Financial Position.

(2) Included within investments and sundry assets in the Consolidated Statement of Financial Position.

(3) Included within marketable securities in the Consolidated Statement of Financial Position.

(4) The gross balances of derivative assets contained within prepaid expenses and other current assets, and investments and sundry assets in the Consolidated Statement of Financial Position at March 31, 2018 were $118 million and $822 million, respectively.

(5) The gross balances of derivative liabilities contained within other accrued expenses and liabilities, and other liabilities in the Consolidated Statement of Financial Position at March 31, 2018 were $273 million and $79 million, respectively.

(6) Available-for-sale debt securities with carrying values that approximate fair value.

(7) If derivative exposures covered by a qualifying master netting agreement had been netted in the Consolidated Statement of Financial Position, the total derivative asset and liability positions each would have been reduced by $272 million.

Notes to Consolidated Financial Statements — (continued)

(Dollars in millions)
At December 31, 2017	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (1)
Time deposits and certificates of deposit	$—	$8,066	$—	$8,066
Commercial paper	—	96	—	96
Money market funds	26	—	—	26
Canadian government securities	—	398	—	398
Total	26	8,560	—	8,586	(6)
Equity investments (2)	4	—	—	4
Debt securities - current (3)	—	608	—	608	(6)
Debt securities - noncurrent (2)	4	7	—	11
Derivative assets (4)	—	942	—	942	(7)
Total assets	$33	$10,117	$—	$10,151
Liabilities:
Derivative liabilities (5)	$—	$415	$—	$415	(7)

(1) Included within cash and cash equivalents in the Consolidated Statement of Financial Position.

(2) Included within investments and sundry assets in the Consolidated Statement of Financial Position.

(3) U.S government securities reported as marketable securities in the Consolidated Statement of Financial Position.

(4) The gross balances of derivative assets contained within prepaid expenses and other current assets, and investments and sundry assets in the Consolidated Statement of Financial Position at December 31, 2017 were $185 million and $757 million, respectively.

(5) The gross balances of derivative liabilities contained within other accrued expenses and liabilities, and other liabilities in the Consolidated Statement of Financial Position at December 31, 2017 were $377 million and $38 million, respectively.

(6) Available-for-sale securities with carrying values that approximate fair value.

(7) If derivative exposures covered by a qualifying master netting agreement had been netted in the Consolidated Statement of Financial Position, the total derivative asset and liability positions each would have been reduced by $255 million.

There were no transfers between Levels 1 and 2 for the three months ended March 31, 2018 and the year ended December 31, 2017.

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

Loans and Long-term Receivables

Fair values are based on discounted future cash flows using current interest rates offered for similar loans to clients with similar credit ratings for the same remaining maturities. At March 31, 2018 and December 31, 2017, the difference between the carrying amount and estimated fair value for loans and long-term receivables was immaterial. If measured at fair value in the financial statements, these financial instruments would be classified as Level 3 in the fair value hierarchy.

Long-Term Debt

Fair value of publicly-traded long-term debt is based on quoted market prices for the identical liability when traded as an asset in an active market. For other long-term debt for which a quoted market price is not available, an expected present value technique that uses rates currently available to the company for debt with similar terms and remaining maturities is used to estimate fair value. The carrying amount of long-term debt was $40,410 million and $39,837 million, and the estimated fair value was $42,334 million and $42,264 million at March 31, 2018 and December 31, 2017, respectively. If measured at fair

Notes to Consolidated Financial Statements — (continued)

value in the financial statements, long-term debt (including the current portion) would be classified as Level 2 in the fair value hierarchy.

Available-for-sale securities

Sales of available-for-sale securities during the period were as follows:

(Dollars in millions)
For the three months ended March 31:	2018	2017
Proceeds	$0	$5
Gross realized gains (before taxes)	—	1
Gross realized losses (before taxes)	—	2

The after-tax net unrealized holding gains/(losses) on available-for-sale securities that have been included in other comprehensive income/(loss) for the period and after-tax net (gains)/losses reclassified from accumulated other comprehensive income/(loss) to net income were as follows:

(Dollars in millions)
For the three months ended March 31:	2018	2017
Net unrealized gains/(losses) arising during the period	$(2)	$(1)
Net unrealized (gains)/losses reclassified to net income*	0	1

* There were no writedowns for the three months ended March 31, 2018 and 2017, respectively.

The contractual maturities of substantially all available-for-sale debt securities are less than one year at March 31, 2018.

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

The company is also a party to collateral security arrangements with most of its major derivative counterparties. These arrangements require the company to hold or post collateral (cash or U.S. Treasury securities) when the derivative fair values exceed contractually established thresholds. Posting thresholds can be fixed or can vary based on credit default swap pricing or credit ratings received from the major credit agencies. The aggregate fair value of all derivative instruments under these collateralized arrangements that were in a liability position at March 31, 2018 and December 31, 2017 was $42 million and $126 million, respectively, for which no collateral was posted at either date. Full collateralization of these agreements would be required in the event that the company’s credit rating falls below investment grade or if its credit default swap spread exceeds 250 basis points, as applicable, pursuant to the terms of the collateral security arrangements. The aggregate fair value of derivative instruments in asset positions at March 31, 2018 and December 31, 2017 was $940 million and $942 million, respectively. This amount represents the maximum exposure to loss at the reporting date if the counterparties failed to perform as contracted. This exposure was reduced by $272 million and $255 million at March 31, 2018 and December 31, 2017, respectively, of liabilities included in master netting arrangements with those counterparties. Additionally, at March 31,

Notes to Consolidated Financial Statements — (continued)

2018 and December 31, 2017, this exposure was reduced by $162 million and $114 million of cash collateral, respectively. There were no non-cash collateral balances in U.S. Treasury securities at March 31, 2018 and December 31, 2017. At March 31, 2018 and December 31, 2017, the net exposure related to derivative assets recorded in the Consolidated Statement of Financial Position was $506 million and $572 million, respectively. At March 31, 2018 and December 31, 2017, the net position related to derivative liabilities recorded in the Consolidated Statement of Financial Position was $80 million and $160 million, respectively.

In the Consolidated Statement of Financial Position, the company does not offset derivative assets against liabilities in master netting arrangements nor does it offset receivables or payables recognized upon payment or receipt of cash collateral against the fair values of the related derivative instruments. No amount was recognized in other receivables at March 31, 2018 or December 31, 2017 for the right to reclaim cash collateral. The amount recognized in accounts payable for the obligation to return cash collateral was $162 million and $114 million at March 31, 2018 and December 31, 2017, respectively. The company restricts the use of cash collateral received to rehypothecation, and therefore reports it in restricted cash in the Consolidated Statement of Financial Position. No amount was rehypothecated at March 31, 2018 and December 31, 2017.

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

Interest Rate Risk

Fixed and Variable Rate Borrowings

The company issues debt in the global capital markets to fund its operations and financing business. Access to cost-effective financing can result in interest rate mismatches with the underlying assets. To manage these mismatches and to reduce overall interest cost, the company uses interest-rate swaps to convert specific fixed-rate debt issuances into variable-rate debt (i.e., fair value hedges) and to convert specific variable-rate debt issuances into fixed-rate debt (i.e., cash flow hedges). At March 31, 2018 and December 31, 2017, the total notional amount of the company’s interest rate swaps was $9.9 billion and $9.1 billion, respectively. The weighted-average remaining maturity of these instruments at March 31, 2018 and December 31, 2017 was approximately 4.8 years at both periods.

Forecasted Debt Issuance

The company is exposed to interest rate volatility on future debt issuances. To manage this risk, the company may use forward starting interest-rate swaps to lock in the rate on the interest payments related to the forecasted debt issuance. These swaps are accounted for as cash flow hedges. The company did not have any derivative instruments relating to this program outstanding at March 31, 2018 and December 31, 2017.

Foreign Exchange Risk

Long-Term Investments in Foreign Subsidiaries (Net Investment)

A large portion of the company’s foreign currency denominated debt portfolio is designated as a hedge of net investment in foreign subsidiaries to reduce the volatility in stockholders’ equity caused by changes in foreign currency exchange rates in the functional currency of major foreign subsidiaries with respect to the U.S. dollar. The company also uses cross-currency swaps and foreign exchange forward contracts for this risk management purpose. At March 31, 2018 and December 31, 2017, the total notional amount of derivative instruments designated as net investment hedges was $6.7 billion and $7.0 billion,

Notes to Consolidated Financial Statements — (continued)

respectively. At March 31, 2018 and December 31, 2017, the weighted-average remaining maturity of these instruments was approximately 0.2 years at both periods.

Anticipated Royalties and Cost Transactions

The company’s operations generate significant nonfunctional currency, third-party vendor payments and intercompany payments for royalties and goods and services among the company’s non-U.S. subsidiaries and with the company. In anticipation of these foreign currency cash flows and in view of the volatility of the currency markets, the company selectively employs foreign exchange forward contracts to manage its currency risk. These forward contracts are accounted for as cash flow hedges. The maximum length of time over which the company has hedged its exposure to the variability in future cash flows is four years. At March 31, 2018 and December 31, 2017, the total notional amount of forward contracts designated as cash flow hedges of forecasted royalty and cost transactions was $8.2 billion and $7.8 billion, respectively. The weighted-average remaining maturity of these instruments at March 31, 2018 and December 31, 2017 was 0.7 years at both periods.

At March 31, 2018 and December 31, 2017, in connection with cash flow hedges of anticipated royalties and cost transactions, the company recorded net losses of $46 million and net gains of $27 million (before taxes), respectively, in AOCI. The company estimates that $137 million (before taxes) of deferred net losses on derivatives in AOCI at March 31, 2018, will be reclassified to net income within the next 12 months, providing an offsetting economic impact against the underlying anticipated transactions.

Foreign Currency Denominated Borrowings

The company is exposed to exchange rate volatility on foreign currency denominated debt. To manage this risk, the company employs cross-currency swaps to convert fixed-rate foreign currency denominated debt to fixed-rate debt denominated in the functional currency of the borrowing entity. These swaps are accounted for as cash flow hedges. The maximum length of time over which the company has hedged its exposure to the variability in future cash flows is approximately ten years. At March 31, 2018 and December 31, 2017, the total notional amount of cross-currency swaps designated as cash flow hedges of foreign currency denominated debt was $6.5 billion at both periods.

At March 31, 2018 and December 31, 2017, in connection with cash flow hedges of foreign currency denominated borrowings, the company recorded net gains of $122 million and net gains of $42 million (before taxes), respectively, in AOCI. The company estimates that $194 million (before taxes) of deferred net gains on derivatives in AOCI at March 31, 2018, will be reclassified to net income within the next 12 months, providing an offsetting economic impact against the underlying exposure.

Subsidiary Cash and Foreign Currency Asset/Liability Management

The company uses its Global Treasury Centers to manage the cash of its subsidiaries. These centers principally use currency swaps to convert cash flows in a cost-effective manner. In addition, the company uses foreign exchange forward contracts to economically hedge, on a net basis, the foreign currency exposure of a portion of the company’s nonfunctional currency assets and liabilities. The terms of these forward and swap contracts are generally less than one year. The changes in the fair values of these contracts and of the underlying hedged exposures are generally offsetting and are recorded in other (income) and expense in the Consolidated Statement of Earnings. At March 31, 2018 and December 31, 2017, the total notional amount of derivative instruments in economic hedges of foreign currency exposure was $8.9 billion and $11.5 billion, respectively.

Equity Risk Management

The company is exposed to market price changes in certain broad market indices and in the company’s own stock primarily related to certain obligations to employees. Changes in the overall value of these employee compensation obligations are recorded in selling, general and administrative (SG&A) expense in the Consolidated Statement of Earnings. Although not designated as accounting hedges, the company utilizes derivatives, including equity swaps and futures, to economically hedge the exposures related to its employee compensation obligations. The derivatives are linked to the total return on certain broad market indices or the total return on the company’s common stock, and are recorded at fair value with gains or losses also reported in SG&A expense in the Consolidated Statement of Earnings. At March 31, 2018 and December 31, 2017, the total notional amount of derivative instruments in economic hedges of these compensation obligations was $1.2 billion and $1.3 billion, respectively.

Notes to Consolidated Financial Statements — (continued)

Other Risks

The company may hold warrants to purchase shares of common stock in connection with various investments that are deemed derivatives because they contain net share or net cash settlement provisions. The company records the changes in the fair value of these warrants in other (income) and expense in the Consolidated Statement of Earnings. The company did not have any warrants qualifying as derivatives outstanding at March 31, 2018 and December 31, 2017.

The company is exposed to a potential loss if a client fails to pay amounts due under contractual terms. The company may utilize credit default swaps to economically hedge its credit exposures. The swaps are recorded at fair value with gains and losses reported in other (income) and expense in the Consolidated Statement of Earnings. The company did not have any derivative instruments relating to this program outstanding at March 31, 2018 and December 31, 2017.

The company is exposed to market volatility on certain investment securities. The company may utilize options or forwards to economically hedge its market exposure. The derivatives are recorded at fair value with gains and losses reported in other (income) and expense in the Consolidated Statement of Earnings. At March 31, 2018 and December 31, 2017, the company did not have any derivative instruments relating to this program outstanding.

The following tables provide a quantitative summary of the derivative and non-derivative instrument-related risk management activity at March 31, 2018 and December 31, 2017, as well as for the three months ended March 31, 2018 and 2017, respectively.

Notes to Consolidated Financial Statements — (continued)

Fair Values of Derivative Instruments in the Consolidated Statement of Financial Position

	Fair Value of Derivative Assets			Fair Value of Derivative Liabilities
	Balance Sheet			Balance Sheet
(Dollars in millions)	Classification	3/31/2018	12/31/2017	Classification	3/31/2018	12/31/2017
Designated as hedging instruments:
Interest rate contracts:	Prepaid expenses and other current assets	$—	$2	Other accrued expenses and liabilities	$5	$—
	Investments and sundry assets	303	459	Other liabilities	73	34
Foreign exchange contracts:	Prepaid expenses and other current assets	98	111	Other accrued expenses and liabilities	223	318
	Investments and sundry assets	519	298	Other liabilities	6	3
	Fair value of derivative assets	$920	$870	Fair value of derivative liabilities	$307	$355
Not designated as hedging instruments:
Foreign exchange contracts:	Prepaid expenses and other current assets	$18	$61	Other accrued expenses and liabilities	$15	$57
Equity contracts:	Prepaid expenses and other current assets	2	12	Other accrued expenses and liabilities	30	3
	Fair value of derivative assets	$20	$72	Fair value of derivative liabilities	$45	$60

Total Derivatives		$940	$942		$352	$415
Total debt designated as hedging instruments(1):
Short-term debt		N/A	N/A		$—	$—
Long-term debt		N/A	N/A		6,692	6,471
		N/A	N/A		$6,692	$6,471

Total		$940	$942		$7,044	$6,886

N/A - not applicable

(1) Debt designated as hedging instruments are reported at carrying value.

At March 31, 2018, the following amounts were recorded in the Consolidated Statement of Financial Position related to cumulative basis adjustments for fair value hedges:

(Dollars in millions)		Cumulative Amount of
Line Item in the	Carrying Amount of the	Fair Value Hedging Adjustment
Consolidated Statement of Financial Position	Hedged Item	Included in the Carrying
in which the Hedged Item is Included	Assets/(Liabilities)	Amount of Assets/(Liabilities)
Short-term debt	$(744)	$5
Long-term debt	$(9,503)	$(348	) (1)

(1) Includes ($190) million of hedging adjustments on discontinued hedging relationships.

Notes to Consolidated Financial Statements — (continued)

The Effect of Derivative Instruments in the Consolidated Statement of Earnings

The total amounts of income and expense line items presented in the Consolidated Statement of Earnings in which the effects of fair value hedges, cash flow hedges, net investment hedges and derivatives not designated as hedging instruments are recorded and the total effect of hedge activity on these income and expense line items, are as follows:

					Other
(Dollars in millions)	Cost of	Cost of	Cost of	SG&A	(Income) and	Interest
For the three months ended March 31, 2018:	Services	Sales	Financing	Expense	Expense	Expense
Total	$8,835	$1,722	$269	$5,445	$413	$165
Gains/(losses) of total hedge activity	19	(17)	23	(33)	49	(15)

	Gain (Loss) Recognized in Earnings
	Consolidated	Recognized on		Attributable to Risk
(Dollars in millions)	Statement of	Derivatives		Being Hedged(2)
For the three months ended March 31:	Earnings Line Item	2018	2017	2018	2017
Derivative instruments in fair value hedges(1):
Interest rate contracts	Cost of financing	$(80)	$(1)	$96	$23
	Interest expense	(72)	(1)	87	20
Derivative instruments not designated as hedging instruments:
Foreign exchange contracts	Other (income) and expense	(55)	(76)	N/A	N/A
Equity contracts	SG&A expense	(14)	46	N/A	N/A
Total		$(222)	$(32)	$182	$42

	Gain (Loss) Recognized in Earnings and Other Comprehensive Income
(Dollars in millions)			Consolidated	Reclassified		Amounts Excluded from
For the three months	Recognized in OCI		Statement of	from AOCI		Effectiveness Testing(3)
ended March 31:	2018	2017	Earnings Line Item	2018	2017	2018	2017
Derivative instruments in cash flow hedges:
Interest rate contracts	$—	$—	Interest expense	$(34)	$(7)	$—	$—
Foreign exchange contracts	61	(33)	Other (income) and expense	104	65	—	1
			Cost of sales	(17)	11	—	—
			Cost of services	19	8	—	—
			SG&A expense	(18)	20	—	—
Instruments in net investment hedges(4):
Foreign exchange	(204)	(282)	Cost of financing	—	—	7	—
contracts			Interest expense	—	—	5	19
Total	$(143)	$(315)		$54	$98	$12	$20

Prior period gain or loss amounts and presentation are not conformed to the new hedge accounting guidance that the company adopted in 2018. Refer to note 2, “Accounting Changes,” for further information.

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

(3)         The company’s policy is to recognize all fair value changes in amounts excluded from effectiveness testing in net income each period.

(4)         Instruments in net investment hedges include derivative and non-derivative instruments.

Notes to Consolidated Financial Statements — (continued)

For the three months ending March 31, 2018 and 2017, there were no material gains or losses excluded from the assessment of hedge effectiveness (for fair value or cash flow hedges), or associated with an underlying exposure that did not or was not expected to occur (for cash flow hedges); nor are there any anticipated in the normal course of business.

5. Financing Receivables: Financing receivables primarily consist of investment in sales-type and direct financing leases, commercial financing receivables and client loan and installment payment receivables (loans). Investment in sales-type and direct financing leases relates principally to the company’s systems products and are for terms ranging generally from two to six years. Commercial financing receivables relate primarily to inventory and accounts receivable financing for dealers and remarketers of IBM and OEM products. Payment terms for inventory and accounts receivable financing generally range from 30 to 90 days. Client loan and installment payment receivables (loans) are provided primarily to clients to finance the purchase of hardware, software and services. Payment terms on these financing arrangements are generally for terms up to seven years. Client loans and installment payment financing contracts are priced independently at competitive market rates.

A summary of the components of the company’s financing receivables is presented as follows:

	Investment in		Client Loan and
	Sales-Type and	Commercial	Installment Payment
(Dollars in millions)	Direct Financing	Financing	Receivables/
At March 31, 2018	Leases	Receivables	(Loans)	Total
Financing receivables, gross	$7,130	$10,120	$12,746	$29,996
Unearned income	(537)	(36)	(628)	(1,201)
Recorded Investment	$6,594	$10,084	$12,118	$28,795
Allowance for credit losses	(112)	(19)	(210)	(341)
Unguaranteed residual value	558	—	—	558
Guaranteed residual value	89	—	—	89
Total financing receivables, net	$7,128	$10,065	$11,908	$29,101
Current portion	$3,102	$10,065	$7,078	$20,245
Noncurrent portion	$4,026	$—	$4,830	$8,856

	Investment in		Client Loan and
	Sales-Type and	Commercial	Installment Payment
(Dollars in millions)	Direct Financing	Financing	Receivables/
At December 31, 2017	Leases	Receivables	(Loans)	Total
Financing receivables, gross	$7,128	$11,649	$13,311	$32,087
Unearned income	(535)	(32)	(644)	(1,210)
Recorded Investment	$6,593	$11,617	$12,667	$30,877
Allowance for credit losses	(103)	(21)	(211)	(336)
Unguaranteed residual value	630	—	—	630
Guaranteed residual value	100	—	—	100
Total financing receivables, net	$7,220	$11,596	$12,456	$31,272
Current portion	$2,900	$11,596	$7,226	$21,721
Noncurrent portion	$4,320	$—	$5,230	$9,550

The company utilizes certain of its financing receivables as collateral for non-recourse borrowings. Financing receivables pledged as collateral for borrowings were $687 million and $773 million at March 31, 2018 and December 31, 2017, respectively.

The company did not have any financing receivables held for sale as of March 31, 2018 and December 31, 2017.

Notes to Consolidated Financial Statements — (continued)

Financing Receivables by Portfolio Segment

The following tables present the recorded investment by portfolio segment and by class, excluding commercial financing receivables and other miscellaneous financing receivables at March 31, 2018 and December 31, 2017. Commercial financing receivables are excluded from the presentation of financing receivables by portfolio segment, as they are short term in nature and the current estimated risk of loss and resulting impact to the company’s financing results are not material. The company determines its allowance for credit losses based on two portfolio segments: lease receivables and loan receivables, and further segments the portfolio into three classes: Americas, Europe/Middle East/Africa (EMEA) and Asia Pacific.

(Dollars in millions)
At March 31, 2018	Americas	EMEA	Asia Pacific	Total
Recorded Investment
Lease receivables	$3,898	$1,337	$1,359	$6,594
Loan receivables	6,272	3,493	2,353	12,118
Ending balance	$10,170	$4,829	$3,712	$18,711
Recorded investment collectively evaluated for impairment	$10,038	$4,775	$3,632	$18,446
Recorded investment individually evaluated for impairment	$132	$54	$80	$265

Allowance for credit losses
Beginning balance at January 1, 2018
Lease receivables	$63	$9	$31	$103
Loan receivables	108	52	51	211
Total	$172	$61	$82	$314
Write-offs	$(1)	$(1)	$0	$(2)
Recoveries	0	—	—	0
Provision	9	(5)	1	5
Other	1	2	2	4
Ending balance at March 31, 2018	$180	$57	$85	$322
Lease receivables	$71	$8	$33	$112
Loan receivables	$109	$49	$52	$210

Related allowance, collectively evaluated for impairment	$50	$14	$7	$71
Related allowance, individually evaluated for impairment	$131	$43	$78	$251

The average recorded investment of impaired leases and loans for Americas, EMEA and Asia Pacific was $130 million, $55 million and $81 million, respectively, for the three months ended March 31, 2018 and $173 million, $23 million and $161 million, respectively, for the three months ended March 31, 2017.  Both interest income recognized and interest income recognized on a cash basis on impaired leases and loans were immaterial for the three months ended March 31, 2018 and 2017.

Notes to Consolidated Financial Statements — (continued)

(Dollars in millions)
At December 31, 2017:	Americas	EMEA	Asia Pacific	Total
Recorded Investment
Lease receivables	$3,911	$1,349	$1,333	$6,593
Loan receivables	6,715	3,597	2,354	12,667
Ending balance	$10,626	$4,946	$3,687	$19,259
Recorded investment collectively evaluated for impairment	$10,497	$4,889	$3,604	$18,990
Recorded investment individually evaluated for impairment	$129	$57	$83	$269

Allowance for credit losses
Beginning balance at January 1, 2017
Lease receivables	$54	$4	$76	$133
Loan receivables	169	18	89	276
Total	$223	$22	$165	$410
Write-offs	$(51)	$(1)	$(85)	$(137)
Recoveries	1	1	0	2
Provision	(8)	29	(4)	16
Other	7	11	6	24
Ending balance at December 31, 2017	$172	$61	$82	$314
Lease receivables	$63	$9	$31	$103
Loan receivables	$108	$52	$51	$211

Related allowance, collectively evaluated for impairment	$43	$15	$6	$64
Related allowance, individually evaluated for impairment	$128	$46	$76	$250

Write-offs of lease receivables and loan receivables were $55 million and $82 million, respectively, for the year ended December 31, 2017.  Provisions for credit losses recorded for lease receivables and loan receivables were $9 million and $7 million, respectively, for the year ended December 31, 2017.

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

Past Due Financing Receivables

The company considers a client’s financing receivable balance past due when any installment is aged over 90 days. The following table summarizes information about the recorded investment in leases and loans financing receivables, including recorded investments aged over 90 days and still accruing, billed invoices aged over 90 days and recorded investment not accruing.

Notes to Consolidated Financial Statements — (continued)

			Recorded	Billed	Recorded
	Total	Recorded	Investment	Invoices	Investment
(Dollars in millions)	Recorded	Investment	> 90 Days and	> 90 Days and	Not
At March 31, 2018:	Investment	> 90 Days (1)	Accruing (1)	Accruing	Accruing (2)
Americas	$3,898	$278	$242	$27	$38
EMEA	1,337	26	9	1	17
Asia Pacific	1,359	48	19	3	29
Total lease receivables	$6,594	$353	$269	$32	$85

Americas	$6,272	$265	$168	$31	$103
EMEA	3,493	103	23	3	80
Asia Pacific	2,353	60	9	4	54
Total loan receivables	$12,118	$427	$200	$38	$237

Total	$18,711	$780	$470	$70	$322

(1) At a contract level, which includes total billed and unbilled amounts for financing receivables aged greater than 90 days.

(2) Of the recorded investment not accruing, $265 million is individually evaluated for impairment with a related allowance of $251 million.

			Recorded	Billed	Recorded
	Total	Recorded	Investment	Invoices	Investment
(Dollars in millions)	Recorded	Investment	> 90 Days and	> 90 Days and	Not
At December 31, 2017:	Investment	> 90 Days (1)	Accruing (1)	Accruing	Accruing (2)(3)
Americas	$3,911	$239	$197	$29	$44
EMEA	1,349	32	5	3	27
Asia Pacific	1,333	57	23	3	36
Total lease receivables	$6,593	$328	$225	$36	$107

Americas	$6,715	$345	$254	$38	$96
EMEA	3,597	90	17	0	74
Asia Pacific	2,354	63	12	3	54
Total loan receivables	$12,667	$498	$283	$41	$224

Total	$19,259	$825	$507	$77	$331

(1) At a contract level, which includes total billed and unbilled amounts for financing receivables aged greater than 90 days.

(2) Of the recorded investment not accruing, $269 million is individually evaluated for impairment with a related allowance of $250 million.

(3) Recast to conform to current period presentation, which includes billed impaired amounts.

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

The following tables present the recorded investment net of allowance for credit losses for each class of receivables, by credit quality indicator, at March 31, 2018 and December 31, 2017. Receivables with a credit quality indicator ranging from Aaa to Baa3 are considered investment grade. All others are considered non-investment grade. The credit quality indicators do not reflect mitigation actions that the company takes to transfer credit risk to third parties.

Notes to Consolidated Financial Statements — (continued)

(Dollars in millions)	Lease Receivables			Loan Receivables
At March 31, 2018:	Americas	EMEA	Asia Pacific	Americas	EMEA	Asia Pacific
Credit Ratings:
Aaa — Aa3	$391	$53	$56	$629	$137	$98
A1 — A3	824	161	567	1,327	417	984
Baa1 — Baa3	983	373	341	1,583	968	592
Ba1 — Ba2	687	441	188	1,107	1,143	327
Ba3 — B1	522	196	95	840	508	164
B2 — B3	373	94	64	600	243	112
Caa — D	47	11	14	76	29	25
Total	$3,827	$1,329	$1,326	$6,163	$3,444	$2,301

(Dollars in millions)	Lease Receivables			Loan Receivables
At December 31, 2017:	Americas	EMEA	Asia Pacific	Americas	EMEA	Asia Pacific
Credit Ratings:
Aaa — Aa3	$422	$49	$68	$724	$129	$120
A1 — A3	855	190	544	1,469	502	961
Baa1 — Baa3	980	371	337	1,683	982	596
Ba1 — Ba2	730	448	184	1,253	1,186	325
Ba3 — B1	443	192	89	760	508	157
B2 — B3	367	77	64	630	204	113
Caa — D	51	13	18	88	34	31
Total	$3,847	$1,340	$1,302	$6,607	$3,545	$2,303

Troubled Debt Restructurings

The company did not have any significant troubled debt restructurings during the three months ended March 31, 2018 or for the year ended December 31, 2017.

6. Stock-Based Compensation: Stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized over the employee requisite service period. The following table presents total stock-based compensation cost included in income from continuing operations.

(Dollars in millions)
For the three months ended March 31:	2018	2017
Cost	$20	$23
Selling, general and administrative	81	91
Research, development and engineering	16	15
Pre-tax stock-based compensation cost	116	129
Income tax benefits	(35)	(48)
Total net stock-based compensation cost	$81	$81

Pre-tax stock-based compensation cost for the three months ended March 31, 2018 decreased $13 million compared to the corresponding period in the prior year. This was due to decreases related to performance share units ($6 million), restricted stock units ($5 million) and the conversion of stock-based awards previously issued by acquired entities ($1 million).

As of March 31, 2018, the total unrecognized compensation cost of $733 million related to non-vested awards was expected to be recognized over a weighted-average period of approximately 2.4 years.

There was no significant capitalized stock-based compensation cost at March 31, 2018 and 2017.

Notes to Consolidated Financial Statements — (continued)

7. Segments: The tables below reflect the continuing operations results of the company’s segments consistent with the management and measurement system utilized within the company. Performance measurement is based on operating pre-tax income from continuing operations. The segments represent components of the company for which separate financial information is available that is utilized on a regular basis by the chief operating decision maker (the chief executive officer) in determining how to allocate resources and evaluate performance.

SEGMENT INFORMATION

			Technology
		Global	Services &
	Cognitive	Business	Cloud		Global	Total
(Dollars in millions)	Solutions	Services	Platforms	Systems	Financing	Segments
For the three months ended March 31, 2018:
External revenue	$4,299	$4,174	$8,625	$1,500	$405	$19,003
Internal revenue	780	89	141	153	429	1,592
Total revenue	$5,079	$4,263	$8,766	$1,653	$834	$20,595
Pre-tax income/(loss) from continuing operations	$1,333	$145	$436	$(203)	$377	$2,088
Revenue year-to-year change	6.3%	4.2%	4.7%	5.8%	8.6%	5.2%
Pre-tax income year-to-year change	5.1%	(48.6)%	(35.2)%	7.9%	21.3%	(11.0)%
Pre-tax income margin	26.2%	3.4%	5.0%	(12.3)%	45.1%	10.1%

For the three months ended March 31, 2017:
External revenue	$4,062	$4,006	$8,216	$1,395	$405	$18,083
Internal revenue	716	86	160	167	363	1,492
Total revenue	$4,778	$4,092	$8,376	$1,562	$768	$19,576
Pre-tax income/(loss) from continuing operations *	$1,268	$281	$673	$(188)	$311	$2,346

Pre-tax income/(loss) margin *	26.5%	6.9%	8.0%	(12.0)%	40.4%	12.0%

* Recast to reflect adoption of the FASB guidance on presentation of net benefit cost.

Reconciliations to IBM as Reported:

(Dollars in millions)
For the three months ended March 31:	2018	2017
Revenue:
Total reportable segments	$20,595	$19,576
Eliminations of internal transactions	(1,592)	(1,492)
Other revenue	69	71
Total consolidated revenue	$19,072	$18,155
Pre-tax income from continuing operations:
Total reportable segments	$2,088	$2,346 *
Amortization of acquired intangible assets	(203)	(249)
Acquisition-related (charges)/income	0	(13)
Non-operating retirement-related (costs)/income	(402)	(347)*
Eliminations of internal transactions	(218)	(227)
Unallocated corporate amounts	(130)	(87)
Total pre-tax income from continuing operations	$1,136	$1,424

* Recast to reflect adoption of the FASB guidance on presentation of net benefit cost.

Notes to Consolidated Financial Statements — (continued)

8. Equity Activity:

Reclassifications and Taxes Related to Items of Other Comprehensive Income

(Dollars in millions)	Before Tax	Tax (Expense)/	Net of Tax
For the three months ended March 31, 2018:	Amount	Benefit	Amount
Other comprehensive income/(loss):
Foreign currency translation adjustments	$(167)	$51	$(115)
Net changes related to available-for-sale securities:
Unrealized gains/(losses) arising during the period	$(2)	$1	$(2)
Reclassification of (gains)/losses to other (income) and expense	0	0	0
Total net changes related to available-for-sale securities	$(3)	$1	$(2)
Unrealized gains/(losses) on cash flow hedges:
Unrealized gains/(losses) arising during the period	$61	$(9)	$51
Reclassification of (gains)/losses to:
Cost of sales	17	(5)	12
Cost of services	(19)	5	(14)
SG&A expense	18	(5)	13
Other (income) and expense	(104)	26	(78)
Interest expense	34	(8)	25
Total unrealized gains/(losses) on cash flow hedges	$7	$3	$10
Retirement-related benefit plans(1):
Prior service costs/(credits)	$(1)	$0	$(1)
Net (losses)/gains arising during the period	2	(1)	1
Curtailments and settlements	0	0	0
Amortization of prior service (credits)/costs	(19)	5	(14)
Amortization of net (gains)/losses	753	(203)	550
Total retirement-related benefit plans	$735	$(199)	$537
Other comprehensive income/(loss)	$573	$(143)	$430

(1) These AOCI components are included in the computation of net periodic pension cost. (See note 9, “Retirement-Related Benefits,” for additional information.)

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

(1)   These AOCI components are included in the computation of net periodic pension cost. (See note 9, “Retirement-Related Benefits,” for additional information.)

Notes to Consolidated Financial Statements — (continued)

Accumulated Other Comprehensive Income/(Loss) (net of tax)

			Net Change	Net Unrealized
	Net Unrealized	Foreign	Retirement-	Gains/(Losses)	Accumulated
	Gains/(Losses)	Currency	Related	on Available-	Other
	on Cash Flow	Translation	Benefit	For-Sale	Comprehensive
(Dollars in millions)	Hedges	Adjustments*	Plans	Securities	Income/(Loss)
January 1, 2018	$35	$(2,834)	$(23,796)	$3	$(26,592)
Cumulative effect of a change in accounting principle **	5	46	(2,471)	(2)	(2,422)
Other comprehensive income before reclassifications	51	(115)	0	(2)	(65)
Amount reclassified from accumulated other comprehensive income	(41)	0	537	0	495
Total change for the period	10	(115)	537	(2)	430
March 31, 2018	$50	$(2,903)	$(25,730)	$(1)	$(28,583)

*    Foreign currency translation adjustments are presented gross except for any associated hedges which are presented net of tax.

**  Reflects the adoption of the FASB guidance on stranded tax effects, hedging and financial instruments. Refer to note 2, “Accounting Changes”.

			Net Change	Net Unrealized
	Net Unrealized	Foreign	Retirement-	Gains/(Losses)	Accumulated
	Gains/(Losses)	Currency	Related	on Available-	Other
	on Cash Flow	Translation	Benefit	For-Sale	Comprehensive
(Dollars in millions)	Hedges	Adjustments*	Plans	Securities	Income/(Loss)
January 1, 2017	$319	$(3,603)	$(26,116)	$2	$(29,398)
Other comprehensive income before reclassifications	(25)	270	40	(1)	284
Amount reclassified from accumulated other comprehensive income	(64)	0	466	1	404
Total change for the period	(89)	270	507	0	688
March 31, 2017	$230	$(3,333)	$(25,609)	$2	$(28,710)

*  Foreign currency translation adjustments are presented gross except for any associated hedges which are presented net of tax.

9. Retirement-Related Benefits: The company offers defined benefit pension plans, defined contribution pension plans, as well as nonpension postretirement plans primarily consisting of retiree medical benefits. The following table provides the pre-tax cost for all retirement-related plans.

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended March 31:	2018	2017	Change
Retirement-related plans — cost
Defined benefit and contribution pension plans — cost	$738	$664	11.1%
Nonpension postretirement plans — cost	51	61	(17.2)
Total	$788	$725	8.7%

Notes to Consolidated Financial Statements — (continued)

The following table provides the components of the cost/(income) for the company’s pension plans.

Cost/(Income) of Pension Plans

(Dollars in millions)	U.S. Plans		Non-U.S. Plans
For the three months ended March 31:	2018	2017	2018	2017
Service cost	$—	$—	$104	$101
Interest cost (1)	430	479	215	201
Expected return on plan assets (1)	(676)	(754)	(348)	(317)
Amortization of prior service costs/(credits) (1)	4	4	(21)	(24)
Recognized actuarial losses (1)	384	337	359	361
Curtailments and settlements (1)	—	—	0	(1)
Multi-employer plans	—	—	10	9
Other costs (1)	—	—	7	5
Total net periodic pension (income)/cost of defined benefit plans	143	67	327	335
Cost of defined contribution plans	160	162	108	101
Total defined benefit and contribution plans cost recognized in the Consolidated Statement of Earnings	$303	$228	$434	$436

(1)   These components of net periodic pension cost are included in other (income) and expense in the Consolidated Statement of Earnings.

In 2018, the company expects to contribute approximately $400 million to its non-U.S. defined benefit and multi-employer plans, the largest of which will be contributed to the defined benefit pension plans in Japan, Spain and the UK. This amount generally represents the legally mandated minimum contribution. Total contributions to the non-U.S. plans in the first three months of 2018 were $191 million, of which $44 million was in cash and $147 million in U.S. Treasury securities. Total net contributions to the non-U.S. plans in the first three months of 2017 were $182 million, of which $40 million was in cash and $142 million in U.S. Treasury securities. The contribution of U.S. Treasury securities is considered a non-cash transaction in the Consolidated Statement of Cash Flows.

The following table provides the components of the cost for the company’s nonpension postretirement plans.

Cost of Nonpension Postretirement Plans

(Dollars in millions)	U.S. Plan		Non-U.S. Plans
For the three months ended March 31:	2018	2017	2018	2017
Service cost	$3	$4	$1	$1
Interest cost (1)	33	38	13	14
Expected return on plan assets (1)	—	—	(1)	(2)
Amortization of prior service costs/(credits) (1)	(2)	(2)	0	0
Recognized actuarial losses (1)	2	5	1	2
Curtailments and settlements (1)	—	—	0	0
Total nonpension postretirement plan cost recognized in Consolidated Statement of Earnings	$37	$46	$14	$16

(1)   These components of net periodic pension cost are included in other (income) and expense in the Consolidated Statement of Earnings.

The company contributed $120 million in U.S. Treasury securities to the U.S. nonpension postretirement benefit plan during the three months ended March 31, 2018, and $135 million in U.S. Treasury securities during the three months ended March 31, 2017. The contribution of U.S. Treasury securities is considered a non-cash transaction in the Consolidated Statement of Cash Flows.

Notes to Consolidated Financial Statements — (continued)

10. Intangible Assets Including Goodwill:  The following table details the company’s intangible asset balances by major asset class:

	At March 31, 2018
(Dollars in millions)	Gross Carrying	Accumulated	Net Carrying
Intangible asset class	Amount	Amortization	Amount
Capitalized software	$1,540	$(746)	$794
Client relationships	2,329	(1,135)	1,194
Completed technology	2,571	(1,454)	1,117
Patents/trademarks	661	(274)	387
Other*	47	(17)	30
Total	$7,149	$(3,627)	$3,521

* Other intangibles are primarily acquired proprietary and non-proprietary business processes, methodologies and systems.

	At December 31, 2017
(Dollars in millions)	Gross Carrying	Accumulated	Net Carrying
Intangible asset class	Amount	Amortization	Amount
Capitalized software	$1,600	$(790)	$810
Client relationships	2,358	(1,080)	1,278
Completed technology	2,586	(1,376)	1,210
Patents/trademarks	668	(256)	413
Other*	47	(16)	31
Total	$7,260	$(3,518)	$3,742

* Other intangibles are primarily acquired proprietary and non-proprietary business processes, methodologies and systems.

The net carrying amount of intangible assets decreased $221 million during the first quarter of 2018, primarily due to intangible asset amortization, partially offset by additions resulting from capitalized software. The aggregate intangible amortization expense was $340 million and $390 million for the quarters ended March 31, 2018 and 2017, respectively. In addition, in the first three months of 2018, the company retired $231 million of fully amortized intangible assets, impacting both the gross carrying amount and accumulated amortization by this amount.

The amortization expense for each of the five succeeding years relating to intangible assets currently recorded in the Consolidated Statement of Financial Position is estimated to be the following at March 31, 2018:

	Capitalized	Acquired
(Dollars in millions)	Software	Intangibles	Total
2018 (for Q2 - Q4)	$378	$607	$986
2019	292	672	964
2020	115	560	675
2021	8	446	454
2022	—	377	377

The change in the goodwill balances by reportable segment, for the three months ended March 31, 2018 and for the year ended December 31, 2017 are as follows:

Notes to Consolidated Financial Statements — (continued)

					Foreign
					Currency
			Purchase		Translation
(Dollars in millions)	Balance	Goodwill	Price		And Other	Balance
Segment	01/01/18	Additions	Adjustments	Divestitures	Adjustments*	3/31/18
Cognitive Solutions	$19,665	$—	$0	$(1)	$(76)	$19,589
Global Business Services	4,813	—	—	—	39	4,852
Technology Services & Cloud Platforms	10,447	—	0	—	(15)	10,433
Systems	1,862	—	—	—	(5)	1,858
Total	$36,788	$—	$0	$(1)	$(56)	$36,732

* Primarily driven by foreign currency translation.

					Foreign
					Currency
			Purchase		Translation
(Dollars in millions)	Balance	Goodwill	Price		And Other	Balance
Segment	01/01/17	Additions	Adjustments	Divestitures	Adjustments*	12/31/17
Cognitive Solutions	$19,484	$3	$(38)	$(20)	$235	$19,665
Global Business Services	4,607	—	2	—	204	4,813
Technology Services & Cloud Platforms	10,258	13	(2)	—	179	10,447
Systems	1,850	—	0	—	13	1,862
Total	$36,199	$16	$(38)	$(20)	$631	$36,788

* Primarily driven by foreign currency translation.

There were no goodwill impairment losses recorded during the first three months of 2018 or the full year of 2017 and the company has no accumulated impairment losses.

Purchase price adjustments recorded in the first three months of 2018 and full year 2017 were related to acquisitions that were completed on or prior to December 31, 2017 or September 30, 2017, respectively, and were still subject to the measurement period that ends at the earlier of 12 months from the acquisition date or when information becomes available. Net purchase price adjustments recorded during the first three months of 2018 were not material. Net purchase price adjustments of $38 million were recorded during 2017, with the primary drivers being deferred tax assets, other taxes payable and other current liabilities associated with the Truven Health Analytics, Inc. and The Weather Company acquisitions.

11. Borrowings:

Short-Term Debt

	At March 31,	At December 31,
(Dollars in millions)	2018	2017
Commercial paper	$1,997	$1,496
Short-term loans	221	276
Long-term debt — current maturities	3,758	5,214
Total	$5,977	$6,987

The weighted-average interest rate for commercial paper at March 31, 2018 and December 31, 2017 was 1.8 percent and 1.5 percent, respectively. The weighted-average interest rate for short-term loans was 7.6 percent and 8.8 percent at March 31, 2018 and December 31, 2017, respectively.

Notes to Consolidated Financial Statements — (continued)

Long-Term Debt

Pre-Swap Borrowing

		Balance	Balance
(Dollars in millions)	Maturities	3/31/2018	12/31/2017
U.S. dollar debt (average interest rate at March 31, 2018):*
7.2%	2018	$1,774	$4,640
2.8%	2019	5,619	5,540
2.0%	2020	3,396	3,416
2.4%	2021	5,248	4,129
2.4%	2022	3,404	3,481
3.3%	2023	2,250	1,547
3.6%	2024	2,000	2,000
7.0%	2025	600	600
3.5%	2026	1,350	1,350
4.7%	2027	969	969
6.5%	2028	313	313
3.7%	2030	30	—
5.9%	2032	600	600
8.0%	2038	83	83
5.6%	2039	745	745
4.0%	2042	1,107	1,107
7.0%	2045	27	27
4.7%	2046	650	650
7.1%	2096	316	316
		$30,481	$31,515
Other currencies (average interest rate at March 31, 2018, in parentheses):*
Euros (1.5%)	2019—2029	$10,780	$10,502
Pound sterling (2.7%)	2020—2022	1,474	1,420
Japanese yen (0.3%)	2022—2026	1,370	1,291
Other (5.7%)	2018—2021	636	717
		$44,740	$45,445
Less: net unamortized discount		822	826
Less: net unamortized debt issuance costs		93	93
Add: fair value adjustment**		343	526
		$44,168	$45,052
Less: current maturities		3,758	5,214
Total		$40,410	$39,837

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

During the third quarter of 2017, IBM Credit LLC, a wholly owned subsidiary of the company, filed a shelf registration statement with the Securities and Exchange Commission (SEC) allowing it to offer for sale public debt securities. In 2017, IBM Credit LLC issued fixed and floating rate debt securities in the aggregate amount of $3.0 billion with maturity dates ranging from 2019 to 2022. During the first quarter of 2018, IBM Credit LLC issued fixed and floating rate debt securities in the aggregate amount of $2.0 billion with maturity dates ranging from 2021 to 2023. This debt is included in the long-term debt table above.

The company’s indenture governing its debt securities and its various credit facilities each contain significant covenants which obligate the company to promptly pay principal and interest, limit the aggregate amount of secured indebtedness and sale and leaseback transactions to 10 percent of the company’s consolidated net tangible assets, and restrict the company’s

Notes to Consolidated Financial Statements — (continued)

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

Pre-swap annual contractual maturities of long-term debt outstanding at March 31, 2018, are as follows:

(Dollars in millions)	Total
2018 (for Q2 - Q4)	$2,112
2019	6,975
2020	6,458
2021	6,491
2022	4,333
2023 and beyond	18,370
Total	$44,740

Interest on Debt

(Dollars in millions)
For the three months ended March 31:	2018	2017
Cost of financing	$182	$158
Interest expense	165	135
Interest capitalized	3	0
Total interest paid and accrued	$349	$293

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

The company records a provision with respect to a claim, suit, investigation or proceeding when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Any recorded liabilities, including any changes to such liabilities for the quarter ended March 31, 2018 were not material to the Consolidated Financial Statements.

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

Notes to Consolidated Financial Statements — (continued)

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

Following the 2017 final judgment of the Appeal Court in London holding that IBM UK acted lawfully in 2010 in closing its UK defined benefit plans to future accruals for most participants and in implementing a new retirement policy, the Employment Tribunal in Southampton UK is expected to address approximately 290 individual actions alleging constructive dismissal and age discrimination brought against IBM UK in 2010 by employees who left the company at that time. The individual actions were previously stayed.

Notes to Consolidated Financial Statements — (continued)

In May 2015, a putative class action was commenced in the United States District Court for the Southern District of New York related to the company’s October 2014 announcement that it was divesting its global commercial semiconductor technology business, alleging violations of the Employee Retirement Income Security Act (“ERISA”). Management’s Retirement Plans Committee and three current or former IBM executives are named as defendants. On September 29, 2017, the Court granted the defendants’ motion to dismiss the first amended complaint. Plaintiffs appealed to the Second Circuit Court of Appeals and the matter remains pending.

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

The company is also subject to ongoing tax examinations and governmental assessments in various jurisdictions. Along with many other U.S. companies doing business in Brazil, the company is involved in various challenges with Brazilian tax authorities regarding non-income tax assessments and non-income tax litigation matters. The total potential amount related to all these matters for all applicable years is approximately $1.0 billion. The company believes it will prevail on these matters and that this amount is not a meaningful indicator of liability.

13. Commitments: The company’s extended lines of credit to third-party entities include unused amounts of $7,909 million and $8,111 million at March 31, 2018 and December 31, 2017, respectively. A portion of these amounts was available to the company’s business partners to support their working capital needs. In addition, the company has committed to provide future financing to its clients in connection with client purchase agreements for approximately $3,357 million and $3,569 million at March 31, 2018 and December 31, 2017, respectively.

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

In addition, the company guarantees certain loans and financial commitments. The maximum potential future payment under these financial guarantees was $18 million and $19 million at March 31, 2018 and December 31, 2017, respectively. The fair value of the guarantees recognized in the Consolidated Statement of Financial Position is not material.

Notes to Consolidated Financial Statements — (continued)

Changes in the company’s warranty liability for standard warranties and deferred income for extended warranty are presented in the following tables.

Standard Warranty Liability

(Dollars in millions)	2018	2017
Balance at January 1	$152	$156
Current period accruals	25	32
Accrual adjustments to reflect actual experience	(14)	1
Charges incurred	(32)	(41)
Balance at March 31	$130	$147

Extended Warranty Liability

(Dollars in millions)	2018	2017
Aggregate deferred revenue at January 1	$566	$531
Revenue deferred for new extended warranty contracts	46	58
Amortization of deferred revenue	(69)	(68)
Other*	5	7
Aggregate deferred revenue at March 31	$548	$528
Current portion	$260	$250
Noncurrent portion	$288	$278

* Other primarily consists of foreign currency translation adjustments.

14. Taxes: For the three months ended March 31, 2018, the company reported a benefit from income taxes of $540 million and its effective tax rate was (47.5) percent. This benefit was primarily driven by the resolution of certain tax matters relating to the ongoing U.S. Federal audit of the company’s 2013-2014 tax returns and the completion of the U.S. Federal audit of amended tax returns filed for prior years. The reserve redeterminations from the U.S. Federal audits and other discrete matters resulted in a benefit of $807 million. This benefit was partially offset by a discrete provisional charge of $107 million as a result of the January 2018 Internal Revenue Service (IRS) guidance related to U.S. tax reform. In the first quarter of 2017, the company reported a benefit from income taxes of $329 million, and its effective tax rate was (23.1) percent, primarily driven by a discrete tax benefit of $582 million related to an intra-entity transfer of assets, which was partially offset by a discrete tax charge of $99 million related to foreign audit activity.

In the first quarter of 2018, the IRS issued a Revenue Agent’s Report (“RAR”) relating to the ongoing audit of the company’s U.S. income tax returns for 2013 and 2014. The company has agreed with all of the adjustments in the RAR. The IRS continues to examine certain cross-border transactions undertaken in 2013. Although the IRS could propose additional adjustments, the company believes it is adequately reserved on these issues. The company has redetermined its unrecognized tax benefits for all open years, based on the RAR and associated information and analysis.

With respect to major U.S. state and foreign taxing jurisdictions, the company is generally no longer subject to tax examinations for years prior to 2013. The company is no longer subject to income tax examination of its U.S. federal tax return for years prior to 2013.  The open years contain matters that could be subject to differing interpretations of applicable tax laws and regulations as it relates to the amount and/or timing of income, deductions and tax credits. Although the outcome of tax audits is always uncertain, the company believes that adequate amounts of tax and interest have been provided for any adjustments that are expected to result for these years.

The amount of unrecognized tax benefits at December 31, 2017 decreased $1,015 million in the first quarter of 2018 to $6,016 million. The decrease was primarily related to the resolution of certain tax matters in relation to the U.S. audits described above. The liability at March 31, 2018 of $6,016 million can be reduced by $599 million of offsetting tax benefits associated with timing adjustments, U.S. tax credits, potential transfer pricing adjustments, and state income taxes. The net amount of $5,417 million, if recognized, would favorably affect the company’s effective tax rate.

The company is involved in a number of income tax-related matters in India challenging tax assessments issued by the India Tax Authorities. As of March 31, 2018, the company has recorded $666 million as prepaid income taxes in India. A

Notes to Consolidated Financial Statements — (continued)

significant portion of this balance represents cash tax deposits paid over time to protect the company’s right to appeal various income tax assessments made by the Indian Tax Authorities. The company believes it will prevail on these matters.

U.S. Tax Reform

On December 22, 2017, the U.S. Tax Cuts and Jobs Act was enacted. U.S. tax reform introduced many changes, including lowering the U.S. corporate tax rate to 21 percent, changes in incentives, provisions to prevent U.S. base erosion and significant changes in the taxation of international income, including provisions which allow for the repatriation of foreign earnings without U.S. tax. The enactment of U.S. tax reform resulted in the company recording a provisional charge of $5,475 million to tax expense in the fourth-quarter and year-ended December 31, 2017. This charge was the result of the one-time U.S. transition tax and any foreign tax costs on undistributed foreign earnings, as well as the remeasurement of deferred tax balances to the new U.S. Federal tax rate.

All components of the provisional charge of $5,475 million were based on the company’s estimates as of December 31, 2017. Specifically, the transition tax, any foreign tax costs, as well as the remeasurement of deferred tax balances are provisional and have been calculated based on existing tax law and the best information available as of the date of estimate. The effect of U.S. tax reform changes on deferred tax assets and liabilities was a benefit of $270 million and was included in the one-time charge. An additional provisional charge of $107 million was recorded in the first quarter as a result of IRS guidance issued in January 2018. The final impact of U.S. tax reform may differ, possibly materially, due to factors such as changes in interpretations and assumptions that the company has made in its assessment, conclusion of the effects of the “Global Intangible Low-Taxed Income” (“GILTI”) provisions, further refinement of the company’s calculations, additional guidance that may be issued by the U.S. government, among other items. The company is still evaluating the Act’s GILTI provisions and has not yet elected an accounting policy.

As these various factors are finalized, any change will be recorded as an adjustment to the provision for, or benefit from, income taxes in the period the amounts are determined, not to exceed 12 months from the date of U.S. tax reform enactment. The company has not completed its assessment and the tax charge remains provisional as of March 31, 2018.

In early April 2018, additional guidance was issued by the IRS related to U.S. tax reform. It is not expected to result in a material change to the company’s provisional charge and will be recorded as part of the second-quarter 2018 tax provision.

Notes to Consolidated Financial Statements — (continued)

15. Earnings Per Share of Common Stock: The following table provides the computation of basic and diluted earnings per share of common stock for the three months ended March 31, 2018 and 2017.

	For the Three Months Ended
	March 31, 2018	March 31, 2017
Number of shares on which basic earnings per share is calculated:
Weighted-average shares outstanding during period	920,680,222	942,440,901
Add — Incremental shares under stock-based compensation plans	3,553,104	4,213,258
Add — Incremental shares associated with contingently issuable shares	1,176,108	1,182,047
Number of shares on which diluted earnings per share is calculated	925,409,434	947,836,207

Income from continuing operations (millions)	$1,675	$1,753
Income/(loss) from discontinued operations, net of tax (millions)	4	(3)
Net income on which basic earnings per share is calculated (millions)	$1,679	$1,750
Income from continuing operations (millions)	$1,675	$1,753
Net income applicable to contingently issuable shares (millions)	—	—
Income from continuing operations on which diluted earnings per share is calculated (millions)	$1,675	$1,753
Income/(loss) from discontinued operations, net of tax, on which basic and diluted earnings per share is calculated (millions)	4	(3)
Net income on which diluted earnings per share is calculated (millions)	$1,679	$1,750

Earnings/(loss) per share of common stock:
Assuming dilution
Continuing operations	$1.81	$1.85
Discontinued operations	0.00	0.00
Total	$1.81	$1.85
Basic
Continuing operations	$1.82	$1.86
Discontinued operations	0.00	0.00
Total	$1.82	$1.86

Stock options to purchase 16,869 shares and 17,917 shares were outstanding as of March 31, 2018 and 2017, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise price during the respective period was greater than the average market price of the common shares, and, therefore, the effect would have been antidilutive.

16. Subsequent Events: On April 24, 2018, the company announced that the Board of Directors approved a quarterly dividend of $1.57 per common share. The dividend is payable June 9, 2018 to shareholders of record on May 10, 2018. The dividend declaration represents an increase of $0.07 per common share, which is 5 percent higher than the prior quarterly dividend of $1.50 per common share.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
FOR THE THREE MONTHS ENDED MARCH 31, 2018

Snapshot

Financial Results Summary — Three Months Ended March 31:

				Yr. to Yr.
				Percent/
(Dollars and shares in millions except per share amounts)				Margin
For the three months ended March 31:	2018	2017		Change
Revenue	$19,072	$18,155		5.1	%*
Gross profit margin	43.2%	43.8	%**	(0.5	)pts.
Total expense and other (income)	$7,111	$6,521	**	9.1%
Total expense and other (income)-to-revenue ratio	37.3%	35.9	%**	1.4	pts.
Income from continuing operations before income taxes	$1,136	$1,424		(20.2)%
Provision for/(benefit from) income taxes from continuing operations	$(540)	$(329)		64.0%
Income from continuing operations	$1,675	$1,753		(4.4)%
Income from continuing operations margin	8.8%	9.7%		(0.9	)pts.
Income/(loss) from discontinued operations, net of tax	$4	$(3)		nm
Net income	$1,679	$1,750		(4.1)%
Earnings per share from continuing operations - assuming dilution	$1.81	$1.85		(2.2)%
Consolidated earnings per share - assuming dilution	$1.81	$1.85		(2.2)%
Weighted-average shares outstanding - assuming dilution	925.4	947.8		(2.4)%

	At 3/31/18	At 12/31/17
Assets	$125,285	$125,356	(0.1)%
Liabilities	$106,995	$107,631	(0.6)%
Equity	$18,290	$17,725	3.2%

*      0.0 percent adjusted for currency.

**   Recast to reflect adoption of the FASB guidance on presentation of net periodic pension and nonpension postretirement benefit costs.

nm - not meaningful

Organization of Information:

Effective January 1, 2018, the company adopted the FASB guidance on presentation of net periodic pension and nonpension postretirement benefit costs (“net benefit cost”). The guidance is primarily a change in financial statement presentation, but did impact the consolidated and reportable segment gross profit margins and expense and other income. As a result, the company aligned its presentation of operating (non-GAAP) earnings to conform to the FASB presentation of these costs in the Consolidated Statement of Earnings. The periods presented in this Form 10-Q are reported on a comparable basis. The company filed a Form 8-K on March 29, 2018 to recast its historical consolidated and segment information to reflect the change.

Currency:

The references to “adjusted for currency” or “at constant currency” in the Management Discussion do not include operational impacts that could result from fluctuations in foreign currency rates. When the company refers to growth rates at constant currency or adjusts such growth rates for currency, it is done so that certain financial results can be viewed without the impact of fluctuations in foreign currency exchange rates, thereby facilitating period-to-period comparisons of its business performance. Financial results adjusted for currency are calculated by translating current period activity in local currency using the comparable prior year period’s currency conversion rate. This approach is used for countries where the functional currency is the local currency. Generally, when the dollar either strengthens or weakens against other currencies, the growth at constant currency rates or adjusting for currency will be higher or lower than growth reported at actual exchange rates. Refer to “Currency Rate Fluctuations” on pages 69 and 70 for additional information.

Management Discussion – (continued)

Operating (non-GAAP) Earnings:

In an effort to provide better transparency into the operational results of the business, the company separates business results into operating and non-operating categories. Operating earnings from continuing operations is a non-GAAP measure that excludes the effects of certain acquisition-related charges, intangible asset amortization expense resulting from basis differences on equity method investments, retirement-related costs, discontinued operations and related tax impacts. For the first quarter of 2018, operating (non-GAAP) earnings also excludes a charge associated with the enactment of the U.S. Tax Cuts and Jobs Act (U.S. tax reform) due to its unique and non-recurring nature. For acquisitions, operating (non-GAAP) earnings exclude the amortization of purchased intangible assets and acquisition-related charges such as in-process research and development, transaction costs, applicable restructuring and related expenses and tax charges related to acquisition integration. These charges are excluded as they may be inconsistent in amount and timing from period to period and are dependent on the size, type and frequency of the company’s acquisitions. All other spending for acquired companies is included in both earnings from continuing operations and in operating (non-GAAP) earnings. Throughout the Management Discussion, the impact of acquisitions over the prior 12-month period may be a driver of higher expense year to year. For retirement-related costs, the company characterizes certain items as operating and others as non-operating. The company includes defined benefit plan and nonpension postretirement benefit plan service cost, multi-employer plan costs and the cost of defined contribution plans in operating earnings. Non-operating retirement-related cost includes defined benefit plan and nonpension postretirement benefit plan amortization of prior service cost, interest cost, expected return on plan assets, amortized actuarial gains/losses, the impacts of any plan curtailments/settlements and pension insolvency costs and other costs. Non-operating retirement-related costs are primarily related to changes in pension plan assets and liabilities which are tied to financial market performance and the company considers these costs to be outside of the operational performance of the business.

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

The following table provides the company’s (non-GAAP) operating earnings for the first quarter of 2018 and 2017.

				Yr. to Yr.
(Dollars in millions except per share amounts)				Percent
For the three months ended March 31:	2018	2017		Change
Net income as reported	$1,679	$1,750		(4.1)%
Income/(loss) from discontinued operations, net of tax	4	(3)		nm
Income from continuing operations	$1,675	$1,753		(4.4)%
Non-operating adjustments (net of tax):
Acquisition-related charges	164	195		(15.8)
Non-operating retirement-related costs/(income)	325	277	**	17.6
U.S. tax reform one-time charge	107	—		nm
Operating (non-GAAP) earnings*	$2,272	$2,224	**	2.1%
Diluted operating (non-GAAP) earnings per share	$2.45	$2.35	**	4.3%

*    See page 73 for a more detailed reconciliation of net income to operating earnings.

**  Recast to reflect adoption of the FASB guidance on presentation of net benefit cost.

nm - not meaningful

Financial Performance Summary — Three Months Ended March 31:

In the first quarter of 2018, the company reported $19.1 billion in revenue, $1.7 billion in income from continuing operations and operating (non-GAAP) earnings of $2.3 billion, resulting in diluted earnings per share from continuing operations of $1.81 as reported and $2.45 on an operating (non-GAAP) basis. The company also generated $4.6 billion in cash from operations and $1.3 billion in free cash flow in the first quarter of 2018 and delivered shareholder returns of $2.2 billion through gross common stock repurchases and dividends. The first-quarter results demonstrate the work the company has done to reposition the business to lead in the high-value segments of IT, its differentiated value proposition and that its financial strategy and model are built to deliver to clients and shareholders over the long term.

Management Discussion – (continued)

Total consolidated revenue increased 5.1 percent as reported and was flat year to year adjusted for currency. The company continued to have solid revenue growth in its strategic imperatives, led by cloud and security. Year-to-year revenue performance in the first quarter of 2018 improved sequentially compared to the fourth quarter of 2017 growth rates in the Cognitive Solutions, Global Business Services (GBS) and Technology Services & Cloud Platforms segments.

From a segment perspective, Cognitive Solutions revenue increased 5.8 percent as reported and 2 percent adjusted for currency, compared to first-quarter 2017, with continued growth in security software and industry platforms and a return to growth in analytics. GBS revenue increased 4.2 percent as reported, but decreased 1 percent adjusted for currency. Consulting increased 5.5 percent as reported and was flat adjusted for currency and Application Management increased 4.1 percent as reported, but decreased 2 percent adjusted for currency. Within GBS, strategic imperatives revenue increased 12 percent as reported and 6 percent adjusted for currency year to year reflecting the ongoing shift to areas of higher client value. Technology Services & Cloud Platforms increased 5.0 percent as reported, but decreased 1 percent adjusted for currency, representing a sequential improvement of 6.2 points as reported and 3 points adjusted for currency, from fourth-quarter 2017 growth rates. Within Technology Services & Cloud Platforms, strategic imperatives revenue was up 24 percent as reported and 19 percent adjusted for currency year to year. Systems increased 7.5 percent as reported and 4 percent adjusted for currency driven by strong growth in IBM Z and a second consecutive quarter of growth in Power Systems.

Strategic imperatives revenue of $9.0 billion increased 15 percent as reported and 10 percent adjusted for currency in the first quarter, with double-digit growth in cloud, security and mobile, as the company continues to build new platforms and solutions and embeds cloud and AI capabilities across the business. Strategic imperatives revenue over the last 12 months was $37.7 billion, an increase of 12 percent as reported and 10 percent adjusted for currency, representing 47 percent of the company’s total revenue. Total Cloud revenue in the first quarter of 2018 of $4.2 billion increased 20 percent as reported and 14 percent adjusted for currency, with as-a-Service revenue up 25 percent as reported and 20 percent adjusted for currency. The annual exit run rate for as-a-Service revenue increased to $10.7 billion in the first quarter of 2018 compared to $8.6 billion in the first quarter of 2017. Analytics revenue of $4.8 billion increased 9 percent as reported and 4 percent adjusted for currency. Mobile revenue increased 19 percent as reported and 14 percent adjusted for currency and Security revenue increased 65 percent (60 percent adjusted for currency), reflecting strong demand for the company’s highly-integrated security software, security managed services and the pervasive encryption capabilities in the z14 mainframe, and growth in security software solutions.

From a geographic perspective, Americas revenue was flat year to year as reported and adjusted for currency, with a decline in the U.S, offset by growth in Canada and Latin America. Europe/Middle East/Africa (EMEA) increased 13.6 percent as reported and 1 percent adjusted for currency. This represented sequential improvement of 7.5 points as reported (2 points adjusted for currency) compared to fourth-quarter 2017 growth rates. Performance in EMEA in the first quarter of 2018 included mixed results across the major countries, with increased revenue in France and Spain as reported and adjusted for currency, while Germany, the UK and Italy all had growth as reported, but declined adjusted for currency. Asia Pacific increased 4.8 percent as reported (flat adjusted for currency), which was a 6.8 point improvement as reported (2 points adjusted for currency) compared to the fourth-quarter 2017 growth rates. In the quarter, China and India increased as reported and adjusted for currency. Japan increased as reported, but declined adjusted for currency.

The consolidated gross margin of 43.2 percent decreased 0.5 points year to year. The operating (non-GAAP) gross margin of 43.7 percent decreased 0.7 points. The consolidated gross margin and the operating (non-GAAP) gross margin performance improved sequentially 80 basis points and 70 basis points, respectively, compared to the fourth-quarter 2017 year-to-year performance driven by an improved mix and productivity led by services.

Total expense and other (income) increased 9.1 percent in the first quarter of 2018 driven by actions the company took during the quarter to continue the repositioning of the business and due to currency impacts. The year-to-year increase was primarily the result of a higher level of workforce rebalancing charges (5 points) to further align the company’s skills to the higher value areas, the effects of currency (5 points) and a lower level of intellectual property (IP) income (2 points), partially offset by lower operational spending (3 points), reflecting both a high level of investment and a continued focus on driving productivity. Total operating (non-GAAP) expense and other (income) increased 9.4 percent year to year, driven primarily by the same factors.

Pre-tax income from continuing operations of $1.1 billion decreased 20.2 percent and the pre-tax margin was 6.0 percent, a decrease of 1.9 points year to year. The continuing operations effective tax rate was (47.5) percent compared to (23.1) percent in the first quarter of 2017. The negative tax rate in the first quarter of 2018 was primarily driven by resolution of certain tax matters related to the U.S. Federal audit of the company’s 2013-2014 tax returns and the completion of the U.S.

Management Discussion – (continued)

Federal audit of amended tax returns filed for prior years ($0.8 billion); partially offset by a provisional charge ($0.1 billion) as a result of the January 2018 IRS guidance related to U.S. tax reform. The prior year negative tax rate was primarily driven by discrete tax items ($0.5 billion), including the first-quarter 2017 intra-entity transfer of assets ($0.6 billion). Income from continuing operations of $1.7 billion decreased 4.4 percent and the net income margin was 8.8 percent, a decrease of 0.9 points versus the first quarter of 2017. Net income of $1.7 billion decreased 4.1 percent year to year.

Operating (non-GAAP) pre-tax income from continuing operations of $1.7 billion decreased 14.4 percent year to year and the operating (non-GAAP) pre-tax margin from continuing operations decreased 2.1 points to 9.1 percent. Operating (non-GAAP) income from continuing operations of $2.3 billion increased 2.1 percent with an operating (non-GAAP) income margin from continuing operations of 11.9 percent, a decline of 0.3 points year to year. The operating (non-GAAP) effective tax rate from continuing operations in the first quarter of 2018 was (30.5) percent.

Diluted earnings per share from continuing operations of $1.81 decreased 2.2 percent year to year. In the first quarter of 2018, the company repurchased 5.0 million shares of its common stock at a cost of $0.8 billion and had $3.0 billion remaining in the current share repurchase authorization at March 31, 2018. Operating (non-GAAP) diluted earnings per share of $2.45 increased 4.3 percent versus the first quarter of 2017.

At March 31, 2018, the balance sheet remains strong and the company continues to have the financial flexibility to support the business over the long term. Cash, restricted cash and marketable securities at quarter end were $13.2 billion, an increase of $0.3 billion from December 31, 2017. Key drivers in the balance sheet and total cash flows were:

Total assets decreased $0.1 billion ($1.1 billion adjusted for currency) from December 31, 2017 driven by:

•                  Decreases in total receivables ($3.1 billion); partially offset by

•                  Increases in deferred costs ($1.0 billion) driven by capitalized sales commissions ($0.7 billion) related to the adoption of the new revenue standard, prepaid expenses and other current assets ($0.7 billion) driven by contract assets, prepaid pension assets ($0.5 billion), marketable securities ($0.3 billion) and deferred taxes ($0.2 billion).

Total liabilities decreased $0.6 billion ($1.6 billion adjusted for currency) from December 31, 2017 driven by:

•                  Decreases in taxes ($0.8 billion), accounts payable ($0.7 billion) and total debt ($0.4 billion); partially offset by

•                  Increases in deferred income ($1.6 billion).

Total equity of $18.3 billion increased $0.6 billion from December 31, 2017 as a result of:

•                  Increases from net income ($1.7 billion), adoption of the new revenue standard ($0.5 billion) and retirement-related benefit plans ($0.5 billion); partially offset by

•                  Decreases from dividends ($1.4 billion) and share repurchases ($0.8 billion).

The company generated $4.6 billion in cash flow provided by operating activities, an increase of $0.6 billion compared to the first quarter of 2017, driven primarily by an increase in cash provided by working capital performance and financing receivables, partially offset by an increase in cash income tax payments. Net cash used in investing activities of $1.8 billion in the first quarter of 2018 was $2.1 billion higher than the prior year, primarily driven by net non-operating financing receivables ($1.7 billion). Net cash used in financing activities of $2.9 billion increased $0.8 billion compared to the first quarter of 2017, driven primarily by an increase in net cash used for debt transactions ($1.2 billion) driven by a higher level of debt maturities; partially offset by a decrease in cash used for gross common share repurchases ($0.5 billion).

The company expects GAAP earnings per share from continuing operations of at least $11.58, and continues to expect operating (non-GAAP) earnings of at least $13.80 per diluted share for 2018. The company continues to expect free cash flow to be approximately $12 billion in 2018. Free cash flow realization is expected to be in excess of 100 percent of GAAP net income. Refer to page 70 in the Liquidity and Capital Resources section for additional information on this non-GAAP measure. Refer to the Looking Forward section on pages 68 and 69 for additional information on the company’s expectations.

Management Discussion – (continued)

First Quarter in Review

Results of Continuing Operations

Segment Details

The following is an analysis of the first quarter of 2018 versus the first quarter of 2017 reportable segment external revenue and gross margin results. Segment pre-tax income includes transactions between segments that are intended to reflect an arm’s-length transfer price and excludes certain unallocated corporate items.

						Yr. to Yr.
						Percent
				Yr. to Yr.		Change
(Dollars in millions)				Percent/Margin		Adjusted For
For the three months ended March 31:	2018	2017		Change		Currency
Revenue:
Cognitive Solutions	$4,299	$4,062		5.8%		1.8%
Gross margin	76.3%	77.3	%*	(1.0	)pts.
Global Business Services	4,174	4,006		4.2%		(1.2)%
Gross margin	23.3%	23.4	%*	(0.1	)pts.
Technology Services & Cloud Platforms	8,625	8,216		5.0%		(0.6)%
Gross margin	38.2%	38.8	%*	(0.6	)pts.
Systems	1,500	1,395		7.5%		3.7%
Gross margin	43.7%	47.5	%*	(3.8	)pts.
Global Financing	405	405		0.0%		(3.9)%
Gross margin	34.4%	31.8%		2.6	pts.
Other	69	71		(3.1)%		(7.6)%
Gross margin	(137.9)%	(155.4	)%*	(17.6	)pts.
Total consolidated revenue	$19,072	$18,155		5.1%		0.0%
Total consolidated gross profit	$8,247	$7,944	*	3.8%
Total consolidated gross margin	43.2%	43.8	%*	(0.5	)pts.
Non-operating adjustments:
Amortization of acquired intangible assets	93	119		(21.8)%
Retirement-related costs/(income)	—	—	*	—%
Operating (non-GAAP) gross profit	$8,340	$8,063	*	3.4%
Operating (non-GAAP) gross margin	43.7%	44.4	%*	(0.7	)pts.

* Recast to reflect adoption of the FASB guidance on presentation of net benefit cost.

Cognitive Solutions

				Yr. to Yr.
				Percent
			Yr. to Yr.	Change
(Dollars in millions)			Percent	Adjusted For
For the three months ended March 31:	2018	2017	Change	Currency
Cognitive Solutions external revenue:	$4,299	$4,062	5.8%	1.8%
Solutions Software	$2,957	$2,792	5.9%	2.2%
Transaction Processing Software	1,341	1,270	5.7	0.9

Cognitive Solutions revenue of $4,299 million grew 5.8 percent as reported and 2 percent adjusted for currency in the first quarter of 2018 compared to the prior year as the company continued to scale new platforms and solutions and increase its SaaS offerings. There was year-to-year growth in both Solutions Software and Transaction Processing Software on an as-reported and constant currency basis.

Solutions Software revenue of $2,957 million grew 5.9 percent as reported (2 percent adjusted for currency) compared to the prior year, led by offerings in analytics and security. Within analytics, year-to-year growth, as reported and adjusted for currency, was driven by strong transactional performance. Revenue from security offerings grew again this quarter compared to the prior year with strong growth in SaaS. The company remains well positioned in this market and continues to increase its AI capabilities across its extensive security portfolio.

Management Discussion – (continued)

Transaction Processing Software revenue of $1,341 million grew 5.7 percent as reported (1 percent adjusted for currency) in the first quarter of 2018 compared to the prior year. Growth was driven by Z middleware, as clients continue to invest and grow their high-value, mission-critical workloads on the Z platform.

Cognitive Solutions total strategic imperatives revenue of $2.8 billion grew 6 percent year to year as reported (2 percent adjusted for currency). Cloud revenue of $0.6 billion grew 6 percent as reported (4 percent adjusted for currency), with an as-a-Service exit run rate of $2.0 billion.

				Yr. to Yr.
				Percent/
(Dollars in millions)				Margin
For the three months ended March 31:	2018	2017		Change
Cognitive Solutions:
External gross profit	$3,280	$3,138	*	4.5%
External gross profit margin	76.3%	77.3	%*	(1.0	)pts.
Pre-tax income	$1,333	$1,268		5.1%
Pre-tax margin	26.2%	26.5%		(0.3	)pts.

* Recast to reflect adoption of FASB guidance on presentation of net benefit cost.

Cognitive Solutions gross profit margin decreased 1.0 points to 76.3 percent in the first quarter of 2018 compared to the prior year reflecting the strong transactional performance in the quarter offset by continued investment in strategic areas, business mix and a higher level of royalty cost associated with IP licensing agreements compared to the prior-year period.

Pre-tax income of $1,333 million increased 5.1 percent in the first quarter of 2018 compared to the prior year. While the pre-tax margin declined 0.3 points to 26.2 percent, this included an impact of 1.8 points from higher workforce rebalancing charges in the current year.

Global Business Services

				Yr. to Yr.
				Percent
			Yr. to Yr.	Change
(Dollars in millions)			Percent	Adjusted For
For the three months ended March 31:	2018	2017	Change	Currency
Global Business Services external revenue:	$4,174	$4,006	4.2%	(1.2)%
Consulting	$1,867	$1,769	5.5%	0.4%
Global Process Services	305	314	(2.9)	(6.4)
Application Management	2,002	1,923	4.1	(1.8)

Global Business Services revenue of $4,174 million grew 4.2 percent as reported (decreased 1 percent adjusted for currency) in the first quarter of 2018 compared to the prior year. These results reflect modest improvement in the year-to-year performance compared to the fourth quarter of 2017. As the company continues to transform this business, GBS signings grew again in the quarter, both as reported and adjusted for currency. There was growth year to year in strategic imperatives revenue reflecting the ongoing shift to areas of higher client value, such as cloud and analytics.

Consulting revenue of $1,867 million grew 5.5 percent as reported (flat adjusted for currency) year to year in the first quarter of 2018. This performance was led by the Digital Strategy and iX business, which implements end-to-end digital transformation strategies for clients. Global Process Services revenue of $305 million decreased 2.9 percent as reported (6 percent adjusted for currency) compared to the first quarter of the prior year. Application Management revenue of $2,002 million grew 4.1 percent as reported (decreased 2 percent adjusted for currency) and reflected sequential improvement from the year-to-year performance in the fourth quarter of 2017. Application Management signings grew double digits as reported and adjusted for currency compared to the prior year as the company leverages its incumbency to help clients modernize their critical applications and migrate to the cloud.

Management Discussion – (continued)

Within GBS, total strategic imperatives revenue of $2.5 billion grew 12 percent as reported (6 percent adjusted for currency) year to year. Cloud revenue of $1.0 billion grew 19 percent as reported (12 percent adjusted for currency), with an as-a-Service exit run rate of $1.2 billion.

				Yr. to Yr.
				Percent/
(Dollars in millions)				Margin
For the three months ended March 31:	2018	2017		Change
Global Business Services:
External gross profit	$974	$938	*	3.8%
External gross profit margin	23.3%	23.4	%*	(0.1	)pts.
Pre-tax income	$145	$281		(48.6)%
Pre-tax margin	3.4%	6.9%		(3.5	)pts.

*  Recast to reflect adoption of the FASB guidance on presentation of net benefit cost.

GBS gross profit margin stabilized in the first quarter, decreasing 0.1 points year to year to 23.3 percent with a 1.9 point improvement in trajectory from the fourth quarter of 2017. This stabilization was driven by productivity, revenue mix and pricing improvements. Pre-tax income of $145 million decreased 48.6 percent year to year. The pre-tax margin declined 3.5 points to 3.4 percent which included an impact of 1.9 points from a higher level of workforce rebalancing charges in the current year. Overall, this performance reflects the company’s ongoing investments in the next generation of offerings, skills and enablement, and reshaping of its pyramids for each of the core service lines which will drive operating leverage in the long term.

Technology Services & Cloud Platforms

				Yr. to Yr.
				Percent
			Yr. to Yr.	Change
(Dollars in millions)			Percent	Adjusted For
For the three months ended March 31:	2018	2017	Change	Currency
Technology Services & Cloud Platforms external revenue:	$8,625	$8,216	5.0%	(0.6)%
Infrastructure Services	$5,825	$5,485	6.2%	0.1%
Technical Support Services	1,782	1,761	1.2	(3.5)
Integration Software	1,019	969	5.1	0.6

Technology Services & Cloud Platforms revenue of $8,625 million grew 5.0 percent as reported (decreased 1 percent adjusted for currency) in the first quarter of 2018 compared to the prior year. These results reflected improvement in year-to-year performance, as reported and adjusted for currency compared to the fourth quarter of 2017. In the first quarter, signings grew double digits as clients continue to recognize the long-term value of the company’s offerings and capabilities.

Infrastructure Services revenue of $5,825 million grew 6.2 percent as reported (flat adjusted for currency) compared to the first quarter of the prior year. This resulted from improved revenue from backlog realization as the company continues to help clients drive efficiencies and gain agility in their IT environments through hybrid cloud.  Technical Support Services revenue of $1,782 million grew 1.2 percent as reported (decreased 4 percent adjusted for currency) year to year due in part to the hardware cycle dynamics, offset by growth in core multi-vendor support services. Integration Software first-quarter revenue of $1,019 million grew 5.1 percent as reported (1 percent adjusted for currency) compared to the prior year, with continued strong growth in SaaS offerings across the portfolio and the company’s new IBM Cloud Private offering. This portfolio remains essential to clients as they connect multiple environments through a single architecture.

Within Technology Services & Cloud Platforms, strategic imperatives revenue of $3.0 billion grew 24 percent year to year as reported (19 percent adjusted for currency) in the first quarter of 2018. Cloud revenue of $2.1 billion grew 26 percent as reported (20 percent adjusted for currency), with an as-a-Service exit run rate of $7.4 billion.

Management Discussion – (continued)

				Yr. to Yr.
				Percent/
(Dollars in millions)				Margin
For the three months ended March 31:	2018	2017		Change
Technology Services & Cloud Platforms:
External Technology Services gross profit	$2,479	$2,419	*	2.5%
External Technology Services gross profit margin	32.6%	33.4	%*	(0.8	)pts.
External Integration Software gross profit	$815	$769		6.0%
External Integration Software gross profit margin	80.0%	79.3%		0.7	pts.
External total gross profit	$3,294	$3,188	*	3.3%
External total gross profit margin	38.2%	38.8	%*	(0.6	)pts.
Pre-tax income	$436	$673		(35.2)%
Pre-tax margin	5.0%	8.0%		(3.1	)pts.

* Recast to reflect adoption of the FASB guidance on presentation of net benefit cost.

Technology Services & Cloud Platforms gross profit margin decreased 0.6 points year to year in the first quarter of 2018 to 38.2 percent. There was trajectory improvement of 1.4 points in the year-to-year margin change compared to the fourth quarter of 2017 reflecting improved productivity, scaling and mix within Integration Software.  Pre-tax income of $436 million decreased 35.2 percent. The pre-tax margin declined 3.1 points year to year to 5.0 percent, which included an impact of 2.0 points from a higher level of workforce rebalancing charges in the current year.

Services Backlog and Signings

				Yr. to Yr.
				Percent
			Yr. to Yr.	Change
	At March 31,	At March 31,	Percent	Adjusted For
(Dollars in billions)	2018	2017	Change	Currency
Total backlog	$121.3	$116.4	4.2%	(1.7)%

The estimated total services backlog at March 31, 2018 was $121 billion, an increase of 4.2 percent as reported (decrease of 2 percent adjusted for currency). There was growth in Global Technology Services backlog as reported, but a decrease year to year adjusted for currency. GBS backlog was flat year to year as reported and decreased year to year adjusted for currency.

Total services backlog includes Infrastructure Services, Consulting, Global Process Services, Application Management and Technical Support Services. Total backlog is intended to be a statement of overall work under contract which is either non-cancellable, or which historically has very low likelihood of termination, given the criticality of certain services to the company’s clients. Total backlog does not include as-a-Service arrangements that allow for termination under contractual commitment terms. Backlog estimates are subject to change and are affected by several factors, including terminations, changes in the scope of contracts, periodic revalidations, adjustments for revenue not materialized and adjustments for currency.

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

Management Discussion – (continued)

				Yr. to Yr.
				Percent
			Yr. to Yr.	Change
(Dollars in millions)			Percent	Adjusted For
For the three months ended March 31:	2018	2017	Change	Currency
Total signings	$9,308	$7,906	17.7%	10.1%

Systems

				Yr. to Yr.
				Percent
			Yr. to Yr.	Change
(Dollars in millions)			Percent	Adjusted For
For the three months ended March 31:	2018	2017	Change	Currency
Systems external revenue:	$1,500	$1,395	7.5%	3.7%
Systems Hardware	$1,093	$1,000	9.2%	5.6%
IBM Z			59.3	54.5
Power Systems			6.1	2.7
Storage Systems			(12.0)	(15.4)
Operating Systems Software	407	394	3.2	(1.0)

Systems revenue of $1,500 million grew 7.5 percent year to year as reported (4 percent adjusted for currency) in the first quarter of 2018 compared to the prior year. The company has modernized its systems for the most contemporary workloads and, within Systems Hardware, revenue of $1,093 million grew 9.2 percent year to year as reported (6 percent adjusted for currency). This performance was driven by strong z14 momentum and growth in Power Systems, partially offset by a decline in Storage Systems, as reported and adjusted for currency. Operating Systems Software revenue of $407 million grew 3.2 percent as reported (decreased 1 percent adjusted for currency) compared to the prior year.

Within Systems Hardware, IBM Z revenue grew 59.3 percent as reported (54 percent adjusted for currency) year to year. The adoption of the z14 was again broad based with new clients added to the platform across several countries during the quarter. The company continues to address emerging workloads across the Z platform including blockchain, machine learning, dev ops and payments. The new z14 model, designed specifically for cloud environments, was recently announced bringing the power of IBM Z to a broader set of clients. The mainframe continues to deliver a high-value, secure and scalable platform that is critical in managing clients’ complex environments.

Power Systems grew for the second consecutive quarter with revenue up 6.1 percent as reported (3 percent adjusted for currency) year to year, driven by the entry-level portfolio and cloud-enabled offerings. Power Systems remain vital to many workloads and during the first quarter, the company began shipping POWER 9 entry systems which are designed for AIX, IBM i and Linux workloads. These cloud-ready systems provide leadership capabilities in advanced analytics, cloud environments and data intensive AI workloads.

Storage Systems revenue decreased 12.0 percent as reported (15 percent adjusted for currency) year to year, after four consecutive quarters of growth. This decline was driven by an increasingly competitive environment and continued pricing pressures. There were also sales execution challenges that impacted performance in the first quarter of 2018.

Within Systems, total strategic imperatives revenue of $0.7 billion grew 28 percent as reported (24 percent adjusted for currency) year to year in the first quarter of 2018. Cloud revenue of $0.5 billion grew 16 percent as reported (12 percent adjusted for currency).

Management Discussion – (continued)

				Yr. to Yr.
				Percent/
(Dollars in millions)				Margin
For the three months ended March 31:	2018	2017		Change
Systems:
External Systems Hardware gross profit	$312	$319	*	(2.3)%
External Systems Hardware gross profit margin	28.5%	31.9	%*	(3.4	)pts.
External Operating Systems Software gross profit	$343	$343		0.1%
External Operating Systems Software gross profit margin	84.3%	86.9%		(2.6	)pts.
External total gross profit	$655	$662	*	(1.0)%
External total gross profit margin	43.7%	47.5	%*	(3.8	)pts.
Pre-tax income/(loss)	$(203)	$(188)		(7.9)%
Pre-tax margin	(12.3)%	(12.0)%		(0.2	)pts.

* Recast to reflect adoption of the FASB guidance on presentation of net benefit cost.

The Systems gross profit margin decreased 3.8 points to 43.7 percent in the first quarter of 2018 compared to the prior year. The year-to-year decrease was driven by actions taken in the quarter to better position the systems cost structure over the longer term which impacted margin by 4.9 points. This was partially offset by a benefit from product mix, primarily toward the higher margin IBM Z.

The pre-tax loss in the first quarter of 2018 was $203 million compared with $188 million in the prior year. The pre-tax margin was relatively flat year to year, which included the margin impact and a higher level of workforce rebalancing charges in the current year.

Overall, in the first quarter of 2018, the business’ underlying performance, excluding these significant items in cost and expense, reflected pre-tax margin expansion while successfully delivering innovation in support of clients’ evolving workload needs.

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

Results of Operations

(Dollars in millions)
For the three months ended March 31:	2018	2017
External revenue	$405	$405
Internal revenue	429	363
Total revenue	$834	$768
Pre-tax income	$377	$311

In the first quarter of 2018, Global Financing total revenue of $834 million increased 8.6 percent compared to the prior year. Internal revenue grew 18.2 percent, driven by an increase in internal used equipment sales (up 21.5 percent to $325 million) and an increase in internal financing (up 9.1 percent to $104 million). External revenue was flat as reported (down 3.9 percent adjusted for currency), due to an increase in external financing (up 5.5 percent to $313 million), offset by a decrease in external used equipment sales (down 15.1 percent to $92 million).

Management Discussion – (continued)

The year-to-year increase in internal financing revenue in the first quarter of 2018 was due to higher asset yields and higher average asset balances. The increase in external financing revenue in the first quarter of 2018, compared to the same period in 2017, was due to higher average asset balances, partially offset by lower asset yields.

Total sales of used equipment represented 50.0 percent of Global Financing’s revenue in the first quarter of 2018 and 48.9 percent in the first quarter of 2017. The increase was due to a higher volume of used equipment sales for internal transactions. The gross profit margin on used sales was 59.0 percent and 51.5 percent in the first quarter of 2018 and 2017, respectively. The increase in the gross profit margin was driven by a shift in mix towards higher margin internal equipment sales and an increase in external sales margins.

Global Financing pre-tax income increased 21.3 percent to $377 million in the first quarter of 2018, compared to the same period in 2017, due to higher gross profit of $59 million and a decrease in total expenses of $7 million.

Global Financing return on equity was 32.5 percent for the three months ended March 31, 2018 compared to 25.2 percent for the three months ended March 31, 2017. The increase in return on equity in the first quarter was due to an increase in annualized after-tax income. Refer to page 72 for the details of the after-tax income and return on equity calculation.

Total unguaranteed residual value of leases was $671 million as of March 31, 2018. In addition to the unguaranteed residual value, on a limited basis, Global Financing will obtain guarantees of the future value of the equipment to be returned at end of lease. Third-party residual value guarantees increase the minimum lease payments as provided for by accounting standards that are utilized in determining the classification of a lease as a sales-type lease, direct financing lease or operating lease. The aggregate asset values associated with the guarantees of sales-type leases were $21 million and $43 million for the financing transactions originated during the quarters ended March 31, 2018 and 2017, respectively. The aggregate asset values associated with the guarantees of direct financing leases were $48 million and $34 million for the financing transactions originated during the quarters ended March 31, 2018 and 2017, respectively. The associated aggregate guaranteed future values at the scheduled end of lease were $3 million for the financing transactions originated during each of the quarters ended March 31, 2018 and 2017.

Geographic Revenue

In addition to the revenue presentation by reportable segment, the company also measures revenue performance on a geographic basis.

				Yr. to Yr.
				Percent
			Yr. to Yr.	Change
(Dollars in millions)			Percent	Adjusted For
For the three months ended March 31:	2018	2017*	Change	Currency
Total Revenue	$19,072	$18,155	5.1%	0.0%
Geographies:	$19,072	$18,155	5.1%	0.0%
Americas	8,707	8,723	(0.2)	(0.5)
Europe/Middle East/Africa (EMEA)	6,176	5,435	13.6	0.8
Asia Pacific	4,188	3,996	4.8	0.1

* Recast to conform to current period presentation.

Total revenue of $19,072 million increased 5.1 percent as reported and was flat adjusted for currency in the first quarter of 2018 compared to the prior year. Americas revenue of $8,707 million was flat as reported and adjusted for currency. EMEA revenue of $6,176 million increased 13.6 percent as reported and 1 percent adjusted for currency. Asia Pacific revenue of $4,188 million increased 4.8 percent as reported and was flat adjusted for currency in the first quarter versus the prior year.

Within Americas, the U.S. decreased 2.0 percent compared to the prior year. Canada increased 8.8 percent as reported and 4 percent year to year adjusted for currency. Latin America increased 5.4 percent as reported and 7 percent adjusted for currency. Within Latin America, Brazil increased 4.9 percent as reported and 8 percent adjusted for currency. Mexico increased 3.9 percent as reported, but declined 1 percent adjusted for currency.

Management Discussion – (continued)

In EMEA, France increased 24.6 percent and 8 percent adjusted for currency and Spain increased 28.9 percent and 12 percent adjusted for currency, compared to the same period in the prior year. Germany increased 11.5 percent as reported, but declined 3 percent adjusted for currency and the UK increased 10.2 percent as reported, but decreased 2 percent adjusted for currency. The Middle East and Africa region increased 9.3 percent as reported and 7 percent adjusted for currency.

Within Asia Pacific, Japan increased 4.3 percent as reported, but declined 1 percent adjusted for currency, while China increased 8.8 percent as reported and 4 percent adjusted for currency. Korea increased 12.8 percent (5 percent adjusted for currency), India increased 4.4 percent (1 percent adjusted for currency) and Australia increased 2.8 percent as reported, but declined 1 percent adjusted for currency.

Expense

Total Expense and Other (Income)

				Yr. to Yr.
(Dollars in millions)				Percent
For the three months ended March 31:	2018	2017		Change
Total consolidated expense and other (income)	$7,111	$6,521	*	9.1%
Non-operating adjustments:
Amortization of acquired intangible assets	$(110)	$(130)		(15.7)%
Acquisition-related charges	0	(13)		(99.5)
Non-operating retirement-related (costs)/income	(402)	(347	)*	15.8
Operating (non-GAAP) expense and other (income)	$6,600	$6,031	*	9.4%
Total consolidated expense-to-revenue ratio	37.3%	35.9	%*	1.4	pts.
Operating (non-GAAP) expense-to-revenue ratio	34.6%	33.2%		1.4	pts.

* Recast to reflect adoption of the FASB guidance on presentation of net benefit cost.

For additional information regarding total expense and other (income) for both expense presentations, see the following analyses by category.

Selling, General and Administrative Expense

				Yr. to Yr.
(Dollars in millions)				Percent
For the three months ended March 31:	2018	2017		Change
Selling, general and administrative expense:
Selling, general and administrative — other	$4,300	$4,260	*	0.9%
Advertising and promotional expense	401	363		10.5
Workforce rebalancing charges	540	167		223.5
Amortization of acquired intangible assets	110	130		(15.7)
Stock-based compensation	81	91		(11.6)
Bad debt expense	13	15		(11.5)
Total consolidated selling, general and administrative expense	$5,445	$5,027	*	8.3%
Non-operating adjustments:
Amortization of acquired intangible assets	$(110)	$(130)		(15.7)%
Acquisition-related charges	0	(9)		(99.2)
Non-operating retirement-related (costs)/income	—	—	*	—
Operating (non-GAAP) selling, general and administrative expense	$5,335	$4,887	*	9.2%

* Recast to reflect adoption of the FASB guidance on presentation of net benefit cost.

Total selling, general and administrative (SG&A) expense increased 8.3 percent in the first quarter of 2018 versus the prior year driven primarily by the following factors:

•                  Higher workforce rebalancing charges (7 points); and

•                  The effects of currency (4 points); partially offset by

Management Discussion – (continued)

•                  Lower spending (2 points).

Operating (non-GAAP) expense increased 9.2 percent year to year driven by primarily the same factors.

Bad debt expense decreased $2 million year to year. The receivables provision coverage was 1.7 percent at March 31, 2018, an increase of 10 basis points from December 31, 2017 and a decrease of 50 basis points from March 31, 2017.

Research, Development and Engineering

				Yr. to Yr.
(Dollars in millions)				Percent
For the three months ended March 31:	2018	2017		Change
Total consolidated research, development and engineering expense	$1,405	$1,484	*	(5.3)%
Non-operating adjustment:
Non-operating retirement-related (costs)/income	$—	$—	*	—%
Operating (non-GAAP) research, development and engineering expense	$1,405	$1,484	*	(5.3)%

* Recast to reflect adoption of the FASB guidance on presentation of net benefit cost.

Research, development and engineering (RD&E) expense was 7.4 percent of revenue in the first quarter of 2018 compared to 8.2 percent of revenue in the first quarter of 2017.

RD&E expense in the first quarter of 2018 decreased 5.3 percent year to year primarily driven by:

•                  Lower spending (8 points); partially offset by

•                  The effects of currency (2 points).

Intellectual Property and Custom Development Income

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended March 31:	2018	2017	Change
Intellectual Property and Custom Development Income:
Licensing of intellectual property including royalty-based fees	$249	$381	(34.6)%
Custom development income	67	64	5.9
Sales/other transfers of intellectual property	0	1	(88.0)
Total	$317	$445	(28.9)%

Licensing of intellectual property including royalty-based fees decreased 34.6 percent year to year in the first quarter of 2018. The company entered into new partnership agreements in the first three months of 2018, which included one transaction with period income greater than $100 million. There was also one transaction greater than $100 million in the first quarter of 2017. The company licenses IP to partners who allocate their skills to extend the value of assets that are high value, but may be in mature markets. The timing and amount of licensing, sales or other transfers of IP may vary significantly from period to period depending upon the timing of licensing agreements, economic conditions, industry consolidation and the timing of new patents and know-how development.

Management Discussion – (continued)

Other (Income) and Expense

				Yr. to Yr.
(Dollars in millions)				Percent
For the three months ended March 31:	2018	2017		Change
Other (income) and expense:
Foreign currency transaction losses/(gains)	$141	$16		789.0%
(Gains)/losses on derivative instruments	(49)	11		nm
Interest income	(71)	(30)		134.3
Net (gains)/losses from securities and investment assets	(22)	(5)		347.9
Retirement-related costs/(income)	402	347	*	15.8
Other	11	(19)		nm
Total consolidated other (income) and expense	$413	$319	*	29.2%
Non-operating adjustment:
Acquisition-related charges	$0	$(4)		(100.0)%
Non-operating retirement-related (costs)/income	(402)	(347	)*	15.8
Operating (non-GAAP) other (income) and expense	$11	$(31)		nm

* Recast to reflect adoption of the FASB guidance on presentation of net benefit cost.

nm - not meaningful

Total consolidated other (income) and expense was expense of $413 million in the first quarter of 2018 compared to expense of $319 million in the prior year. The increase in expense of $93 million year over year was primarily driven by:

•                  Higher foreign currency transaction losses ($125 million); and

•                  Higher non-operating retirement-related costs ($55 million); partially offset by

•                  Increased gains on derivative instruments ($59 million); and

•                  Higher interest income ($40 million).

Operating (non-GAAP) other (income) and expense was $11 million of expense in the first quarter of 2018 compared to income of $31 million in the prior year. The year-to-year change was driven primarily by the same factors above, excluding the higher non-operating retirement-related costs.

Interest Expense

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended March 31:	2018	2017	Change
Interest expense	$165	$135	22.0%

Interest expense increased $30 million year to year in the first quarter of 2018. Interest expense is presented in cost of financing in the Consolidated Statement of Earnings if the related external borrowings are to support the Global Financing external business. Overall interest expense (excluding capitalized interest) for the first quarter of 2018 was $347 million, an increase of $54 million year to year, primarily driven by a higher average debt balance and higher average interest rates.

Retirement-Related Plans

The following table provides the total pre-tax cost for all retirement-related plans. The operating cost amounts are included in the Consolidated Statement of Earnings within the caption (e.g., Cost, SG&A, RD&E) relating to the job function of the plan participants. The non-operating cost amounts are included in other (income) and expense.

Management Discussion – (continued)

				Yr. to Yr.
(Dollars in millions)				Percent
For the three months ended March 31:	2018	2017		Change
Retirement-related plans — cost:
Service cost	$109	$106		2.2%
Multi-employer plans	10	9	*	11.3
Cost of defined contribution plans	268	263		2.0
Total operating costs/(income)	$387	$378	*	2.3%
Interest cost	$692	$732		(5.5)%
Expected return on plan assets	(1,025)	(1,073)		(4.5)
Recognized actuarial losses	747	705		5.9
Amortization of prior service costs/(credits)	(19)	(21	)*	(12.8)
Curtailments/settlements	0	(1)		(114.4)
Other costs	7	5		32.9
Total non-operating costs/(income)	$402	$347	*	15.8%
Total retirement-related plans — cost	$788	$725		8.7%

* Recast to reflect adoption of the FASB guidance on presentation of net benefit cost.

Total pre-tax retirement-related plan cost increased by $63 million compared to the first quarter of 2017, primarily driven by lower expected return on plan assets ($48 million) and an increase in recognized actuarial losses ($42 million); partially offset by lower interest costs ($40 million).

As discussed in the “Operating (non-GAAP) Earnings” section on page 50, the company characterizes certain retirement-related costs as operating and others as non-operating. Utilizing this characterization, operating retirement-related costs in the first quarter of 2018 were $387 million, an increase of $9 million compared to the first quarter of 2017, primarily driven by higher defined contribution plans cost ($5 million) and higher service cost ($2 million). Non-operating costs of $402 million in the first quarter of 2018 increased $55 million year to year, driven primarily by lower expected return on plan assets ($48 million), an increase in recognized actuarial losses ($42 million), partially offset by lower interest costs ($40 million).

Taxes

The continuing operations effective tax rate for the first quarter of 2018 was (47.5) percent, a decrease of 24.4 points compared to the first quarter of 2017. The operating (non-GAAP) tax rate for the first quarter of 2018 was (30.5) percent, a decrease of 21.1 points compared to the first quarter of 2017.

The year-to-year change in the continuing operations effective tax rate in the first quarter of 2018 was primarily driven by a discrete tax benefit from the resolution of certain tax matters related to the ongoing U.S. Federal audit of the company’s 2013-2014 tax returns and the completion of the U.S Federal audit of amended tax returns of prior years (67.8 points), and foreign audit activity (10.6 points).

These benefits were partially offset by the prior-year tax benefit related to the intercompany transfer of IP recognized in the first quarter of 2017 (40.9 points), a first-quarter 2018 provisional tax charge due to the January 2018 IRS guidance related to U.S. tax reform (9.4 points) and lower current year benefits from foreign tax credits (3.7 points). The change in the operating (non-GAAP) tax rate was primarily driven by the same factors, except for the impact of the provisional tax charge related to U.S. tax reform.

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

Management Discussion – (continued)

				Yr. to Yr.
				Percent
For the three months ended March 31:	2018	2017		Change
Earnings per share of common stock from continuing operations:
Assuming dilution	$1.81	$1.85		(2.2)%
Diluted operating (non-GAAP)	$2.45	$2.35	*	4.3%
Weighted-average shares outstanding: (in millions)
Assuming dilution	925.4	947.8		(2.4)%
Basic	920.7	942.4		(2.3)%

* Recast to reflect adoption of the FASB guidance on presentation of net benefit cost.

Actual shares outstanding at March 31, 2018 were 918.0 million. The weighted-average number of common shares outstanding assuming dilution during the first quarter of 2018 were 22.4 million shares lower than the first quarter of 2017. The decrease was primarily the result of the common stock repurchase program.

Financial Position

Dynamics

At March 31, 2018, the balance sheet remains strong and the company continues to have the financial flexibility to support the business over the long term. Cash, marketable securities and restricted cash at quarter end were $13,155 million. The company continues to manage the investment portfolio to meet its capital preservation and liquidity objectives. Total debt of $46,387 million decreased $437 million from December 31, 2017, driven by debt maturities of $3,298 million, partially offset by new debt issuances of $2,198 million. Within total debt, $31,667 million, or approximately 68 percent, is in support of the Global Financing business. In the first three months of 2018, the company generated $4,602 million in cash from operations compared to $3,955 million in the first quarter of 2017. The company has consistently generated strong cash flow from operations and continues to have access to additional sources of liquidity through the capital markets and its credit facilities.

The assets and debt associated with the Global Financing business are a significant part of the company’s financial position. The financial position amounts appearing on pages 5 and 6 are the consolidated amounts including Global Financing.

Global Financing Financial Position Key Metrics:

	At March 31,	At December 31,
(Dollars in millions)	2018	2017
Cash and cash equivalents	$2,188	$2,696
Net investment in sales-type and direct financing leases	7,153	7,253
Equipment under operating leases — external clients (1)	485	477
Client loans	11,904	12,450
Total client financing assets	19,543	20,180
Commercial financing receivables	10,065	11,590
Intercompany financing receivables (2) (3)	5,010	5,056
Total assets	$38,762	$41,096
Debt	$31,677	$31,434
Total equity	$3,519	$3,484

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

At March 31, 2018, substantially all client and commercial financing assets were IT related assets, and approximately 53 percent of the total external portfolio was with investment grade clients with no direct exposure to consumers. The increase in

Management Discussion – (continued)

investment grade year to year (1 point) was driven primarily by rating changes within the existing portfolio, not by changing the company’s approach to the market. This investment grade percentage is based on the credit ratings of the companies in the portfolio.

The company has a long-standing practice of taking mitigating actions, in certain circumstances, to transfer credit risk to third parties, including credit insurance, financial guarantees, non-recourse borrowings, transfers of receivables recorded as true sales in accordance with accounting guidance or sales of equipment under operating lease. Adjusting for the mitigation actions, the investment grade content would increase by 17 points to 70 percent, an increase of 4 points year to year.

IBM Working Capital

	At March 31,	At December 31,
(Dollars in millions)	2018	2017
Current assets	$49,122	$49,735
Current liabilities	35,733	37,363
Working capital	$13,389	$12,373
Current ratio	1.37:1	1.33:1

Working capital increased $1,017 million from the year-end 2017 position. The key changes are described below:

Current assets decreased $613 million ($1,228 million adjusted for currency) due to:

•                  A decline in receivables of $2,401 million ($2,843 million adjusted for currency) primarily as a result of collections of higher year-end balances and the reclassification of certain trade receivables to prepaid and other current assets due to the adoption of the new revenue standard; partially offset by

•                  An increase of $713 million ($653 million adjusted for currency) in prepaid expenses and other current assets primarily due to the reclassification from receivables.

Current liabilities decreased $1,630 million ($2,018 million adjusted for currency) as a result of:

•                  A decrease in taxes payable of $1,301 million ($1,341 million adjusted for currency) principally driven by the resolution of certain matters in relation to the ongoing U.S. tax audit of the company’s 2013-2014 tax returns; and

•                  A decrease in short-term debt of $1,010 million ($1,015 million adjusted for currency) primarily as a result of maturities of $3,248 million; partially offset by reclassifications of $1,742 million from long-term debt to reflect upcoming maturities; and

•                  A decrease in accounts payable of $715 million ($786 million adjusted for currency) reflecting declines from typically higher year-end balances; partially offset by

•                  An increase in deferred income of $1,507 million ($1,346 adjusted for currency) primarily due to the cyclical increase in annual billings.

Receivables and Allowances

Roll Forward of Total IBM Receivables Allowance for Credit Losses (included in Total IBM)

(Dollars in millions)
January 1, 2018	Additions *	Write-offs **	Other***	March 31, 2018
$668	$12	$(7)	$9	$683

*      Additions for Allowance for Credit Losses are charged to expense.

**    Refer to note A, “Significant Accounting Policies,” in the company’s 2017 Annual Report on pages 92 and 93 for additional information regarding Allowance for Credit Loss write-offs.

***  Primarily represents translation adjustments.

Management Discussion – (continued)

The total IBM receivables provision coverage was 1.7 percent at March 31, 2018, an increase of 10 basis points compared to December 31, 2017. The majority of the write-offs during the three months ended March 31, 2018 related to Global Financing receivables, which had been previously reserved.

Global Financing Receivables and Allowances

The following table presents external Global Financing receivables excluding residual values, and the allowance for credit losses, and including miscellaneous receivables.

	At March 31,	At December 31,
(Dollars in millions)	2018	2017
Recorded Investment	$28,976	$31,044
Specific allowance for credit losses	255	258
Unallocated allowance for credit losses	86	78
Total allowance for credit losses	341	336
Net financing receivables	$28,636	$30,709
Allowance for credit losses coverage	1.2%	1.1%

The percentage of Global Financing receivables reserved increased from 1.1 percent at December 31, 2017, to 1.2 percent at March 31, 2018. The increase was driven by additional provisions of $4 million and by the overall decline in gross receivables, partially offset by write-offs of $6 million of receivables previously reserved. Specific reserves decreased 1 percent from $258 million at December 31, 2017, to $255 million at March 31, 2018. Unallocated reserves increased 10 percent from $78 million at December 31, 2017, to $86 million at March 31, 2018.

Roll Forward of Global Financing Receivables Allowance for Credit Losses

(Dollars in millions)
January 1, 2018	Additions *	Write-offs **	Other ***	March 31, 2018
$336	$4	$(6)	$7	$341

*                 Additions for Allowance for Credit Losses are charged to expense.

**          Refer to note A, “Significant Accounting Policies,” in the company’s 2017 Annual Report on pages 92 and 93 for additional  information regarding allowance for credit loss write-offs.

***   Primarily represents translation adjustments.

Global Financing’s bad debt expense was $4 million for the three months ended March 31, 2018, compared to $10 million for the same period in 2017.

Noncurrent Assets and Liabilities

	At March 31,	At December 31,
(Dollars in millions)	2018	2017
Noncurrent assets	$76,163	$75,621
Long-term debt	$40,410	$39,837
Noncurrent liabilities (excluding debt)	$30,852	$30,432

The increase in noncurrent assets of $542 million ($177 million adjusted for currency) was driven by:

•                  An increase in retirement plans assets of $486 million ($414 million adjusted for currency) driven by the expected returns on plan assets, partially offset by interest costs; and

•                  An increase in deferred costs of $457 million ($449 million adjusted for currency) primarily driven by capitalized sales commissions with the adoption of the new revenue standard; partially offset by

•                  A decrease of $694 million in long-term financing receivables ($810 million adjusted for currency) reflecting seasonal reductions from higher year-end balances.

Long-term debt increased $573 million ($348 million adjusted for currency) primarily driven by:

Management Discussion – (continued)

•                  Issuances of $2,121 million; partially offset by

•                  Current upcoming maturities of long-term debt of $1,742 million.

Noncurrent liabilities (excluding debt) increased $420 million ($49 million adjusted for currency) primarily driven by:

•                  An increase of $284 million ($271 million adjusted for currency) in other liabilities driven by income tax reserves.

Debt

The company’s funding requirements are continually monitored and strategies are executed to manage the overall asset and liability profile. Additionally, the company maintains sufficient flexibility to access global funding sources as needed.

	At March 31,	At December 31,
(Dollars in millions)	2018	2017
Total company debt	$46,387	$46,824
Total Global Financing segment debt	$31,677	$31,434
Debt to support external clients	27,572	27,556
Debt to support internal clients	4,105	3,878
Non-Global Financing debt	$14,709	$15,390

Total debt of $46,387 million decreased $437 million from December 31, 2017.

Global Financing provides financing predominantly for the company’s external client assets, as well as for assets under contract by other IBM units. These assets, primarily for Technology Services & Cloud Platforms, generate long-term, stable revenue streams similar to the Global Financing asset portfolio. Based on their attributes, these Technology Services & Cloud Platforms assets are leveraged with the balance of the Global Financing asset base. IBM Credit LLC began issuing public debt in September 2017.

Non-Global Financing debt of $14,709 million was down $681 million from December 31, 2017 and up $403 million from March 31, 2017.

Global Financing debt-to-equity ratio

At March 31,		At December 31,
2018		2017
9.0	x	9.0	x

The debt used to fund Global Financing assets is composed of intercompany loans and external debt. Total debt changes generally correspond with the level of client and commercial financing receivables, the level of cash and cash equivalents, the change in intercompany and external payables and the change in intercompany investment from IBM. The terms of the intercompany loans are set by the company to substantially match the term, currency and interest rate variability underlying the financing receivable and are based on arm’s-length pricing.

Global Financing provides financing predominantly for the company’s external client assets, as well as for assets under contract by other IBM units. As previously stated, the company measures Global Financing as a stand-alone entity, and accordingly, interest expense relating to debt supporting Global Financing’s external client and internal business is included in the “Global Financing Results of Operations” on page 58 and in note 7, “Segments,” on page 35. In the company’s Consolidated Statement of Earnings, the external debt-related interest expense supporting Global Financing’s internal financing to the company is reclassified from cost of financing to interest expense.

Equity

Total equity increased by $565 million from December 31, 2017 primarily due to increases from net income ($1,679 million), adoption of the new revenue standard ($524 million) and retirement-related plans ($537 million); partially offset by decreases from dividends ($1,382 million) and gross common share repurchases ($827 million).

Management Discussion – (continued)

Cash Flow

The company’s cash flows from operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flows on page 7, are summarized in the following table. These amounts include the cash flows associated with the Global Financing business.

(Dollars in millions)
For the three months ended March 31:	2018	2017
Net cash provided by/(used in) continuing operations:
Operating activities	$4,602	$3,955
Investing activities	(1,764)	303	*
Financing activities	(2,909)	(2,134)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	100	100
Net change in cash, cash equivalents and restricted cash	$28	$2,223	*

* Recast to reflect adoption of the FASB guidance on restricted cash.

Net cash provided by operating activities increased by $647 million as compared to the first three months of 2017 driven by the following key factors:

•                  Working capital improvements of $484 million; and

•                  An increase in cash provided by financing receivables of $313 million; partially offset by

•                  An increase in cash income tax payments of $157 million.

Net cash used in investing activities increased $2,067 million driven by:

•                  An increase in net non-operating financing receivables of $1,659 million, primarily due to an increase in commercial financing volumes and changing business dynamics within OEM payables.

Net cash used in financing activities increased $775 million driven by the following factors:

•                  An increase in net cash used in debt transactions of $1,190 million primarily driven by a higher level of maturities; partially offset by

•                  A decrease in cash used for gross common share repurchases of $516 million.

Looking Forward

The company’s strategies, investments and actions are all made with an objective of optimizing long-term performance. A long-term perspective ensures that the company is well-positioned to take advantage of the major shifts in technology, business and the global economy.

As part of its strategic model, the company expects to continue to allocate capital efficiently and effectively to investments, and to return value to shareholders through a combination of dividends and share repurchases. Over the long term, in consideration of the opportunities it will continue to develop, the company expects to have the ability to generate low single-digit revenue growth, and with a higher-value business mix, high single-digit operating (non-GAAP) earnings per share growth, with free cash flow realization of GAAP net income over 90 percent.

Over the last several years, the company has been making investments and shifting resources, embedding AI and cloud into its offerings while building new solutions and modernizing its existing platforms. These investments not only drive current performance, but will extend the company’s innovation leadership into the future.  The company’s key differentiators are built around three pillars - innovative technology, industry expertise and trust and security, uniquely delivered through an integrated model.

Management Discussion — (continued)

The company’s results in the first quarter of 2018 reflect the work that has been done to reposition the business through investment, shifting skills and reallocating capital. In the first quarter, the company reported revenue growth in Cognitive Solutions and Systems and improvement in the year-to-year revenue trajectory in GBS and Technology Services & Cloud Platforms. Overall for full-year 2018, the company continues to expect revenue growth at mid-April spot rates, and margin stabilization driven by continued scale in the cloud business and yield from services’ productivity improvements.

Consistent with the long-term model, the company also expects, over the course of 2018, to continue to acquire key capabilities, remix skills, invest in areas of growth and return value to shareholders. A high level of investment is important as the company continues to build its capabilities in AI, cloud, security and blockchain, among others. The actions taken in the first-quarter 2018 to reposition the business are aligned with this strategy. The company expects the annualized gross savings from the first-quarter workforce rebalancing actions to deliver two times the investment, with approximately 50 percent of that savings in the second-half 2018. As the company continues to scale efficiencies in the cloud and as-a-service businesses and with increased yield in services productivity, service margins are expected to expand in the second half. There is a mix headwind from the mainframe cycle expected in the second half. This is all taken into account in the full-year expectations.

Overall, the company expects GAAP earnings per share from continuing operations for 2018 to be at least $11.58; excluding acquisition-related charges of $0.78 per share, non-operating retirement-related items of $1.32 per share and U.S. tax reform related-charges of $0.12 per share, operating (non-GAAP) earnings per share is expected to be at least $13.80. For the first half of 2018, the company expects operating (non-GAAP) earnings per share to be approximately 40 percent of the full-year expectation, which is a point better than the first-half skew in 2017.

Free cash flow realization, which is defined as free cash flow to income from continuing operations (GAAP), is expected to be over 100%. The company continues to expect free cash flow to be approximately $12 billion in 2018. Free cash flow expectations include a year-to-year headwind from strong receivables collections in 2017, an approximate $600 million year-to-year headwind from cash tax payments and an expected increase in capital expenditures.

For 2018, the company expects the GAAP tax rate to be approximately 2 points lower than the operating (non-GAAP) tax rate expectation. The company expects its operating (non-GAAP) tax rate for 2018 to be 16 percent, plus or minus 2 points (excluding discrete items), which is a 4-point headwind year to year. The tax rates reflect the implementation of U.S. tax reform, which includes a lower U.S. corporate tax rate, offset by the broader tax base and reduced foreign tax credit utilization. The rate will change year to year based on discrete tax events, such as the settlement of income tax audits and changes in tax laws, as well as recurring factors including the geographic mix of income before taxes, state and local taxes and the effects of various global income tax strategies.

The company expects 2018 pre-tax retirement-related plan cost to be approximately $3.2 billion, an increase of approximately $300 million compared to 2017. This estimate reflects current pension plan assumptions at December 31, 2017. Consistent with the newly adopted FASB guidance for the presentation of net periodic pension and postretirement benefit costs, within total retirement-related plan cost, operating retirement-related plan cost is expected to be approximately $1.5 billion, approximately flat versus 2017. Non-operating retirement-related plan cost is expected to be approximately $1.7 billion, an increase of approximately $300 million compared to 2017, driven by lower income from expected return on assets and a year-to-year impact due to the pension obligation adjustment resulting from the successful resolution of the UK pension litigation matter in 2017. Contributions for all retirement-related plans are expected to be approximately $2.4 billion in 2018, approximately flat compared to 2017.

Currency Rate Fluctuations

Changes in the relative values of non-U.S. currencies to the U.S. dollar (USD) affect the company’s financial results and financial position. At March 31, 2018, currency changes resulted in assets and liabilities denominated in local currencies being translated into more dollars than at year-end 2017. The company uses financial hedging instruments to limit specific currency risks related to financing transactions and other foreign currency-based transactions.

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

Management Discussion — (continued)

currency impacts on the company’s financial results.

The company translates revenue, cost and expense in its non-U.S. operations at current exchange rates in the reported period. References to “adjusted for currency” or “constant currency” reflect adjustments based upon a simple mathematical formula. However, this constant currency methodology that the company utilizes to disclose this information does not incorporate any operational actions that management could take to mitigate fluctuating currency rates. Currency movements impacted the company’s year-to-year revenue and earnings per share growth in the first three months of 2018. Based on the currency rate movements in the first three months of 2018, total revenue increased 5.1 percent as reported and was flat at constant currency versus the first three months of 2017. On an income from continuing operations before income tax basis, these translation impacts offset by the net impact of hedging activities resulted in a theoretical maximum (assuming no pricing or sourcing actions) increase of approximately $70 million in the first three months of 2018 on an as-reported basis and an increase of approximately $90 million on an operating (non-GAAP) basis. The same mathematical exercise resulted in an increase of approximately $10 million in the first three months of 2017 on both an as-reported basis and an operating (non-GAAP) basis. The company views these amounts as a theoretical maximum impact to its as-reported financial results. Considering the operational responses mentioned above, movements of exchange rates, and the nature and timing of hedging instruments, it is difficult to predict future currency impacts on any particular period, but the company believes it could be substantially less than the theoretical maximum given the competitive pressure in the marketplace.

For non-U.S. subsidiaries and branches that operate in U.S. dollars or whose economic environment is highly inflationary, translation adjustments are reflected in results of operations. Generally, the company manages currency risk in these entities by linking prices and contracts to U.S. dollars.

Liquidity and Capital Resources

In the company’s 2017 Annual Report, on pages 67 to 70, there is a discussion of the company’s liquidity including two tables that present five years of data. The table presented on page 67 includes net cash from operating activities, cash and marketable securities and the size of the company’s global credit facilities for each of the past five years. For the three months ended, or as of, as applicable, March 31, 2018, those amounts are $4.6 billion for net cash from operating activities, $13.2 billion of cash, restricted cash and marketable securities and $15.3 billion in global credit facilities, respectively.

The major rating agencies’ ratings on the company’s debt securities at March 31, 2018 appear in the table below. The ratings remain unchanged from December 31, 2017. The company does not have “ratings trigger” provisions in its debt covenants or documentation, which would allow the holders to declare an event of default and seek to accelerate payments thereunder in the event of a change in credit rating. The company’s contractual agreements governing derivative instruments contain standard market clauses which can trigger the termination of the agreement if the company’s credit rating were to fall below investment grade. At March 31, 2018, the fair value of those instruments that were in a liability position was $352 million, before any applicable netting, and this position is subject to fluctuations in fair value period to period based on the level of the company’s outstanding instruments and market conditions. The company has no other contractual arrangements that, in the event of a change in credit rating, would result in a material adverse effect on its financial position or liquidity.

	STANDARD	MOODY’S
	AND	INVESTORS	FITCH
IBM and IBM Credit LLC ratings:	POOR’S	SERVICE	RATINGS
Senior long-term debt	A+	A1	A+
Commercial paper	A-1	Prime-1	F1

The company prepares its Consolidated Statement of Cash Flows in accordance with applicable accounting standards for cash flow presentation on page 7 of this Form 10-Q and highlights causes and events underlying sources and uses of cash in that format on page 68. For the purpose of running its business, the company manages, monitors and analyzes cash flows in a different manner.

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

Management Discussion — (continued)

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

The following is management’s view of cash flows for the first three months of 2018 and 2017 prepared in a manner consistent with the description above.

(Dollars in millions)
For the three months ended March 31:	2018	2017
Net cash from operating activities per GAAP	$4,602	$3,955
Less: change in Global Financing receivables	2,360	2,047
Net cash from operating activities, excluding Global Financing receivables	2,242	1,907
Capital expenditures, net	(893)	(819)
Free cash flow (FCF)	1,349	1,088
Acquisitions	(71)	(109)
Divestitures	—	(1)
Share repurchase	(777)	(1,293)
Common stock repurchases for tax withholdings	(53)	(50)
Dividends	(1,382)	(1,321)
Non-Global Financing debt	(547)	244
Other (includes Global Financing net receivables and Global Financing debt)	1,794	3,563 *
Change in cash, cash equivalents, restricted cash and short-term marketable securities	$313	$2,121 *

* Recast to reflect adoption of the FASB guidance on restricted cash.

In the first three months of 2018, the company generated free cash flow of $1.3 billion, an increase of $0.3 billion versus the prior year. The increase was driven by performance in working capital, partially offset by higher cash taxes and higher capital expenditures. Net capital investments of $0.9 billion increased $0.1 billion year to year. In the first three months of 2018, the company continued to focus its cash utilization on returning value to shareholders including $1.4 billion in dividends and $0.8 billion in gross common stock repurchases (5.0 million shares).

Events that could temporarily change the historical cash flow dynamics discussed previously and in the company’s 2017 Annual Report include significant changes in operating results, material changes in geographic sources of cash, unexpected adverse impacts from litigation, future pension funding requirements during periods of severe downturn in the capital markets or the timing of tax payments. Whether any litigation has such an adverse impact will depend on a number of variables, which are more completely described in note 12, “Contingencies,” in this Form 10-Q. With respect to pension funding, the company expects to make legally mandated pension plan contributions to certain non-U.S. plans of approximately $400 million in 2018. Contributions related to all retirement-related plans are expected to be approximately $2.4 billion in 2018. Financial market performance could increase the legally mandated minimum contributions in certain non-U.S. countries that require more frequent remeasurement of the funded status. The company is not quantifying any further impact from pension funding because it is not possible to predict future movements in the capital markets or pension plan funding regulations.

In 2018, the company is not legally required to make any contributions to the U.S. defined benefit plans.

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

Management Discussion — (continued)

Global Financing Return on Equity Calculation

(Dollars in millions)
For the three months ended March 31:	2018	2017
Numerator
Global Financing after-tax income*	$284	$219
Annualized after-tax income (1)	$1,137	$878
Denominator
Average Global Financing equity (2)**	$3,501	$3,488
Global Financing return on equity (1)/(2)	32.5%	25.2%

*            Calculated based upon an estimated tax rate principally based on Global Financing’s geographic mix of earnings as IBM’s provision for income taxes is determined on a consolidated basis.

**     Average of the ending equity for Global Financing for the last 2 quarters.

Management Discussion — (continued)

GAAP Reconciliation

The tables below provide a reconciliation of the company’s income statement results as reported under GAAP to its operating earnings presentation which is a non-GAAP measure. The company’s calculation of operating (non-GAAP) earnings, as presented, may differ from similarly titled measures reported by other companies. Refer to the “Operating (non-GAAP) Earnings” section on page 50 for the company’s rationale for presenting operating earnings information.

		Acquisition-		Retirement-		Tax Reform
(Dollars in millions except per share amounts)		Related		Related		One-Time		Operating
For the three months ended March 31, 2018	GAAP	Adjustments		Adjustments		Charge **		(non-GAAP)
Gross profit	$8,247	$93		$—		$—		$8,340
Gross profit margin	43.2%	0.5	pts.	—	pts.	—	pts.	43.7%
S,G&A	$5,445	$(110)		$—		$—		$5,335
R,D&E	1,405	—		—		—		1,405
Other (income) and expense	413	—		(402)		—		11
Total expense and other (income)	7,111	(110)		(402)		—		6,600
Pre-tax income from continuing operations	1,136	203		402		—		1,740
Pre-tax margin from continuing operations	6.0%	1.1	pts.	2.1	pts.	—	pts.	9.1%
Provision for/(benefit from) income taxes*	$(540)	$39		$76		$(107)		$(532)
Effective tax rate	(47.5)%	7.8	pts.	15.4	pts.	(6.1	)pts.	(30.5)%
Income from continuing operations	$1,675	$164		$325		$107		$2,272
Income margin from continuing operations	8.8%	0.9	pts.	1.7	pts.	0.6	pts.	11.9%
Diluted earnings per share from continuing operations	$1.81	$0.17		$0.35		$0.12		$2.45

*                 The tax impact on operating (non-GAAP) pre-tax income from continuing operations is calculated under the same accounting principles applied to the GAAP pre-tax income which employs an annual effective tax rate method to the results.

**          Operating (non-GAAP) earnings excludes a charge associated with the enactment of U.S. tax reform due to its unique non-recurring nature.

(Dollars in millions except per share amounts) For the three months ended March 31, 2017	GAAP**	Acquisition-Related Adjustments		Retirement-Related Adjustments**		Operating (non-GAAP)**
Gross profit	$7,944	$119		$—		$8,063
Gross profit margin	43.8%	0.7	pts.	—	pts.	44.4%
S,G&A	$5,027	$(139)		$—		$4,887
R,D&E	1,484	—		—		1,484
Other (income) and expense	319	(4)		(347)		(31)
Total expense and other (income)	6,521	(143)		(347)		6,031
Pre-tax income from continuing operations	1,424	262		347		2,033
Pre-tax margin from continuing operations	7.8%	1.4	pts.	1.9	pts.	11.2%
Provision for/(benefit from) income taxes*	$(329)	$67		$70		$(192)
Effective tax rate	(23.1)%	6.3	pts.	7.4	pts.	(9.4)%
Income from continuing operations	$1,753	$195		$277		$2,224
Income margin from continuing operations	9.7%	1.1	pts.	1.5	pts.	12.3%
Diluted earnings per share from continuing operations	$1.85	$0.21		$0.29		$2.35

*                 The tax impact on operating (non-GAAP) pre-tax income from continuing operations is calculated under the same accounting principles applied to the GAAP pre-tax income which employs an annual effective tax rate method to the results.

**          Recast to reflect adoption of the FASB guidance on presentation of net periodic pension and nonpension postretirement benefit costs.

Management Discussion — (continued)

Forward-Looking and Cautionary Statements

Except for the historical information and discussions contained herein, statements contained in this Form 10-Q may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on the company’s current assumptions regarding future business and financial performance. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, including the following: a downturn in the economic environment and client spending budgets; the company’s failure to meet growth and productivity objectives; a failure of the company’s innovation initiatives; impacts of damage to the company’s reputation; risks from investing in growth opportunities; failure of the company’s intellectual property portfolio to prevent competitive offerings and the failure of the company to obtain necessary licenses; cybersecurity and data privacy considerations; fluctuations in financial results; impact of local legal, economic, political and health conditions; adverse effects from environmental matters, tax matters and the company’s pension plans; ineffective internal controls; the company’s use of accounting estimates; the company’s ability to attract and retain key employees and its reliance on critical skills; impacts of relationships with critical suppliers; product quality issues; impacts of business with government clients; currency fluctuations and customer financing risks; impact of changes in market liquidity conditions and customer credit risk on receivables; reliance on third party distribution channels and ecosystems; the company’s ability to successfully manage acquisitions, alliances and dispositions; risks from legal proceedings; risk factors related to IBM securities; and other risks, uncertainties and factors discussed in the company’s Form 10-Qs, Form 10-K and in the company’s other filings with the U.S. Securities and Exchange Commission (SEC) or in materials incorporated therein or herein by reference. The company assumes no obligation to update or revise any forward-looking statements.

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

Part II — Other Information

Item 1.  Legal Proceedings

Refer to note 12, “Contingencies,” on pages 43 to 45 of this Form 10-Q.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Repurchases of Equity Securities

The following table provides information relating to the company’s repurchase of common stock for the first quarter of 2018.

			Total Number	Approximate
			of Shares	Dollar Value
			Purchased as	of Shares that
	Total Number	Average	Part of Publicly	May Yet Be
	of Shares	Price Paid	Announced	Purchased Under
Period	Purchased	per Share	Program	The Program*
January 1, 2018 - January 31, 2018	1,152,074	$163.77	1,152,074	$3,596,953,074

February 1, 2018 - February 28, 2018	1,918,870	$153.97	1,918,870	$3,301,508,274

March 1, 2018 - March 31, 2018	1,897,473	$155.99	1,897,473	$3,005,525,596

Total	4,968,417	$157.01	4,968,417

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

Item 5.  Other Information

As disclosed in the company’s 2018 Proxy Statement filed on March 12, 2018, Mark Fields and W. James McNerney Jr. were not nominees for election at the company’s annual meeting of stockholders held on April 24, 2018, and their terms on the Board ended. As a result, Article III, Section 2 of the company’s By-Laws was amended to decrease the number of directors to thirteen, effective April 24, 2018. The full text of IBM’s By-Laws, as amended effective April 24, 2018, is included as Exhibit 3.2 to this report.

Item 6. Exhibits

Exhibit Number

3.2	The By-Laws of IBM, as amended through April 24, 2018.

10.1	Form of LTPP equity award agreement for performance share units and Terms and Conditions of LTPP Equity Awards, effective June 1, 2018, in connection with the foregoing award agreements.

11	Statement re: computation of per share earnings.

The statement re: computation of per share earnings is note 15, “Earnings Per Share of Common Stock,” in this Form 10-Q.

12	Statement re: computation of ratios.

31.1	Certification by principal executive officer pursuant to Rule 13A-14(a) or 15D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by principal financial officer pursuant to Rule 13A-14(a) or 15D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

International Business Machines Corporation
(Registrant)

Date:	April 24, 2018
		By:	/s/ Robert F. Del Bene
Robert F. Del Bene
Vice President and Controller