Form 10-Q
period 2018-06-30
INTERNATIONAL BUSINESS MACHINES CORP
filed 2018-07-31
CIK 51143

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10 - Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JUNE 30, 2018

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

The registrant had 912,768,189 shares of common stock outstanding at June 30, 2018.

Part I - Financial Information

Item 1. Consolidated Financial Statements:

INTERNATIONAL BUSINESS MACHINES CORPORATION

AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF EARNINGS

(UNAUDITED)

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in millions except per share amounts)	2018	2017		2018	2017
Revenue:
Services	$12,886	$12,547		$25,848	$24,889
Sales	6,721	6,324		12,421	11,727
Financing	396	418		806	827
Total revenue	20,003	19,289		39,075	37,443
Cost:
Services	8,645	8,368	*	17,479	16,769	*
Sales	1,869	1,664	*	3,591	3,195	*
Financing	290	289		559	568
Total cost	10,804	10,321	*	21,629	20,531	*
Gross profit	9,199	8,968	*	17,445	16,912	*
Expense and other (income):
Selling, general and administrative	4,857	5,033	*	10,302	10,060	*
Research, development and engineering	1,364	1,436	*	2,769	2,921	*
Intellectual property and custom development income	(250)	(365)		(567)	(810)
Other (income) and expense	280	273	*	692	592	*
Interest expense	173	147		338	283
Total expense and other (income)	6,423	6,525	*	13,534	13,046	*
Income from continuing operations before income taxes	2,776	2,443		3,911	3,867
Provision for/(benefit from) income taxes	373	111		(166)	(218)
Income from continuing operations	$2,402	$2,332		$4,078	$4,085
Income/(loss) from discontinued operations, net of tax	1	(1)		5	(3)
Net income	$2,404	$2,331		$4,083	$4,082

Earnings/(loss) per share of common stock:
Assuming dilution:
Continuing operations	$2.61	$2.48		$4.42	$4.32
Discontinued operations	0.00	0.00		0.01	0.00
Total	$2.61	$2.48		$4.43	$4.32
Basic:
Continuing operations	$2.63	$2.49		$4.44	$4.35
Discontinued operations	0.00	0.00		0.01	0.00
Total	$2.63	$2.49		$4.45	$4.35

Weighted-average number of common shares outstanding: (millions)
Assuming dilution	919.4	939.6		922.4	943.7
Basic	915.1	934.9		917.9	938.7

Cash dividend per common share	$1.57	$1.50		$3.07	$2.90

* Recast to reflect adoption of the FASB guidance on presentation of net periodic pension and nonpension postretirement benefit costs.

(Amounts may not add due to rounding.)

(The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION

AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2018	2017	2018	2017
Net income	$2,404	$2,331	$4,083	$4,082
Other comprehensive income/(loss), before tax:
Foreign currency translation adjustments	(347)	(38)	(513)	124
Net changes related to available-for-sale securities:
Unrealized gains/(losses) arising during the period	0	4	(2)	3
Reclassification of (gains)/losses to net income	—	0	0	1
Total net changes related to available-for-sale securities	0	3	(2)	4
Unrealized gains/(losses) on cash flow hedges:
Unrealized gains/(losses) arising during the period	(149)	(96)	(89)	(128)
Reclassification of (gains)/losses to net income	434	(176)	380	(274)
Total unrealized gains/(losses) on cash flow hedges	285	(272)	292	(402)
Retirement-related benefit plans:
Prior service costs/(credits)	0	—	(1)	0
Net (losses)/gains arising during the period	82	44	84	105
Curtailments and settlements	6	3	6	1
Amortization of prior service (credits)/costs	(19)	(22)	(37)	(44)
Amortization of net (gains)/losses	741	713	1,494	1,423
Total retirement-related benefit plans	810	738	1,545	1,486
Other comprehensive income/(loss), before tax	748	432	1,322	1,211
Income tax (expense)/benefit related to items of other comprehensive income	(455)	88	(598)	(3)
Other comprehensive income/(loss), net of tax	294	520	724	1,208
Total comprehensive income/(loss)	$2,697	$2,852	$4,807	$5,290

(Amounts may not add due to rounding.)

(The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION

AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF FINANCIAL POSITION

(UNAUDITED)

ASSETS

	At June 30,	At December 31,
(Dollars in millions)	2018	2017
Assets:
Current assets:
Cash and cash equivalents	$10,741	$11,972
Restricted cash	219	262	*
Marketable securities	966	608
Notes and accounts receivable - trade (net of allowances of $310 in 2018 and $297 in 2017)	7,445	8,928
Short-term financing receivables (net of allowances of $281 in 2018 and $261 in 2017)	19,806	21,721
Other accounts receivable (net of allowances of $37 in 2018 and $36 in 2017)	1,089	981
Inventories, at lower of average cost or market:
Finished goods	488	333
Work in process and raw materials	1,254	1,250
Total inventories	1,742	1,583
Deferred costs	2,344	1,820	**
Prepaid expenses and other current assets	2,443	1,860	* **
Total current assets	46,795	49,735
Property, plant and equipment	32,233	32,331
Less: Accumulated depreciation	21,209	21,215
Property, plant and equipment — net	11,024	11,116
Long-term financing receivables (net of allowances of $59 in 2018 and $74 in 2017)	8,783	9,550
Prepaid pension assets	5,375	4,643
Deferred costs	2,613	2,136	**
Deferred taxes	4,689	4,862
Goodwill	36,482	36,788
Intangible assets — net	3,344	3,742
Investments and sundry assets	2,518	2,783	**
Total assets	$121,622	$125,356

*            Recast to reflect adoption of the FASB guidance on restricted cash.

**     Recast to conform to current period presentation.

(Amounts may not add due to rounding.)

(The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION

AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF FINANCIAL POSITION — (CONTINUED)

(UNAUDITED)

LIABILITIES AND EQUITY

	At June 30,	At December 31,
(Dollars in millions)	2018	2017
Liabilities:
Current liabilities:
Taxes	$2,780	$4,219
Short-term debt	7,646	6,987
Accounts payable	5,518	6,451
Compensation and benefits	3,686	3,644
Deferred income	11,752	11,552
Other accrued expenses and liabilities	4,059	4,510
Total current liabilities	35,442	37,363
Long-term debt	37,851	39,837
Retirement and nonpension postretirement benefit obligations	15,963	16,720
Deferred income	3,718	3,746
Other liabilities	10,000	9,965
Total liabilities	102,974	107,631
Equity:
IBM stockholders’ equity:
Common stock, par value $0.20 per share, and additional paid-in capital	54,827	54,566
Shares authorized: 4,687,500,000
Shares issued: 2018 - 2,232,306,588
2017 - 2,229,428,813
Retained earnings	157,349	153,126
Treasury stock - at cost	(165,366)	(163,507)
Shares: 2018 - 1,319,538,399
2017 - 1,307,249,588
Accumulated other comprehensive income/(loss)	(28,290)	(26,592)
Total IBM stockholders’ equity	18,520	17,594
Noncontrolling interests	128	131
Total equity	18,648	17,725
Total liabilities and equity	$121,622	$125,356

(Amounts may not add due to rounding.)

(The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION

AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
(Dollars in millions)	2018	2017
Cash flows from operating activities:
Net income	$4,083	$4,082
Adjustments to reconcile net income to cash provided by operating activities
Depreciation	1,547	1,439
Amortization of intangibles	683	777
Stock-based compensation	242	265
Net (gain)/loss on asset sales and other	6	74
Changes in operating assets and liabilities, net of acquisitions/divestitures	336	785
Net cash provided by operating activities	6,896	7,421

Cash flows from investing activities:
Payments for property, plant and equipment	(1,801)	(1,425)
Proceeds from disposition of property, plant and equipment	180	136
Investment in software	(275)	(278)
Acquisition of businesses, net of cash acquired	(122)	(169)
Divestitures of businesses, net of cash transferred	—	29
Non-operating finance receivables — net	422	816
Purchases of marketable securities and other investments	(2,811)	(2,357)*
Proceeds from disposition of marketable securities and other investments	2,009	1,883
Net cash used in investing activities	(2,399)	(1,365)*

Cash flows from financing activities:
Proceeds from new debt	2,506	5,835
Payments to settle debt	(3,654)	(2,106)
Short-term borrowings/(repayments) less than 90 days — net	397	(973)
Common stock repurchases	(1,767)	(2,725)
Common stock repurchases for tax withholdings	(143)	(147)
Financing — other	52	97
Cash dividends paid	(2,819)	(2,724)
Net cash used in financing activities	(5,428)	(2,743)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(344)	547
Net change in cash, cash equivalents and restricted cash	(1,274)	3,860 *

Cash, cash equivalents and restricted cash at January 1	12,234	8,073 *
Cash, cash equivalents and restricted cash at June 30	$10,960	$11,932 *

* Recast to reflect adoption of the FASB guidance on restricted cash.

(Amounts may not add due to rounding.)

(The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION

AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(UNAUDITED)

	Common
	Stock and			Accumulated
	Additional			Other	Total IBM	Non-
	Paid-in	Retained	Treasury	Comprehensive	Stockholders’	Controlling	Total
(Dollars in millions)	Capital	Earnings	Stock	Income/(Loss)	Equity	Interests	Equity
Equity - January 1, 2018	$54,566	$153,126	$(163,507)	$(26,592)	$17,594	$131	$17,725
Cumulative effect of change in accounting principle:
Revenue		524			524		524
Stranded tax effects/other *		2,422		(2,422)
Net income plus other comprehensive income/(loss):
Net income		4,083			4,083		4,083
Other comprehensive income/(loss)				724	724		724
Total comprehensive income/(loss)					$4,807		$4,807
Cash dividends paid — common stock		(2,819)			(2,819)		(2,819)
Common stock issued under employee plans (2,877,775 shares)	261				261		261
Purchases (946,596 shares) and sales (351,491 shares) of treasury stock under employee plans — net		12	(98)		(86)		(86)
Other treasury shares purchased, not retired (11,693,706 shares)			(1,761)		(1,761)		(1,761)
Changes in noncontrolling interests						(3)	(3)
Equity - June 30, 2018	$54,827	$157,349	$(165,366)	$(28,290)	$18,520	$128	$18,648

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

Noncontrolling interest amounts of $3.8 million and $3.5 million, net of tax, for the three months ended June 30, 2018 and 2017, respectively, and $11.7 million and $7.1 million, net of tax, for the six months ended June 30, 2018 and 2017, respectively, are included as a reduction within other (income) and expense in the Consolidated Statement of Earnings.

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

A cross-functional implementation team has been established which is evaluating the lease portfolio, system, process and policy change requirements. The company has made progress in gathering the necessary data elements for the lease population and a system provider has been selected, with system configuration and implementation underway. The company is currently evaluating the impact of the new guidance on its consolidated financial results and expects it will have a material impact on the Consolidated Statement of Financial Position. The company is currently planning on electing the package of practical expedients not to reassess prior conclusions related to contracts containing leases, lease classification and initial direct costs and is evaluating the other practical expedients available under the guidance.

The company’s operating lease commitments, as a lessee, were $6.6 billion at December 31, 2017. From a lessor perspective, in 2017, the use of third-party residual value guarantee insurance resulted in the company recognizing $452 million of sales-type lease revenue that would otherwise have been recognized over the lease period as operating lease revenue. Further, due to changes in lease termination guidance, when equipment is returned to the company prior to the end of the lease term, the carrying amounts of lease receivables, which remain outstanding relating to that equipment and still

Notes to Consolidated Financial Statements — (continued)

expected to be collected, will be reclassified to loan receivables. The amount that would have been reclassified from lease receivables to loan receivables in 2017, under the application of this new guidance, would have been approximately $450 million.

The company continues to assess the potential impacts of the guidance, including changes resulting from the pending accounting standard updates to be issued by the FASB, normal and ongoing business dynamics or potential changes in contracting terms, and as a result, preliminary conclusions are subject to change.

Standards Implemented

In February 2018, the FASB issued guidance that allows entities to elect an option to reclassify the stranded tax effects related to the application of the Tax Cuts and Jobs Act (“U.S. tax reform”) from accumulated other comprehensive income/(loss) (“AOCI”) to retained earnings. The guidance is effective January 1, 2019 with early adoption permitted, and can be applied either in the period of adoption or retrospectively to all applicable periods. The company adopted the guidance effective January 1, 2018, and elected not to reclassify prior periods. In accordance with its accounting policy, the company releases income tax effects from AOCI once the reason the tax effects were established cease to exist (e.g., when available-for-sale debt securities are sold or if a pension plan is liquidated). This guidance allows for the reclassification of stranded tax effects as a result of the change in tax rates from U.S. tax reform to be recorded upon adoption of the guidance rather than at an actual cessation date. At adoption on January 1, 2018, $2,420 million was reclassified from AOCI to retained earnings, primarily comprised of amounts relating to retirement-related benefit plans.

In August 2017, the FASB issued guidance to simplify the application of hedge accounting in certain areas, better portray the economic results of an entity’s risk management activities in its financial statements and make targeted improvements to presentation and disclosure requirements. The guidance is effective January 1, 2019 with early adoption permitted. The company adopted the guidance as of January 1, 2018, and it did not have a material impact in the consolidated financial results.

In March 2017, the FASB issued guidance that impacts the presentation of net periodic pension and postretirement benefit costs (“net benefit cost”). Under the guidance, the service cost component of net benefit cost continues to be presented within cost, selling, general and administrative expense and research, development and engineering expense in the Consolidated Statement of Earnings, unless eligible for capitalization. The other components of net benefit cost are presented separately from service cost within other (income) and expense in the Consolidated Statement of Earnings. The guidance was effective January 1, 2018 with early adoption permitted. The company adopted the guidance as of the effective date. The guidance is primarily a change in financial statement presentation and did not have a material impact in the consolidated financial results. This presentation change was applied retrospectively upon adoption. For the three months ended June 30, 2017, $175 million, $127 million, and $48 million was recast from total cost, selling, general and administrative (SG&A) expense, and research, development, and engineering (RD&E) expense, respectively, into other (income) and expense.  For the six months ended June 30, 2017, $347 million, $252 million, and $98 million was recast from total cost, SG&A expense, and RD&E expense, respectively, into other (income) and expense. Refer to note 9, “Retirement-Related Benefits,” for additional information.

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

The FASB issued guidance on the recognition of revenue from contracts with customers in May 2014 with amendments in 2015 and 2016. Revenue recognition depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires specific disclosures relating to revenue recognition. The company adopted the guidance effective January 1, 2018 using the modified retrospective transition method. At adoption, $557 million was reclassified from notes and accounts receivable-trade and deferred income-current to prepaid expenses and other current assets to establish the opening balance for net contract assets. In-scope sales commission costs previously recorded in the Consolidated Statement of Earnings were capitalized in deferred costs in accordance with the transition guidance, in the amount of $737 million. Deferred income of $29 million was recorded for certain software licenses that will be recognized over time versus at a point in time under previous guidance. Additionally, net deferred taxes were reduced by $184 million in the Consolidated Statement of Financial Position, resulting in a cumulative-effect net increase to retained earnings of $524 million. The guidance did not have a

Notes to Consolidated Financial Statements — (continued)

material impact in the company’s consolidated financial results for the three and six months ended June 30, 2018. The company expects revenue recognition for its broad portfolio of hardware, software, and services offerings to remain largely unchanged. Refer to note 3, “Revenue Recognition,” for additional information, including further discussion on the impact of adoption and changes in accounting policies relating to revenue recognition.

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

In October 2016, the FASB issued guidance which requires an entity to recognize the income tax consequences of intra-entity transfers of assets, other than inventory, at the time of transfer. Assets within the scope of the guidance include intellectual property and property, plant and equipment. The guidance was effective January 1, 2018 and early adoption was permitted. The company adopted the guidance on January 1, 2017 using the required modified retrospective method. At adoption, $95 million and $47 million were reclassified from investments and sundry assets and prepaid expenses and other current assets, respectively into retained earnings. Additionally, net deferred taxes of $244 million were established in deferred taxes in the Consolidated Statement of Financial Position, resulting in a cumulative-effect net increase to retained earnings of $102 million. In January 2017, the company had one transaction that generated a $582 million benefit to income tax expense, income from continuing operations and net income and a benefit to both basic and diluted earnings per share of $0.62 per share for the six months ended June 30, 2017. No transactions impacted the consolidated financial results for the six months ended June 30, 2018. The ongoing impact of this guidance will be dependent on any transaction that is within its scope.

In March 2016, the FASB issued guidance which changes the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification in the Consolidated Statement of Cash Flows. The guidance was effective and adopted by the company on January 1, 2017, and it did not have a material impact in the Consolidated Statement of Financial Position. The ongoing impact of the guidance could result in increased volatility in the provision for income taxes and earnings per share in the Consolidated Statement of Earnings, depending on the company’s share price at exercise or vesting of share-based awards compared to grant date, however these impacts are not expected to be material. These impacts are recorded on a prospective basis. The company continues to estimate forfeitures in conjunction with measuring stock-based compensation cost. The guidance also requires cash payments on behalf of employees for shares directly withheld for taxes to be presented as financing outflows in the Consolidated Statement of Cash Flows. The FASB also issued guidance in May 2017 and June 2018, which relates to the accounting for modifications of share-based payment awards and accounting for share-based payments issued to non-employees, respectively. The company adopted the guidance for modifications in the second quarter of 2017, and guidance for non-employees’ payments in the second quarter of 2018. The guidance had no impact in the consolidated financial results.

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

Notes to Consolidated Financial Statements — (continued)

The company only includes estimated amounts in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. The company may not be able to reliably estimate contingent revenue in certain long-term arrangements due to uncertainties that are not expected to be resolved for a long period of time or when the company’s experience with similar types of contracts is limited. The company’s arrangements infrequently include contingent revenue. Estimates of variable consideration and the determination of whether to include estimated amounts in the transaction price are based on all information (historical, current and forecasted) that is reasonably available to the company, taking into consideration the type of client, the type of transaction and the specific facts and circumstances of each arrangement. Changes in estimates of variable consideration are included in the disclosure on pages 19 and 20.

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

Notes to Consolidated Financial Statements — (continued)

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

Notes to Consolidated Financial Statements — (continued)

Revenue related to maintenance and support services and extended warranty is recognized on a straight-line basis over the period of performance because the company is standing ready to provide services.

In fixed-price design and build contracts, revenue is recognized based on progress towards completion of the performance obligation using a cost-to-cost measure of progress (i.e., percentage-of-completion (POC) method of accounting). Revenue is recognized based on the labor costs incurred to date as a percentage of the total estimated labor costs to fulfill the contract. Due to the nature of the work performed in these arrangements, the estimation of cost at completion is complex, subject to many variables and requires significant judgment. Key factors reviewed by the company to estimate costs to complete each contract are future labor and product costs and expected productivity efficiencies. If circumstances arise that change the original estimates of revenues, costs, or extent of progress toward completion, revisions to the estimates are made. These revisions may result in increases or decreases in estimated revenues or costs, and such revisions are reflected in revenue on a cumulative catch-up basis in the period in which the circumstances that gave rise to the revision become known by the company. Refer to page 20 for the amount of revenue recognized in the reporting period on a cumulative catch-up basis (i.e., from performance obligations satisfied, or partially satisfied, in previous periods).

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

Notes to Consolidated Financial Statements — (continued)

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

Notes to Consolidated Financial Statements — (continued)

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

Contract Assets and Notes and Accounts Receivable—Trade

The company classifies the right to consideration in exchange for products or services transferred to a client as either a receivable or a contract asset. A receivable is a right to consideration that is unconditional as compared to a contract asset which is a right to consideration that is conditional upon factors other than the passage of time. The majority of the company’s contract assets represent unbilled amounts related to design and build services contracts when the cost-to-cost method of revenue recognition is utilized, revenue recognized exceeds the amount billed to the client, and the right to consideration is subject to milestone completion or client acceptance. Contract assets are generally classified as current and are recorded on a net basis with deferred income (i.e., contract liabilities) at the contract level. At January 1, 2018 and June

Notes to Consolidated Financial Statements — (continued)

30, 2018 contract assets of $557 million and $515 million, respectively, are included in prepaid expenses and other current assets in the Consolidated Statement of Financial Position. At December 31, 2017, these assets were classified as notes and accounts receivable-trade in the Consolidated Statement of Financial Position.

An allowance for contract assets, if needed, and uncollectible trade receivables is estimated based on a combination of write-off history, aging analysis and any specific, known troubled accounts.

Disaggregation of Revenue

The following tables provide details of revenue by major products/service offerings and by geography.

Revenue by Major Products/Service Offerings

			Technology
		Global	Services &
	Cognitive	Business	Cloud		Global		Total
(Dollars in millions)	Solutions	Services	Platforms	Systems	Financing	Other	Revenue
For the three months ended June 30, 2018:

Solutions Software	$3,214	$—	$—	$—	$—	$—	$3,214
Transaction Processing Software	1,366	—	—	—	—	—	1,366

Consulting	—	1,931	—	—	—	—	1,931
Global Process Services	—	315	—	—	—	—	315
Application Management	—	1,946	—	—	—	—	1,946

Infrastructure Services	—	—	5,768	—	—	—	5,768
Technical Support Services	—	—	1,750	—	—	—	1,750
Integration Software	—	—	1,097	—	—	—	1,097

Systems Hardware	—	—	—	1,756	—	—	1,756
Operating Systems Software	—	—	—	421	—	—	421

Global Financing*	—	—	—	—	394	—	394

Other Revenue	—	—	—	—	—	45	45
Total	$4,580	$4,192	$8,615	$2,177	$394	$45	$20,003

* Contains lease and loan/working capital financing arrangements which are not subject to the guidance on revenue from contracts with customers.

Revenue by Geography

Total
(Dollars in millions)	Revenue
For the three months ended June 30, 2018:

Americas	$9,212
Europe/Middle East/Africa	6,407
Asia Pacific	4,384
Total	$20,003

Notes to Consolidated Financial Statements — (continued)

Revenue by Major Products/Service Offerings

			Technology
		Global	Services &
	Cognitive	Business	Cloud		Global		Total
(Dollars in millions)	Solutions	Services	Platforms	Systems	Financing	Other	Revenue
For the six months ended June 30, 2018:

Solutions Software	$6,171	$—	$—	$—	$—	$—	$6,171
Transaction Processing Software	2,708	—	—	—	—	—	2,708

Consulting	—	3,798	—	—	—	—	3,798
Global Process Services	—	620	—	—	—	—	620
Application Management	—	3,948	—	—	—	—	3,948

Infrastructure Services	—	—	11,593	—	—	—	11,593
Technical Support Services	—	—	3,531	—	—	—	3,531
Integration Software	—	—	2,116	—	—	—	2,116

Systems Hardware	—	—	—	2,848	—	—	2,848
Operating Systems Software	—	—	—	828	—	—	828

Global Financing*	—	—	—	—	799	—	799

Other Revenue	—	—	—	—	—	114	114
Total	$8,879	$8,365	$17,240	$3,676	$799	$114	$39,075

*Contains lease and loan/working capital financing arrangements which are not subject to the guidance on revenue from contracts with customers.

Revenue by Geography

Total
(Dollars in millions)	Revenue
For the six months ended June 30, 2018:

Americas	$17,919
Europe/Middle East/Africa	12,583
Asia Pacific	8,573
Total	$39,075

Remaining Performance Obligations

The remaining performance obligation (RPO) disclosure provides the aggregate amount of the transaction price yet to be recognized as of the end of the reporting period and an explanation as to when the company expects to recognize these amounts in revenue. It is intended to be a statement of overall work under contract that has not yet been performed and does not include contracts in which the customer is not committed, such as certain as-a-Service, governmental, term software license and services offerings. The customer is not considered committed when they are able to terminate for convenience without payment of a substantive penalty. The disclosure includes estimates of variable consideration, except when the variable consideration is a sales-based or usage-based royalty promised in exchange for a license of intellectual property. Additionally, as a practical expedient, the company does not include contracts that have an original duration of one year or less. Remaining performance obligation estimates are subject to change and are affected by several factors, including terminations, changes in the scope of contracts, periodic revalidations, adjustment for revenue that has not materialized and adjustments for currency.

At June 30, 2018, the aggregate amount of the transaction price allocated to RPO related to customer contracts that are unsatisfied or partially unsatisfied was $124 billion. Given the profile of contract terms, approximately 60 percent of this amount is expected to be recognized as revenue over the next two years, approximately 35 percent between three and five

Notes to Consolidated Financial Statements — (continued)

years and the balance (mostly Infrastructure Services) thereafter. Currency market volatility significantly impacted the amount of RPO at June 30, 2018 compared to March 31, 2018.

Revenue Recognized for Performance Obligations Satisfied (or Partially Satisfied) in Prior Periods

For the three and six months ending June 30, 2018, the impact to revenue from performance obligations satisfied (or partially satisfied) in previous periods was immaterial. See pages 14 and 15 for additional information on percentage-of-completion contracts and estimates of costs to complete.

Reconciliation of Contract Balances

The following table provides information about notes and accounts receivables-trade, contract assets and deferred income balances:

	At June 30,	At January 1,
(Dollars in millions)	2018	2018 (as adjusted)
Notes and accounts receivable-trade (net of allowances of $310 and $297 at June 30, 2018 and January 1, 2018, respectively)	$7,445	$8,295
Contract assets (1)	515	557
Deferred income (current)	11,752	11,493
Deferred income (noncurrent)	3,718	3,758

(1) Included within prepaid expenses and other current assets in the Consolidated Statement of Financial Position.

The amount of revenue recognized during the three months ended June 30, 2018 that was included within the deferred income balance at April 1, 2018 was $4.0 billion and primarily relates to services and software.

The amount of revenue recognized during the six months ended June 30, 2018 that was included within the deferred income balance at January 1, 2018 was $6.0 billion and primarily relates to services and software.

Deferred Costs

At June 30,
(Dollars in millions)	2018
Capitalized costs to obtain a contract	$715
Deferred costs to fulfill a contract:
Deferred setup costs	2,108
Other deferred fulfillment costs	2,133
Total deferred costs (1)	$4,956

(1) Of the total, $2,344 million is current and $2,613 million is noncurrent. Prior to January 1, 2018, the current and noncurrent balance of deferred costs were included within prepaid expenses and other current assets and investments and sundry assets, respectively.

On January 1, 2018, in accordance with the transition guidance, $737 million of in-scope sales commissions that were previously recorded in the Consolidated Statement of Earnings were capitalized as costs to obtain a contract.

The amount of total deferred costs amortized during the quarter ended June 30, 2018 was $953 million. There were no material impairment losses incurred during the period. Refer to pages 16 and 17 for additional information on deferred costs to fulfill a contract and capitalized costs of obtaining a contract.

Transition Disclosures

In accordance with the modified retrospective method transition requirements, the company will present the financial statement line items impacted and adjusted to compare to presentation under the prior GAAP for each of the interim and annual periods during the first year of adoption of the new revenue standard.  The following tables summarize the impacts as of and for the quarter and six months ended June 30, 2018. The impacts to adjust to prior GAAP are primarily the result of the transition adjustments recorded at adoption.  Current period impacts were not material. Refer to note 2, “Accounting Changes,” for additional information on the transition adjustments.

Notes to Consolidated Financial Statements — (continued)

Consolidated Statement of Earnings Impacts

	As reported under	Adjustments to	Adjusted
(Dollars in millions except per share amounts)	new revenue	convert to	amounts under
For the three months ended June 30, 2018:	standard	prior GAAP	prior GAAP
Revenue	$20,003	$38	$20,041
Cost	10,804	24	10,829
Gross profit	9,199	14	9,212
Selling, general and administrative expense	4,857	17	4,874
Income from continuing operations before income taxes	2,776	(3)	2,773
Provision for/(benefit from) income taxes	373	(1)	372
Net income	$2,404	$(2)	$2,402
Earnings/(loss) per share of common stock:
Assuming dilution	$2.61	$0.00	$2.61
Basic	$2.63	$0.00	$2.63

	As reported under	Adjustments to	Adjusted
(Dollars in millions except per share amounts)	new revenue	convert to	amounts under
For the six months ended June 30, 2018:	standard	prior GAAP	prior GAAP
Revenue	$39,075	$(14)	$39,061
Cost	21,629	0	21,629
Gross profit	17,445	(14)	17,432
Selling, general and administrative expense	10,302	(4)	10,298
Income from continuing operations before income taxes	3,911	(10)	3,901
Provision for/(benefit from) income taxes	(166)	(3)	(170)
Net income	$4,083	$(7)	$4,076
Earnings/(loss) per share of common stock:
Assuming dilution	$4.42	$(0.01)	$4.41
Basic	$4.44	$(0.01)	$4.43

Consolidated Statement of Financial Position Impacts

	As reported under	Adjustments to	Adjusted
(Dollars in millions)	new revenue	convert to	amounts under
At June 30, 2018:	standard	prior GAAP	prior GAAP
Assets:
Notes and accounts receivable - trade (net of allowances)	$7,445	$582	$8,027
Deferred costs (current)	2,344	(382)	1,961
Prepaid expenses and other current assets	2,443	(515)	1,928
Deferred taxes	4,689	187	4,876
Deferred costs (noncurrent)	2,613	(332)	2,281
Investments and sundry assets	2,518	—	2,518
Total assets	$121,622	$(461)	$121,161
Liabilities:
Taxes	$2,780	$—	$2,780
Deferred income (current)	11,752	57	11,809
Deferred income (noncurrent)	3,718	(7)	3,712
Total liabilities	$102,974	$50	$103,024
Equity:
Retained earnings	$157,349	$(530)	$156,819
AOCI	(28,290)	18	(28,271)
Total stockholders’ equity	18,648	(512)	18,136
Total liabilities and stockholders’ equity	$121,622	$(461)	$121,161

Notes to Consolidated Financial Statements — (continued)

Consolidated Statement of Cash Flows Impacts

	As reported under	Adjustments to	Adjusted
(Dollars in millions)	new revenue	convert to	amounts under
For the six months ended June 30, 2018:	standard	prior GAAP	prior GAAP
Cash flows from operating activities:
Net income	$4,083	$(7)	$4,076
Adjustments to reconcile net income to cash provided by operating activities
Changes in operating assets and liabilities, net of acquisitions/divestitures	336	7	343
Net cash provided by operating activities	$6,896	$—	$6,896

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

Certain non-financial assets such as property, plant and equipment, land, goodwill and intangible assets are also subject to nonrecurring fair value measurements if they are deemed to be impaired. The impairment models used for nonfinancial

Notes to Consolidated Financial Statements — (continued)

assets depend on the type of asset. There were no material impairments of non-financial assets for the six months ended June 30, 2018 and 2017, respectively.

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

The following tables present the company’s financial assets and financial liabilities that are measured at fair value on a recurring basis at June 30, 2018 and December 31, 2017.

(Dollars in millions)
At June 30, 2018	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (1)
Time deposits and certificates of deposit	$—	$7,123	$—	$7,123	(6)
Money market funds	476	—	—	476
Total	$476	$7,123	$—	$7,599
Equity investments (2)	10	—	—	10
Debt securities - current (3)	—	963	—	963	(6)
Derivative assets (4)	—	699	—	699	(7)
Total assets	$485	$8,785	$—	$9,270
Liabilities:
Derivative liabilities (5)	$—	$256	$—	$256	(7)

(1)	Included within cash and cash equivalents in the Consolidated Statement of Financial Position.
(2)	Included within marketable securities, and investments and sundry assets in the Consolidated Statement of Financial Position.
(3)	Included within marketable securities in the Consolidated Statement of Financial Position.
(4)

The gross balances of derivative assets contained within prepaid expenses and other current assets, and investments and sundry assets in the Consolidated Statement of Financial Position at June 30, 2018 were $301 million and $398 million, respectively.

(5)

The gross balances of derivative liabilities contained within other accrued expenses and liabilities, and other liabilities in the Consolidated Statement of Financial Position at June 30, 2018 were $94 million and $162 million, respectively.

(6)	Available-for-sale debt securities with carrying values that approximate fair value.
(7)

If derivative exposures covered by a qualifying master netting agreement had been netted in the Consolidated Statement of Financial Position, the total derivative asset and liability positions each would have been reduced by $201 million.

Notes to Consolidated Financial Statements — (continued)

(Dollars in millions)
At December 31, 2017	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (1)
Time deposits and certificates of deposit	$—	$8,066	$—	$8,066
Commercial paper	—	96	—	96
Money market funds	26	—	—	26
Canadian government securities	—	398	—	398
Total	$26	$8,560	$—	$8,586	(6)
Equity investments (2)	4	—	—	4
Debt securities - current (3)	—	608	—	608	(6)
Debt securities - noncurrent (2)	4	7	—	11
Derivative assets (4)	—	942	—	942	(7)
Total assets	$33	$10,117	$—	$10,151
Liabilities:
Derivative liabilities (5)	$—	$415	$—	$415	(7)

(1)	Included within cash and cash equivalents in the Consolidated Statement of Financial Position.
(2)	Included within investments and sundry assets in the Consolidated Statement of Financial Position.
(3)	U.S government securities reported as marketable securities in the Consolidated Statement of Financial Position.
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

There were no transfers between Levels 1 and 2 for the six months ended June 30, 2018 and the year ended December 31, 2017.

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

Loans and Long-term Receivables

Fair values are based on discounted future cash flows using current interest rates offered for similar loans to clients with similar credit ratings for the same remaining maturities. At June 30, 2018 and December 31, 2017, the difference between the carrying amount and estimated fair value for loans and long-term receivables was immaterial. If measured at fair value in the financial statements, these financial instruments would be classified as Level 3 in the fair value hierarchy.

Long-Term Debt

Fair value of publicly-traded long-term debt is based on quoted market prices for the identical liability when traded as an asset in an active market. For other long-term debt for which a quoted market price is not available, an expected present value technique that uses rates currently available to the company for debt with similar terms and remaining maturities is used to estimate fair value. The carrying amount of long-term debt was $37,851 million and $39,837 million, and the estimated fair value was $39,554 million and $42,264 million at June 30, 2018 and December 31, 2017, respectively. If measured at fair

Notes to Consolidated Financial Statements — (continued)

value in the financial statements, long-term debt (including the current portion) would be classified as Level 2 in the fair value hierarchy.

Available-for-sale securities

Gross realized gains/losses from the sale of available-for-sale securities during the three and six month periods ended June 30, 2018 and 2017 were immaterial. After-tax net unrealized holding gains/losses on available-for-sale securities that have been included in other comprehensive income/loss for the three and six month periods ended June 30, 2018 and 2017 were immaterial.

The contractual maturities of substantially all available-for-sale debt securities are less than one year at June 30, 2018.

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

The company is also a party to collateral security arrangements with most of its major derivative counterparties. These arrangements require the company to hold or post collateral (cash or U.S. Treasury securities) when the derivative fair values exceed contractually established thresholds. Posting thresholds can be fixed or can vary based on credit default swap pricing or credit ratings received from the major credit agencies. The aggregate fair value of all derivative instruments under these collateralized arrangements that were in a liability position at June 30, 2018 and December 31, 2017 was $24 million and $126 million, respectively, for which no collateral was posted at either date. Full collateralization of these agreements would be required in the event that the company’s credit rating falls below investment grade or if its credit default swap spread exceeds 250 basis points, as applicable, pursuant to the terms of the collateral security arrangements. The aggregate fair value of derivative instruments in asset positions at June 30, 2018 and December 31, 2017 was $699 million and $942 million, respectively. This amount represents the maximum exposure to loss at the reporting date if the counterparties failed to perform as contracted. This exposure was reduced by $201 million and $255 million at June 30, 2018 and December 31, 2017, respectively, of liabilities included in master netting arrangements with those counterparties. Additionally, at June 30, 2018 and December 31, 2017, this exposure was reduced by $63 million and $114 million of cash collateral, respectively. There were no non-cash collateral balances in U.S. Treasury securities at June 30, 2018 and December 31, 2017. At June 30, 2018 and December 31, 2017, the net exposure related to derivative assets recorded in the Consolidated Statement of Financial Position was $436 million and $572 million, respectively. At June 30, 2018 and December 31, 2017, the net position related to derivative liabilities recorded in the Consolidated Statement of Financial Position was $55 million and $160 million, respectively.

In the Consolidated Statement of Financial Position, the company does not offset derivative assets against liabilities in master netting arrangements nor does it offset receivables or payables recognized upon payment or receipt of cash collateral against the fair values of the related derivative instruments. No amount was recognized in other receivables at June 30, 2018 or December 31, 2017 for the right to reclaim cash collateral. The amount recognized in accounts payable for the obligation to return cash collateral was $63 million and $114 million at June 30, 2018 and December 31, 2017, respectively. The company restricts the use of cash collateral received to rehypothecation, and therefore reports it in restricted cash in the Consolidated Statement of Financial Position. No amount was rehypothecated at June 30, 2018 and December 31, 2017.

Notes to Consolidated Financial Statements — (continued)

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

Interest Rate Risk

Fixed and Variable Rate Borrowings

The company issues debt in the global capital markets to fund its operations and financing business. Access to cost-effective financing can result in interest rate mismatches with the underlying assets. To manage these mismatches and to reduce overall interest cost, the company may use interest-rate swaps to convert specific fixed-rate debt issuances into variable-rate debt (i.e., fair value hedges) and to convert specific variable-rate debt issuances into fixed-rate debt (i.e., cash flow hedges). At June 30, 2018 and December 31, 2017, the total notional amount of the company’s interest rate swaps was $9.9 billion and $9.1 billion, respectively. The weighted-average remaining maturity of these instruments at June 30, 2018 and December 31, 2017 was approximately 4.5 years and 4.8 years, respectively. These interest-rate contracts were accounted for as fair value hedges. The company did not have any cash flow hedges relating to this program outstanding at June 30, 2018 and December 31, 2017.

Forecasted Debt Issuance

The company is exposed to interest rate volatility on future debt issuances. To manage this risk, the company may use forward starting interest-rate swaps to lock in the rate on the interest payments related to the forecasted debt issuance. These swaps are accounted for as cash flow hedges. The company did not have any derivative instruments relating to this program outstanding at June 30, 2018 and December 31, 2017.

Foreign Exchange Risk

Long-Term Investments in Foreign Subsidiaries (Net Investment)

A large portion of the company’s foreign currency denominated debt portfolio is designated as a hedge of net investment in foreign subsidiaries to reduce the volatility in stockholders’ equity caused by changes in foreign currency exchange rates in the functional currency of major foreign subsidiaries with respect to the U.S. dollar. The company also uses cross-currency swaps and foreign exchange forward contracts for this risk management purpose. At June 30, 2018 and December 31, 2017, the total notional amount of derivative instruments designated as net investment hedges was $6.9 billion and $7.0 billion, respectively. At June 30, 2018 and December 31, 2017, the weighted-average remaining maturity of these instruments was approximately 0.2 years at both periods.

Anticipated Royalties and Cost Transactions

The company’s operations generate significant nonfunctional currency, third-party vendor payments and intercompany payments for royalties and goods and services among the company’s non-U.S. subsidiaries and with the company. In anticipation of these foreign currency cash flows and in view of the volatility of the currency markets, the company selectively employs foreign exchange forward contracts to manage its currency risk. These forward contracts are accounted for as cash flow hedges. The maximum length of time over which the company has hedged its exposure to the variability in future cash flows is four years. At June 30, 2018 and December 31, 2017, the total notional amount of forward contracts designated as cash flow hedges of forecasted royalty and cost transactions was $8.4 billion and $7.8 billion, respectively. The weighted-average remaining maturity of these instruments at June 30, 2018 and December 31, 2017 was 0.7 years at both periods.

Notes to Consolidated Financial Statements — (continued)

At June 30, 2018 and December 31, 2017, in connection with cash flow hedges of anticipated royalties and cost transactions, the company recorded net gains of $233 million and net gains of $27 million (before taxes), respectively, in AOCI. The company estimates that $192 million (before taxes) of deferred net gains on derivatives in AOCI at June 30, 2018, will be reclassified to net income within the next 12 months, providing an offsetting economic impact against the underlying anticipated transactions.

Foreign Currency Denominated Borrowings

The company is exposed to exchange rate volatility on foreign currency denominated debt. To manage this risk, the company employs cross-currency swaps to convert fixed-rate foreign currency denominated debt to fixed-rate debt denominated in the functional currency of the borrowing entity. These swaps are accounted for as cash flow hedges. The maximum length of time over which the company has hedged its exposure to the variability in future cash flows is approximately ten years. At June 30, 2018 and December 31, 2017, the total notional amount of cross-currency swaps designated as cash flow hedges of foreign currency denominated debt was $6.5 billion at both periods.

At June 30, 2018 and December 31, 2017, in connection with cash flow hedges of foreign currency denominated borrowings, the company recorded net gains of $129 million and net gains of $42 million (before taxes), respectively, in AOCI. The company estimates that $187 million (before taxes) of deferred net gains on derivatives in AOCI at June 30, 2018, will be reclassified to net income within the next 12 months, providing an offsetting economic impact against the underlying exposure.

Subsidiary Cash and Foreign Currency Asset/Liability Management

The company uses its Global Treasury Centers to manage the cash of its subsidiaries. These centers principally use currency swaps to convert cash flows in a cost-effective manner. In addition, the company uses foreign exchange forward contracts to economically hedge, on a net basis, the foreign currency exposure of a portion of the company’s nonfunctional currency assets and liabilities. The terms of these forward and swap contracts are generally less than one year. The changes in the fair values of these contracts and of the underlying hedged exposures are generally offsetting and are recorded in other (income) and expense in the Consolidated Statement of Earnings. At June 30, 2018 and December 31, 2017, the total notional amount of derivative instruments in economic hedges of foreign currency exposure was $8.7 billion and $11.5 billion, respectively.

Equity Risk Management

The company is exposed to market price changes in certain broad market indices and in the company’s own stock primarily related to certain obligations to employees. Changes in the overall value of these employee compensation obligations are recorded in selling, general and administrative (SG&A) expense in the Consolidated Statement of Earnings. Although not designated as accounting hedges, the company utilizes derivatives, including equity swaps and futures, to economically hedge the exposures related to its employee compensation obligations. The derivatives are linked to the total return on certain broad market indices or the total return on the company’s common stock, and are recorded at fair value with gains or losses also reported in SG&A expense in the Consolidated Statement of Earnings. At June 30, 2018 and December 31, 2017, the total notional amount of derivative instruments in economic hedges of these compensation obligations was $1.3 billion at both periods.

Other Risks

The company may hold warrants to purchase shares of common stock in connection with various investments that are deemed derivatives because they contain net share or net cash settlement provisions. The company records the changes in the fair value of these warrants in other (income) and expense in the Consolidated Statement of Earnings. The company did not have any warrants qualifying as derivatives outstanding at June 30, 2018 and December 31, 2017.

The company is exposed to a potential loss if a client fails to pay amounts due under contractual terms. The company may utilize credit default swaps to economically hedge its credit exposures. The swaps are recorded at fair value with gains and losses reported in other (income) and expense in the Consolidated Statement of Earnings. The company did not have any derivative instruments relating to this program outstanding at June 30, 2018 and December 31, 2017.

The company is exposed to market volatility on certain investment securities. The company may utilize options or forwards to economically hedge its market exposure. The derivatives are recorded at fair value with gains and losses reported

Notes to Consolidated Financial Statements — (continued)

in other (income) and expense in the Consolidated Statement of Earnings. At June 30, 2018 and December 31, 2017, the company did not have any derivative instruments relating to this program outstanding.

The following tables provide a quantitative summary of the derivative and non-derivative instrument-related risk management activity at June 30, 2018 and December 31, 2017, as well as for the three and six months ended June 30, 2018 and 2017, respectively.

Fair Values of Derivative Instruments in the Consolidated Statement of Financial Position

	Fair Value of Derivative Assets			Fair Value of Derivative Liabilities
	Balance Sheet			Balance Sheet
(Dollars in millions)	Classification	6/30/2018	12/31/2017	Classification	6/30/2018	12/31/2017
Designated as hedging instruments:
Interest rate contracts	Prepaid expenses and other current assets	$—	$2	Other accrued expenses and liabilities	$1	$—
	Investments and sundry assets	258	459	Other liabilities	83	34
Foreign exchange contracts	Prepaid expenses and other current assets	270	111	Other accrued expenses and liabilities	41	318
	Investments and sundry assets	141	298	Other liabilities	79	3
	Fair value of derivative assets	$668	$870	Fair value of derivative liabilities	$204	$355
Not designated as hedging instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	$30	$61	Other accrued expenses and liabilities	$29	$57
Equity contracts	Prepaid expenses and other current assets	1	12	Other accrued expenses and liabilities	23	3
	Fair value of derivative assets	$31	$72	Fair value of derivative liabilities	$52	$60

Total derivatives		$699	$942		$256	$415
Total debt designated as hedging instruments(1):
Short-term debt		N/A	N/A		$—	$—
Long-term debt		N/A	N/A		6,353	6,471
		N/A	N/A		$6,353	$6,471

Total		$699	$942		$6,610	$6,886

N/A - not applicable

(1) Debt designated as hedging instruments are reported at carrying value.

At June 30, 2018, the following amounts were recorded in the Consolidated Statement of Financial Position related to cumulative basis adjustments for fair value hedges:

(Dollars in millions)

		Cumulative Amount of
Line Item in the	Carrying Amount of the	Fair Value Hedging Adjustment
Consolidated Statement of Financial Position	Hedged Item	Included in the Carrying
in which the Hedged Item is Included	Assets/(Liabilities)	Amount of Assets/(Liabilities)
Short-term debt	$(745)	$4
Long-term debt	$(9,424)	$(268	)(1)

(1) Includes ($184) million of hedging adjustments on discontinued hedging relationships.

Notes to Consolidated Financial Statements — (continued)

The Effect of Derivative Instruments in the Consolidated Statement of Earnings

The total amounts of income and expense line items presented in the Consolidated Statement of Earnings in which the effects of fair value hedges, cash flow hedges, net investment hedges and derivatives not designated as hedging instruments are recorded and the total effect of hedge activity on these income and expense line items, are as follows:

					Other
(Dollars in millions)	Cost of	Cost of	Cost of	SG&A	(Income) and	Interest
For the three months ended June 30, 2018:	Services	Sales	Financing	Expense	Expense	Expense
Total	$8,645	$1,869	$290	$4,857	$280	$173
Gains/(losses) of total hedge activity	9	(6)	18	10	(435)	(17)

	Gain (Loss) Recognized in Earnings
	Consolidated	Recognized on		Attributable to Risk
(Dollars in millions)	Statement of	Derivatives		Being Hedged(2)
For the three months ended June 30:	Earnings Line Item	2018	2017	2018	2017
Derivative instruments in fair value hedges(1):
Interest rate contracts	Cost of financing	$(32)	$42	$42	$(22)
	Interest expense	(28)	36	37	(19)
Derivative instruments not designated as hedging instruments:
Foreign exchange contracts	Other (income) and expense	(38)	185	N/A	N/A
Equity contracts	SG&A expense	12	11	N/A	N/A
Total		$(86)	$275	$79	$(41)

	Gain (Loss) Recognized in Earnings and Other Comprehensive Income
(Dollars in millions)			Consolidated	Reclassified		Amounts Excluded from
For the three months	Recognized in OCI		Statement of	from AOCI		Effectiveness Testing(3)
ended June 30:	2018	2017	Earnings Line Item	2018	2017	2018	2017
Derivative instruments in cash flow hedges:
Foreign exchange contracts	$(149)	$(96)	Interest expense	$(38)	$(7)	$—	$—
			Other (income) and expense	(397)	146	—	2
			Cost of sales	(6)	10	—	—
			Cost of services	9	18	—	—
			SG&A expense	(3)	8	—	—
Instruments in net investment hedges(4):
Foreign exchange contracts	627	(724)	Cost of financing	—	—	8	—
			Interest expense	—	—	11	7
Total	$477	$(820)		$(434)	$176	$20	$9

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

(4)         Instruments in net investment hedges include derivative and non-derivative instruments.

Notes to Consolidated Financial Statements — (continued)

					Other
(Dollars in millions)	Cost of	Cost of	Cost of	SG&A	(Income) and	Interest
For the six months ended June 30, 2018:	Services	Sales	Financing	Expense	Expense	Expense
Total	$17,479	$3,591	$559	$10,302	$692	$338
Gains/(losses) of total hedge activity	28	(23)	41	(23)	(386)	(33)

	Gain (Loss) Recognized in Earnings
	Consolidated	Recognized on		Attributable to Risk
(Dollars in millions)	Statement of	Derivatives		Being Hedged(2)
For the six months ended June 30:	Earnings Line Item	2018	2017	2018	2017
Derivative instruments in fair value hedges(1):
Interest rate contracts	Cost of financing	$(112)	$41	$138	$1
	Interest expense	(101)	35	124	1
Derivative instruments not designated as hedging instruments:
Foreign exchange contracts	Other (income) and expense	(93)	108	N/A	N/A
Equity contracts	SG&A expense	(2)	58	N/A	N/A

Total		$(308)	$243	$262	$1

	Gain (Loss) Recognized in Earnings and Other Comprehensive Income
(Dollars in millions)			Consolidated	Reclassified		Amounts Excluded from
For the six months	Recognized in OCI		Statement of	from AOCI		Effectiveness Testing(3)
ended June 30:	2018	2017	Earnings Line Item	2018	2017	2018	2017
Derivative instruments in cash flow hedges:
Foreign exchange contracts	$(89)	$(128)	Interest expense	$(71)	$(14)	$—	$—
			Other (income) and expense	(293)	211	—	3
			Cost of sales	(23)	22	—	—
			Cost of services	28	27	—	—
			SG&A expense	(21)	29	—	—
Instruments in net investment hedges(4):
Foreign exchange contracts	423	(1,006)	Cost of financing	—	—	16	—
			Interest expense	—	—	16	27

Total	$334	$(1,134)		$(380)	$274	$31	$29

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

For the three and six months ending June 30, 2018 and 2017, there were no material gains or losses excluded from the assessment of hedge effectiveness (for fair value or cash flow hedges), or associated with an underlying exposure that did not or was not expected to occur (for cash flow hedges); nor are there any anticipated in the normal course of business.

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

A summary of the components of the company’s financing receivables is presented as follows:

	Investment in		Client Loan and
	Sales-Type and	Commercial	Installment Payment
(Dollars in millions)	Direct Financing	Financing	Receivables/
At June 30, 2018:	Leases	Receivables	(Loans)	Total
Financing receivables, gross	$6,834	$9,711	$12,874	$29,420
Unearned income	(523)	(30)	(605)	(1,158)
Recorded Investment	$6,312	$9,681	$12,269	$28,262
Allowance for credit losses	(110)	(14)	(215)	(339)
Unguaranteed residual value	575	—	—	575
Guaranteed residual value	91	—	—	91
Total financing receivables, net	$6,867	$9,667	$12,055	$28,589
Current portion	$2,866	$9,667	$7,273	$19,806
Noncurrent portion	$4,001	$—	$4,781	$8,783

	Investment in		Client Loan and
	Sales-Type and	Commercial	Installment Payment
(Dollars in millions)	Direct Financing	Financing	Receivables/
At December 31, 2017:	Leases	Receivables	(Loans)	Total
Financing receivables, gross	$7,128	$11,649	$13,311	$32,087
Unearned income	(535)	(32)	(644)	(1,210)
Recorded Investment	$6,593	$11,617	$12,667	$30,877
Allowance for credit losses	(103)	(21)	(211)	(336)
Unguaranteed residual value	630	—	—	630
Guaranteed residual value	100	—	—	100
Total financing receivables, net	$7,220	$11,596	$12,456	$31,272
Current portion	$2,900	$11,596	$7,226	$21,721
Noncurrent portion	$4,320	$—	$5,230	$9,550

The company utilizes certain of its financing receivables as collateral for non-recourse borrowings. Financing receivables pledged as collateral for borrowings were $743 million and $773 million at June 30, 2018 and December 31, 2017, respectively.

The company did not have any financing receivables held for sale as of June 30, 2018 and December 31, 2017.

Notes to Consolidated Financial Statements — (continued)

Financing Receivables by Portfolio Segment

The following tables present the recorded investment by portfolio segment and by class, excluding commercial financing receivables and other miscellaneous financing receivables at June 30, 2018 and December 31, 2017. Commercial financing receivables are excluded from the presentation of financing receivables by portfolio segment, as they are short term in nature and the current estimated risk of loss and resulting impact to the company’s financing results are not material. The company determines its allowance for credit losses based on two portfolio segments: lease receivables and loan receivables, and further segments the portfolio into three classes: Americas, Europe/Middle East/Africa (EMEA) and Asia Pacific.

(Dollars in millions)
At June 30, 2018:	Americas	EMEA	Asia Pacific	Total
Recorded Investment
Lease receivables	$3,744	$1,303	$1,264	$6,312
Loan receivables	6,313	3,544	2,413	12,269
Ending balance	$10,057	$4,847	$3,677	$18,581
Recorded investment collectively evaluated for impairment	$9,933	$4,791	$3,599	$18,323
Recorded investment individually evaluated for impairment	$125	$56	$77	$258

Allowance for credit losses
Beginning balance at January 1, 2018
Lease receivables	$63	$9	$31	$103
Loan receivables	108	52	51	211
Total	$172	$61	$82	$314
Write-offs	$(3)	$(1)	$(2)	$(6)
Recoveries	0	0	2	2
Provision	15	10	2	26
Other	(8)	(2)	(1)	(12)
Ending balance at June 30, 2018	$175	$68	$82	$325
Lease receivables	$68	$11	$31	$110
Loan receivables	$107	$57	$51	$215

Related allowance, collectively evaluated for impairment	$51	$16	$6	$72
Related allowance, individually evaluated for impairment	$125	$53	$76	$253

Write-offs of lease receivables and loan receivables were $4 million and $2 million, respectively, for the six months ended June 30, 2018. Provisions for credit losses recorded for lease receivables and loan receivables were $9 million and $18 million, respectively, for the six months ended June 30, 2018.

The average recorded investment of impaired leases and loans for Americas, EMEA and Asia Pacific was $128 million, $55 million and $78 million, respectively, for the three months ended June 30, 2018 and $176 million, $28 million and $132 million, respectively, for the three months ended June 30, 2017.  Both interest income recognized and interest income recognized on a cash basis on impaired leases and loans were immaterial for the three months ended June 30, 2018 and 2017.

The average recorded investment of impaired leases and loans for Americas, EMEA and Asia Pacific was $128 million, $56 million and $80 million, respectively, for the six months ended June 30, 2018 and $173 million, $25 million and $141 million, respectively, for the six months ended June 30, 2017.  Both interest income recognized and interest income recognized on a cash basis on impaired leases and loans were immaterial for the six months ended June 30, 2018 and 2017.

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

Past Due Financing Receivables

The company considers a client’s financing receivable balance past due when any installment is aged over 90 days. The following table summarizes information about the recorded investment in lease and loan financing receivables, including recorded investments aged over 90 days and still accruing, billed invoices aged over 90 days and recorded investment not accruing.

Notes to Consolidated Financial Statements — (continued)

			Recorded	Billed	Recorded
	Total	Recorded	Investment	Invoices	Investment
(Dollars in millions)	Recorded	Investment	> 90 Days and	> 90 Days and	Not
At June 30, 2018:	Investment	> 90 Days (1)	Accruing (1)	Accruing	Accruing (2)
Americas	$3,744	$232	$185	$24	$52
EMEA	1,303	20	4	1	16
Asia Pacific	1,264	48	18	3	32
Total lease receivables	$6,312	$300	$208	$29	$100

Americas	$6,313	$326	$245	$31	$101
EMEA	3,544	90	12	4	79
Asia Pacific	2,413	86	38	7	51
Total loan receivables	$12,269	$502	$295	$41	$231

Total	$18,581	$803	$503	$70	$331

(1) At a contract level, which includes total billed and unbilled amounts for financing receivables aged greater than 90 days.

(2) Of the recorded investment not accruing, $258 million is individually evaluated for impairment with a related allowance of $253 million.

			Recorded	Billed	Recorded
	Total	Recorded	Investment	Invoices	Investment
(Dollars in millions)	Recorded	Investment	> 90 Days and	> 90 Days and	Not
At December 31, 2017:	Investment	> 90 Days (1)	Accruing (1)	Accruing	Accruing (2)(3)
Americas	$3,911	$239	$197	$29	$44
EMEA	1,349	32	5	3	27
Asia Pacific	1,333	57	23	3	36
Total lease receivables	$6,593	$328	$225	$36	$107

Americas	$6,715	$345	$254	$38	$96
EMEA	3,597	90	17	0	74
Asia Pacific	2,354	63	12	3	54
Total loan receivables	$12,667	$498	$283	$41	$224

Total	$19,259	$825	$507	$77	$331

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

The following tables present the recorded investment net of allowance for credit losses for each class of receivables, by credit quality indicator, at June 30, 2018 and December 31, 2017. Receivables with a credit quality indicator ranging from Aaa to Baa3 are considered investment grade. All others are considered non-investment grade. The credit quality indicators do not reflect mitigation actions that the company takes to transfer credit risk to third parties.

Notes to Consolidated Financial Statements — (continued)

(Dollars in millions)	Lease Receivables			Loan Receivables
At June 30, 2018:	Americas	EMEA	Asia Pacific	Americas	EMEA	Asia Pacific
Credit Ratings:
Aaa – Aa3	$390	$51	$101	$658	$137	$194
A1 – A3	808	156	477	1,364	420	913
Baa1 – Baa3	857	397	320	1,446	1,072	613
Ba1 – Ba2	784	401	188	1,323	1,082	359
Ba3 – B1	479	177	85	808	477	162
B2 – B3	320	102	54	540	274	103
Caa – D	39	9	9	67	24	17
Total	$3,676	$1,292	$1,233	$6,206	$3,487	$2,362

(Dollars in millions)	Lease Receivables			Loan Receivables
At December 31, 2017:	Americas	EMEA	Asia Pacific	Americas	EMEA	Asia Pacific
Credit Ratings:
Aaa – Aa3	$422	$49	$68	$724	$129	$120
A1 – A3	855	190	544	1,469	502	961
Baa1 – Baa3	980	371	337	1,683	982	596
Ba1 – Ba2	730	448	184	1,253	1,186	325
Ba3 – B1	443	192	89	760	508	157
B2 – B3	367	77	64	630	204	113
Caa – D	51	13	18	88	34	31
Total	$3,847	$1,340	$1,302	$6,607	$3,545	$2,303

Troubled Debt Restructurings

The company did not have any significant troubled debt restructurings during the six months ended June 30, 2018 or for the year ended December 31, 2017.

6. Stock-Based Compensation: Stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized over the employee requisite service period. The following table presents total stock-based compensation cost included in income from continuing operations.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2018	2017	2018	2017
Cost	$21	$23	$41	$46
Selling, general and administrative	88	98	169	189
Research, development and engineering	16	15	32	29
Pre-tax stock-based compensation cost	$125	$136	$242	$265
Income tax benefits	(24)	(38)	(59)	(86)
Total net stock-based compensation cost	$102	$97	$183	$178

Pre-tax stock-based compensation cost for the three months ended June 30, 2018 decreased $10 million compared to the corresponding period in the prior year. This was due to decreases related to restricted stock units ($7 million), performance share units ($2 million), and the conversion of stock-based awards previously issued by acquired entities ($1 million).

Pre-tax stock-based compensation cost for the six months ended June 30, 2018 decreased $23 million compared to the corresponding period in the prior year. This was due to decreases related to restricted stock units ($12 million), performance share units ($8 million), and the conversion of stock-based awards previously issued by acquired entities ($3 million).

As of June 30, 2018, the total unrecognized compensation cost of $965 million related to non-vested awards was expected to be recognized over a weighted-average period of approximately 2.7 years.

Notes to Consolidated Financial Statements — (continued)

There was no significant capitalized stock-based compensation cost at June 30, 2018 and 2017.

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

SEGMENT INFORMATION

			Technology
		Global	Services &
	Cognitive	Business	Cloud		Global	Total
(Dollars in millions)	Solutions	Services	Platforms	Systems	Financing	Segments
For the three months ended June 30, 2018:
External revenue	$4,580	$4,192	$8,615	$2,177	$394	$19,958
Internal revenue	703	83	169	242	473	1,670
Total revenue	$5,283	$4,275	$8,784	$2,419	$867	$21,628
Pre-tax income from continuing operations	$1,756	$385	$883	$346	$357	$3,728
Revenue year-to-year change	1.3%	2.0%	2.4%	25.7%	23.0%	4.9%
Pre-tax income year-to-year change	9.1%	23.7%	(11.2)%	376.8%	26.8%	14.0%
Pre-tax income margin	33.2%	9.0%	10.1%	14.3%	41.2%	17.2%

For the three months ended June 30, 2017:
External revenue	$4,559	$4,097	$8,406	$1,747	$415	$19,224
Internal revenue	655	93	173	177	290	1,388
Total revenue	$5,214	$4,190	$8,579	$1,924	$705	$20,612
Pre-tax income from continuing operations *	$1,610	$312	$994	$73	$282	$3,270

Pre-tax income margin *	30.9%	7.4%	11.6%	3.8%	40.0%	15.9%

* Recast to reflect adoption of the FASB guidance on presentation of net benefit cost.

Reconciliations to IBM as Reported:

(Dollars in millions)
For the three months ended June 30:	2018	2017
Revenue:
Total reportable segments	$21,628	$20,612
Eliminations of internal transactions	(1,670)	(1,388)
Other revenue	45	65
Total consolidated revenue	$20,003	$19,289
Pre-tax income from continuing operations:
Total reportable segments	$3,728	$3,270 *
Amortization of acquired intangible assets	(203)	(243)
Acquisition-related (charges)/income	(1)	(6)
Non-operating retirement-related (costs)/income	(394)	(349)*
Eliminations of internal transactions	(291)	(161)
Unallocated corporate amounts	(62)	(67)
Total pre-tax income from continuing operations	$2,776	$2,443

* Recast to reflect adoption of the FASB guidance on presentation of net benefit cost.

Notes to Consolidated Financial Statements — (continued)

SEGMENT INFORMATION

			Technology
		Global	Services &
	Cognitive	Business	Cloud		Global	Total
(Dollars in millions)	Solutions	Services	Platforms	Systems	Financing	Segments
For the six months ended June 30, 2018:
External revenue	$8,879	$8,365	$17,240	$3,676	$799	$38,961
Internal revenue	1,483	172	310	395	902	3,262
Total revenue	$10,362	$8,538	$17,550	$4,072	$1,701	$42,222
Pre-tax income from continuing operations	$3,089	$530	$1,320	$143	$734	$5,816
Revenue year-to-year change	3.7%	3.1%	3.5%	16.8%	15.5%	5.1%
Pre-tax income year-to-year change	7.3%	(10.6)%	(20.9)%	nm	23.9%	3.6%
Pre-tax income margin	29.8%	6.2%	7.5%	3.5%	43.1%	13.8%

For the six months ended June 30, 2017:
External revenue	$8,621	$8,103	$16,622	$3,142	$819	$37,307
Internal revenue	1,371	179	333	344	653	2,881
Total revenue	$9,992	$8,282	$16,955	$3,486	$1,473	$40,188
Pre-tax income/(loss) from continuing operations *	$2,878	$593	$1,668	$(115)	$592	$5,616

Pre-tax income/(loss) margin *	28.8%	7.2%	9.8%	(3.3)%	40.2%	14.0%

* Recast to reflect adoption of the FASB guidance on presentation of net benefit cost.

nm - not meaningful

Reconciliations to IBM as Reported:

(Dollars in millions)
For the six months ended June 30:	2018	2017
Revenue:
Total reportable segments	$42,222	$40,188
Eliminations of internal transactions	(3,262)	(2,881)
Other revenue	114	136
Total consolidated revenue	$39,075	$37,443

Pre-tax income from continuing operations:
Total reportable segments	$5,816	$5,616 *
Amortization of acquired intangible assets	(406)	(493)
Acquisition-related (charges)/income	(1)	(19)
Non-operating retirement-related (costs)/income	(796)	(696)*
Eliminations of internal transactions	(509)	(388)
Unallocated corporate amounts	(192)	(154)
Total pre-tax income from continuing operations	$3,911	$3,867

* Recast to reflect adoption of the FASB guidance on presentation of net benefit cost.

Notes to Consolidated Financial Statements — (continued)

8. Equity Activity:

Reclassifications and Taxes Related to Items of Other Comprehensive Income

(Dollars in millions)	Before Tax	Tax (Expense)/	Net of Tax
For the three months ended June 30, 2018:	Amount	Benefit	Amount
Other comprehensive income/(loss):
Foreign currency translation adjustments	$(347)	$(158)	$(505)
Net changes related to available-for-sale securities:
Unrealized gains/(losses) arising during the period	$0	$0	$0
Reclassification of (gains)/losses to other (income) and expense	—	—	—
Total net changes related to available-for-sale securities	$0	$0	$0
Unrealized gains/(losses) on cash flow hedges:
Unrealized gains/(losses) arising during the period	$(149)	$38	$(111)
Reclassification of (gains)/losses to:
Cost of sales	6	(2)	5
Cost of services	(9)	2	(7)
SG&A expense	3	(1)	2
Other (income) and expense	397	(100)	297
Interest expense	38	(9)	28
Total unrealized gains/(losses) on cash flow hedges	$285	$(71)	$214
Retirement-related benefit plans(1):
Prior service costs/(credits)	$0	$0	$0
Net (losses)/gains arising during the period	82	(23)	59
Curtailments and settlements	6	(2)	4
Amortization of prior service (credits)/costs	(19)	5	(13)
Amortization of net (gains)/losses	741	(207)	534
Total retirement-related benefit plans	$810	$(226)	$584
Other comprehensive income/(loss)	$748	$(455)	$294

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

Notes to Consolidated Financial Statements — (continued)

Reclassifications and Taxes Related to Items of Other Comprehensive Income

(Dollars in millions)	Before Tax	Tax (Expense)/	Net of Tax
For the six months ended June 30, 2018:	Amount	Benefit	Amount
Other comprehensive income/(loss):
Foreign currency translation adjustments	$(513)	$(106)	$(620)
Net changes related to available-for-sale securities:
Unrealized gains/(losses) arising during the period	$(2)	$0	$(1)
Reclassification of (gains)/losses to other (income) and expense	0	0	0
Total net changes related to available-for-sale securities	$(2)	$0	$(1)
Unrealized gains/(losses) on cash flow hedges:
Unrealized gains/(losses) arising during the period	$(89)	$29	$(60)
Reclassification of (gains)/losses to:
Cost of sales	23	(6)	17
Cost of services	(28)	7	(21)
SG&A expense	21	(6)	15
Other (income) and expense	293	(74)	219
Interest expense	71	(18)	53
Total unrealized gains/(losses) on cash flow hedges	$292	$(68)	$224
Retirement-related benefit plans(1):
Prior service costs/(credits)	$(1)	$0	$(1)
Net (losses)/gains arising during the period	84	(23)	61
Curtailments and settlements	6	(2)	4
Amortization of prior service (credits)/costs	(37)	10	(27)
Amortization of net (gains)/losses	1,494	(410)	1,084
Total retirement-related benefit plans	$1,545	$(424)	$1,121
Other comprehensive income/(loss)	$1,322	$(598)	$724

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

Notes to Consolidated Financial Statements — (continued)

Accumulated Other Comprehensive Income/(Loss) (net of tax)

			Net Change	Net Unrealized
	Net Unrealized	Foreign	Retirement-	Gains/(Losses)	Accumulated
	Gains/(Losses)	Currency	Related	on Available-	Other
	on Cash Flow	Translation	Benefit	For-Sale	Comprehensive
(Dollars in millions)	Hedges	Adjustments*	Plans	Securities	Income/(Loss)
January 1, 2018	$35	$(2,834)	$(23,796)	$3	$(26,592)
Cumulative effect of a change in accounting principle **	5	46	(2,471)	(2)	(2,422)
Other comprehensive income before reclassifications	(60)	(620)	64	(1)	(681)
Amount reclassified from accumulated other comprehensive income	284	0	1,057	0	1,405
Total change for the period	$224	$(620)	$1,121	$(1)	$724
June 30, 2018	$264	$(3,408)	$(25,146)	$0	$(28,290)

*    Foreign currency translation adjustments are presented gross except for any associated hedges which are presented net of tax.

**  Reflects the adoption of the FASB guidance on stranded tax effects, hedging and financial instruments. Refer to note 2, “Accounting Changes”.

			Net Change	Net Unrealized
	Net Unrealized	Foreign	Retirement-	Gains/(Losses)	Accumulated
	Gains/(Losses)	Currency	Related	on Available-	Other
	on Cash Flow	Translation	Benefit	For-Sale	Comprehensive
(Dollars in millions)	Hedges	Adjustments*	Plans	Securities	Income/(Loss)
January 1, 2017	$319	$(3,603)	$(26,116)	$2	$(29,398)
Other comprehensive income before reclassifications	(96)	510	70	2	486
Amount reclassified from accumulated other comprehensive income	(175)	0	897	1	723
Total change for the period	$(271)	$510	$967	$2	$1,208
June 30, 2017	$47	$(3,093)	$(25,148)	$5	$(28,189)

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

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended June 30:	2018	2017	Change
Retirement-related plans — cost
Defined benefit and contribution pension plans — cost	$709	$659	7.5%
Nonpension postretirement plans — cost	49	60	(18.3)
Total	$758	$719	5.4%

			Yr. to Yr.
(Dollars in millions)			Percent
For the six months ended June 30:	2018	2017	Change
Retirement-related plans — cost
Defined benefit and contribution pension plans — cost	$1,447	$1,323	9.3%
Nonpension postretirement plans — cost	100	121	(17.8)
Total	$1,546	$1,444	7.1%

Notes to Consolidated Financial Statements — (continued)

The following table provides the components of the cost/(income) for the company’s pension plans.

Cost/(Income) of Pension Plans

(Dollars in millions)	U.S. Plans		Non-U.S. Plans
For the three months ended June 30:	2018	2017	2018	2017
Service cost	$—	$—	$101	$101
Interest cost (1)	429	478	211	206
Expected return on plan assets (1)	(675)	(753)	(339)	(327)
Amortization of prior service costs/(credits) (1)	4	4	(21)	(24)
Recognized actuarial losses (1)	378	331	353	371
Curtailments and settlements (1)	—	—	6	3
Multi-employer plans	—	—	10	10
Other costs (1)	—	—	4	5
Total net periodic pension (income)/cost of defined benefit plans	$136	$60	$325	$344
Cost of defined contribution plans	145	158	103	97
Total defined benefit and contribution plans cost recognized in the Consolidated Statement of Earnings	$281	$218	$428	$442

(1) These components of net periodic pension cost are included in other (income) and expense in the Consolidated Statement of Earnings.

(Dollars in millions)	U.S. Plans		Non-U.S. Plans
For the six months ended June 30:	2018	2017	2018	2017
Service cost	$—	$—	$205	$202
Interest cost (1)	859	957	426	406
Expected return on plan assets (1)	(1,351)	(1,507)	(687)	(644)
Amortization of prior service costs/(credits) (1)	8	8	(42)	(48)
Recognized actuarial losses (1)	763	668	712	733
Curtailments and settlements (1)	—	—	6	1
Multi-employer plans	—	—	20	19
Other costs (1)	—	—	11	10
Total net periodic pension (income)/cost of defined benefit plans	$279	$127	$651	$679
Cost of defined contribution plans	305	319	211	198
Total defined benefit and contribution plans cost recognized in the Consolidated Statement of Earnings	$584	$446	$863	$877

(1) These components of net periodic pension cost are included in other (income) and expense in the Consolidated Statement of Earnings.

In 2018, the company expects to contribute approximately $400 million to its non-U.S. defined benefit and multi-employer plans, the largest of which will be contributed to the defined benefit pension plans in the UK, Japan and Spain. This amount generally represents the legally mandated minimum contribution. Total contributions to the non-U.S. plans in the first six months of 2018 were $237 million, of which $80 million was in cash and $157 million in U.S. Treasury securities. Total net contributions to the non-U.S. plans in the first six months of 2017 were $263 million, of which $87 million was in cash and $176 million in U.S. Treasury securities. The contribution of U.S. Treasury securities is considered a non-cash transaction in the Consolidated Statement of Cash Flows.

Notes to Consolidated Financial Statements — (continued)

The following table provides the components of the cost for the company’s nonpension postretirement plans.

Cost of Nonpension Postretirement Plans

(Dollars in millions)	U.S. Plan		Non-U.S. Plans
For the three months ended June 30:	2018	2017	2018	2017
Service cost	$3	$3	$1	$1
Interest cost (1)	33	38	11	14
Expected return on plan assets (1)	—	—	(1)	(2)
Amortization of prior service costs/(credits) (1)	(2)	(2)	0	0
Recognized actuarial losses (1)	2	5	1	2
Curtailments and settlements (1)	—	—	0	0
Total nonpension postretirement plan cost recognized in Consolidated Statement of Earnings	$37	$45	$12	$16

(1) These components of net periodic pension cost are included in other (income) and expense in the Consolidated Statement of Earnings.

(Dollars in millions)	U.S. Plan		Non-U.S. Plans
For the six months ended June 30:	2018	2017	2018	2017
Service cost	$6	$7	$3	$3
Interest cost (1)	66	77	24	29
Expected return on plan assets (1)	—	—	(3)	(4)
Amortization of prior service costs/(credits) (1)	(4)	(4)	0	0
Recognized actuarial losses (1)	5	10	3	3
Curtailments and settlements (1)	—	—	0	0
Total nonpension postretirement plan cost recognized in Consolidated Statement of Earnings	$74	$90	$26	$31

(1) These components of net periodic pension cost are included in other (income) and expense in the Consolidated Statement of Earnings.

The company contributed $215 million in U.S. Treasury securities to the U.S. nonpension postretirement benefit plan during the six months ended June 30, 2018, and $230 million in U.S. Treasury securities during the six months ended June 30, 2017. The contribution of U.S. Treasury securities is considered a non-cash transaction in the Consolidated Statement of Cash Flows.

10. Acquisitions: During the six months ended June 30, 2018, the company completed two acquisitions at an aggregate cost of $49 million.

The Cognitive Solutions segment completed the acquisition of one privately held business: in the second quarter, Armanta, Inc. (Armanta). The Global Business Services segment completed the acquisition of one privately held business: in the second quarter, Oniqua Holdings Pty Ltd. (Oniqua).

Each acquisition is expected to enhance the company’s portfolio of product and services capabilities. Armanta is a provider of aggregation and analytics software to financial institutions, enabling data aggregation across multiple systems in near real-time speed, enhancing decision-making and improving regulatory compliance. Oniqua is a global innovator in maintenance-repair-operate inventory optimization solutions and services for asset-intensive industries. All of these acquisitions were for 100 percent of the acquired businesses.

The acquisitions were accounted for as business combinations using the acquisition method, and accordingly, the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired entity were recorded at their estimated fair values at the date of acquisition. The acquisitions did not have a material impact in the Consolidated Financial Statements.

Notes to Consolidated Financial Statements — (continued)

11. Intangible Assets Including Goodwill:  The following table details the company’s intangible asset balances by major asset class.

	At June 30, 2018
(Dollars in millions)	Gross Carrying	Accumulated	Net Carrying
Intangible asset class	Amount	Amortization	Amount
Capitalized software	$1,563	$(767)	$796
Client relationships	2,331	(1,219)	1,113
Completed technology	2,585	(1,548)	1,037
Patents/trademarks	662	(300)	363
Other*	56	(19)	36
Total	$7,197	$(3,853)	$3,344

* Other intangibles are primarily acquired proprietary and non-proprietary business processes, methodologies and systems.

	At December 31, 2017
(Dollars in millions)	Gross Carrying	Accumulated	Net Carrying
Intangible asset class	Amount	Amortization	Amount
Capitalized software	$1,600	$(790)	$810
Client relationships	2,358	(1,080)	1,278
Completed technology	2,586	(1,376)	1,210
Patents/trademarks	668	(256)	413
Other*	47	(16)	31
Total	$7,260	$(3,518)	$3,742

* Other intangibles are primarily acquired proprietary and non-proprietary business processes, methodologies and systems.

The net carrying amount of intangible assets decreased $398 million during the first six months of 2018, primarily due to intangible asset amortization, partially offset by additions resulting from capitalized software. The aggregate intangible amortization expense was $342 million and $683 million for the second quarter and first six months of 2018, respectively, versus $388 million and $777 million for the second quarter and first six months of 2017, respectively. In addition, in the first six months of 2018, the company retired $348 million of fully amortized intangible assets, impacting both the gross carrying amount and accumulated amortization by this amount.

The amortization expense for each of the five succeeding years relating to intangible assets currently recorded in the Consolidated Statement of Financial Position is estimated to be the following at June 30, 2018:

	Capitalized	Acquired
(Dollars in millions)	Software	Intangibles	Total
2018 (for Q3 - Q4)	$268	$405	$673
2019	344	676	1,020
2020	159	564	722
2021	26	450	476
2022	—	381	381

Notes to Consolidated Financial Statements — (continued)

The change in the goodwill balances by reportable segment, for the six months ended June 30, 2018 and for the year ended December 31, 2017 are as follows:

					Foreign
					Currency
			Purchase		Translation
(Dollars in millions)	Balance	Goodwill	Price		And Other	Balance
Segment	01/01/18	Additions	Adjustments	Divestitures	Adjustments*	6/30/18
Cognitive Solutions	$19,665	$10	$0	$(1)	$(165)	$19,509
Global Business Services	4,813	24	0	—	(71)	4,766
Technology Services & Cloud Platforms	10,447	—	0	—	(94)	10,353
Systems	1,862	—	—	—	(9)	1,854
Total	$36,788	$34	$0	$(1)	$(340)	$36,482

* Primarily driven by foreign currency translation.

					Foreign
					Currency
			Purchase		Translation
(Dollars in millions)	Balance	Goodwill	Price		And Other	Balance
Segment	01/01/17	Additions	Adjustments	Divestitures	Adjustments*	12/31/17
Cognitive Solutions	$19,484	$3	$(38)	$(20)	$235	$19,665
Global Business Services	4,607	—	2	—	204	4,813
Technology Services & Cloud Platforms	10,258	13	(2)	—	179	10,447
Systems	1,850	—	0	—	13	1,862
Total	$36,199	$16	$(38)	$(20)	$631	$36,788

* Primarily driven by foreign currency translation.

There were no goodwill impairment losses recorded during the first six months of 2018 or the full year of 2017 and the company has no accumulated impairment losses.

Purchase price adjustments recorded in the first six months of 2018 and full year 2017 were related to acquisitions that were completed on or prior to March 31, 2018 or September 30, 2017, respectively, and were still subject to the measurement period that ends at the earlier of 12 months from the acquisition date or when information becomes available. Net purchase price adjustments recorded during the first six months of 2018 were not material. Net purchase price adjustments of $38 million were recorded during 2017, with the primary drivers being deferred tax assets, other taxes payable and other current liabilities associated with the Truven Health Analytics, Inc. and The Weather Company acquisitions.

12. Borrowings:

Short-Term Debt

	At June 30,	At December 31,
(Dollars in millions)	2018	2017
Commercial paper	$1,996	$1,496
Short-term loans	203	276
Long-term debt — current maturities	5,447	5,214
Total	$7,646	$6,987

The weighted-average interest rate for commercial paper at June 30, 2018 and December 31, 2017 was 2.1 percent and 1.5 percent, respectively. The weighted-average interest rate for short-term loans was 8.9 percent and 8.8 percent at June 30, 2018 and December 31, 2017, respectively.

Notes to Consolidated Financial Statements — (continued)

Long-Term Debt

Pre-Swap Borrowing

		Balance	Balance
(Dollars in millions)	Maturities	6/30/2018	12/31/2017
U.S. dollar debt (average interest rate at June 30, 2018):*
7.3%	2018	$1,714	$4,640
3.0%	2019	5,630	5,540
2.2%	2020	3,419	3,416
2.7%	2021	5,273	4,129
2.4%	2022	3,434	3,481
3.3%	2023	2,253	1,547
3.6%	2024	2,000	2,000
7.0%	2025	600	600
3.5%	2026	1,350	1,350
4.7%	2027	969	969
6.5%	2028	313	313
3.7%	2030	30	—
5.9%	2032	600	600
8.0%	2038	83	83
5.6%	2039	745	745
4.0%	2042	1,107	1,107
7.0%	2045	27	27
4.7%	2046	650	650
7.1%	2096	316	316
		$30,513	$31,515
Other currencies (average interest rate at June 30, 2018, in parentheses):*
Euros (1.5%)	2019–2029	$10,213	$10,502
Pound sterling (2.7%)	2020–2022	1,386	1,420
Japanese yen (0.3%)	2022–2026	1,313	1,291
Other (5.4%)	2019–2022	508	717
		$43,934	$45,445
Less: net unamortized discount		815	826
Less: net unamortized debt issuance costs		85	93
Add: fair value adjustment**		264	526
		$43,298	$45,052
Less: current maturities		5,447	5,214
Total		$37,851	$39,837

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

During the third quarter of 2017, IBM Credit LLC, a wholly owned subsidiary of the company, filed a shelf registration statement with the Securities and Exchange Commission (SEC) allowing it to offer for sale public debt securities. In 2017, IBM Credit LLC issued fixed- and floating-rate debt securities in the aggregate amount of $3.0 billion with maturity dates ranging from 2019 to 2022. During the first quarter of 2018, IBM Credit LLC issued fixed- and floating-rate debt securities in the aggregate amount of $2.0 billion with maturity dates ranging from 2021 to 2023. This debt is included in the long-term debt table above.

The company’s indenture governing its debt securities and its various credit facilities each contain significant covenants which obligate the company to promptly pay principal and interest, limit the aggregate amount of secured indebtedness and

Notes to Consolidated Financial Statements — (continued)

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

Pre-swap annual contractual obligations of long-term debt outstanding at June 30, 2018, are as follows:

(Dollars in millions)	Total
2018 (for Q3 - Q4)	$1,869
2019	7,048
2020	6,241
2021	6,460
2022	4,319
2023 and beyond	17,997
Total	$43,934

Interest on Debt

(Dollars in millions)
For the six months ended June 30:	2018	2017
Cost of financing	$375	$330
Interest expense	338	283
Interest capitalized	3	1
Total interest paid and accrued	$717	$613

Lines of Credit

On July 19, 2018, the company amended its existing $10.25 billion Five-Year Credit Agreement. In addition, the company and IBM Credit LLC entered into a new $2.5 billion, 364-Day Credit Agreement, to replace the maturing $2.5 billion, 364-Day agreement, and also amended the existing $2.5 billion Three-Year Credit Agreement. The amended Five-Year and Three-Year credit agreements included a modification of terms to account for the potential discontinuation of LIBOR and to extend the maturity dates. The new maturity dates for the Five-Year and Three-Year Credit Agreements are July 20, 2023 and July 20, 2021, respectively. Each of the facility sizes remained unchanged.

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

The company records a provision with respect to a claim, suit, investigation or proceeding when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Any recorded liabilities, including any changes to such liabilities for the quarter ended June 30, 2018 were not material to the Consolidated Financial Statements.

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

On May 13, 2010, IBM and the State of Indiana (acting on behalf of the Indiana Family and Social Services Administration) sued one another in a dispute over a 2006 contract regarding the modernization of social service program processing in Indiana. After six weeks of trial, on July 18, 2012, the Indiana Superior Court in Marion County rejected the State’s claims in their entirety and awarded IBM $52 million plus interest and costs. On February 13, 2014, the Indiana Court of Appeals reversed portions of the trial judge’s findings, found IBM in material breach, and ordered the case remanded to the trial judge to determine the State’s damages, if any. The Indiana Court of Appeals also affirmed approximately $50 million of the trial court’s award of damages to IBM. On March 22, 2016, the Indiana Supreme Court affirmed the outcome of the Indiana Court of Appeals and remanded the case to the Indiana Superior Court. On August 7, 2017, the Indiana Superior Court awarded the State $128 million, which it then offset against IBM’s previously affirmed award of $50 million, resulting in a $78 million award to the State, plus interest. Both parties appealed to the Indiana Court of Appeals and the matter remains pending.

On March 9, 2017, the Commonwealth of Pennsylvania’s Department of Labor and Industry sued IBM in Pennsylvania state court regarding a 2006 contract for the development of a custom software system to manage the Commonwealth’s unemployment insurance benefits programs. The matter is pending in a Pennsylvania court.

Notes to Consolidated Financial Statements — (continued)

On October 29, 2013, Bridgestone Americas, Inc. (Bridgestone) sued IBM regarding a 2009 contract for the implementation of an SAP-based, enterprise-wide order management system. IBM counterclaimed against Bridgestone and its parent, Bridgestone Corp.  IBM and Bridgestone have resolved the case and all claims have been dismissed.

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

In August 2015, IBM learned that the SEC was conducting an investigation relating to revenue recognition with respect to the accounting treatment of certain transactions in the U.S., UK and Ireland. The company cooperated with the SEC in this matter. In May 2018, the SEC informed IBM that based on the information to date, it closed its investigation into this matter without pursuing any enforcement action against the company.

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

The company is also subject to ongoing tax examinations and governmental assessments in various jurisdictions. Along with many other U.S. companies doing business in Brazil, the company is involved in various challenges with Brazilian tax authorities regarding non-income tax assessments and non-income tax litigation matters. The total potential amount related to all these matters for all applicable years is approximately $900 million. The company believes it will prevail on these matters and that this amount is not a meaningful indicator of liability.

14. Commitments: The company’s extended lines of credit to third-party entities include unused amounts of $8,404 million and $8,111 million at June 30, 2018 and December 31, 2017, respectively. A portion of these amounts was available to the company’s business partners to support their working capital needs. In addition, the company has committed to provide future financing to its clients in connection with client purchase agreements for approximately $3,799 million and $3,569 million at June 30, 2018 and December 31, 2017, respectively.

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

In addition, the company guarantees certain loans and financial commitments. The maximum potential future payment under these financial guarantees was $17 million and $19 million at June 30, 2018 and December 31, 2017, respectively. The fair value of the guarantees recognized in the Consolidated Statement of Financial Position is not material.

Changes in the company’s warranty liability for standard warranties and deferred income for extended warranty are presented in the following tables.

Standard Warranty Liability

(Dollars in millions)	2018	2017
Balance at January 1	$152	$156
Current period accruals	61	74
Accrual adjustments to reflect actual experience	(24)	(5)
Charges incurred	(63)	(84)
Balance at June 30	$126	$141

Extended Warranty Liability

(Dollars in millions)	2018	2017
Aggregate deferred revenue at January 1	$566	$531
Revenue deferred for new extended warranty contracts	111	125
Amortization of deferred revenue	(134)	(137)
Other*	(9)	12
Aggregate deferred revenue at June 30	$534	$532
Current portion	$254	$231
Noncurrent portion	$280	$300

* Other primarily consists of foreign currency translation adjustments.

15. Taxes: For the three months ended June 30, 2018, the company reported a provision for income taxes of $373 million and an effective tax rate of 13.5 percent, compared to a provision of $111 million and an effective tax rate of 4.5 percent for the three months ended June 30, 2017. For the six-month period ended June 30, 2018, the company reported a benefit from income taxes of $166 million and an effective tax rate of (4.3) percent. The benefit was primarily driven by the resolution in the first quarter of 2018 of certain tax matters relating to the ongoing U.S. federal audit of the company’s 2013-2014 tax returns and the completion of the U.S. federal audit of amended tax returns filed for prior years. For the six months ended June 30, 2017, the company reported a benefit from income taxes of $218 million, and its effective tax rate was (5.6) percent, primarily driven by a discrete tax benefit in the first quarter of 2017 related to an intra-entity transfer of assets and discrete tax benefits related to foreign audit activity.

The company’s U.S. income tax returns for 2013 and 2014 continue to be examined by the Internal Revenue Service (IRS) with specific focus on certain cross-border transactions in 2013. Although the IRS could propose additional adjustments, the company believes it is adequately reserved on these issues. With respect to major U.S. state and foreign taxing jurisdictions, the company is generally no longer subject to tax examinations for years prior to 2013. The company is no longer subject to income tax examination of its U.S. federal tax return for years prior to 2013. The open years contain matters that could be subject to differing interpretations of applicable tax laws and regulations as it relates to the amount and/or timing of income, deductions and tax credits. Although the outcome of tax audits is always uncertain, the company believes that adequate amounts of tax and interest have been provided for any adjustments that are expected to result for these years.

The amount of unrecognized tax benefits at December 31, 2017 decreased $1,013 million in the first six months of 2018 to $6,018 million. The decrease was primarily driven by the resolution of certain tax matters in the first quarter of 2018 related to the U.S. audits described above. The liability at June 30, 2018 of $6,018 million can be reduced by $597 million of

Notes to Consolidated Financial Statements — (continued)

offsetting tax benefits associated with timing adjustments, U.S. tax credits, potential transfer pricing adjustments and state income taxes. The net amount of $5,421 million, if recognized, would favorably affect the company’s effective tax rate.

The company is involved in a number of income tax-related matters in India challenging tax assessments issued by the India Tax Authorities. As of June 30, 2018, the company has recorded $650 million as prepaid income taxes in India. A significant portion of this balance represents cash tax deposits paid over time to protect the company’s right to appeal various income tax assessments made by the India Tax Authorities. The company believes it will prevail on these matters.

U.S. Tax Reform

On December 22, 2017, the U.S. Tax Cuts and Jobs Act was enacted. U.S. tax reform introduced many changes, including lowering the U.S. corporate tax rate to 21 percent, changes in incentives, provisions to prevent U.S. base erosion and significant changes in the taxation of international income, including provisions which allow for the repatriation of foreign earnings without U.S. tax. The enactment of U.S. tax reform resulted in the company recording a provisional tax expense charge of $5,475 million in the fourth-quarter and year-ended December 31, 2017. This charge was the result of the one-time U.S. transition tax and any foreign tax costs on undistributed foreign earnings, as well as the remeasurement of deferred tax balances to the new U.S. federal tax rate.

All components of the provisional charge of $5,475 million were based on the company’s estimates as of December 31, 2017. Specifically, the transition tax, any foreign tax costs, as well as the remeasurement of deferred tax balances are provisional and were calculated based on existing tax law and the best information available as of the date of estimate. The effect of U.S. tax reform changes on deferred tax assets and liabilities was a benefit of $270 million and was included in the one-time charge. An additional provisional charge of $107 million was recorded in the first quarter as a result of IRS guidance issued in January 2018 and a benefit of $14 million was recorded in the second quarter as a result of IRS guidance issued in early April 2018. The final impact of U.S. tax reform may differ, possibly materially, due to factors such as changes in interpretations and assumptions that the company has made in its assessment, conclusion of the effects of the “Global Intangible Low-Taxed Income” (“GILTI”) provisions, further refinement of the company’s calculations, additional guidance that may be issued by the U.S. government, among other items. The company is still evaluating the Act’s GILTI provisions and has not yet elected an accounting policy.

As these various factors are finalized, any change will be recorded as an adjustment to the provision for, or benefit from, income taxes in the period the amounts are determined, not to exceed 12 months from the date of U.S. tax reform enactment. The company has not completed its assessment and the tax charge remains provisional as of June 30, 2018.

Notes to Consolidated Financial Statements — (continued)

16. Earnings Per Share of Common Stock: The following tables provide the computation of basic and diluted earnings per share of common stock for the three and six months ended June 30, 2018 and 2017.

	For the Three Months Ended
	June 30, 2018	June 30, 2017
Number of shares on which basic earnings per share is calculated:
Weighted-average shares outstanding during period	915,064,434	934,923,989
Add – Incremental shares under stock-based compensation plans	2,882,043	3,191,783
Add – Incremental shares associated with contingently issuable shares	1,452,129	1,448,989
Number of shares on which diluted earnings per share is calculated	919,398,606	939,564,761

Income from continuing operations (millions)	$2,402	$2,332
Income/(loss) from discontinued operations, net of tax (millions)	1	(1)
Net income on which basic earnings per share is calculated (millions)	$2,404	$2,331

Income from continuing operations (millions)	$2,402	$2,332
Net income applicable to contingently issuable shares (millions)	(1)	(2)
Income from continuing operations on which diluted earnings per share is calculated (millions)	$2,401	$2,331
Income/(loss) from discontinued operations, net of tax, on which basic and diluted earnings per share is calculated (millions)	1	(1)
Net income on which diluted earnings per share is calculated (millions)	$2,403	$2,330

Earnings/(loss) per share of common stock:
Assuming dilution
Continuing operations	$2.61	$2.48
Discontinued operations	0.00	0.00
Total	$2.61	$2.48
Basic
Continuing operations	$2.63	$2.49
Discontinued operations	0.00	0.00
Total	$2.63	$2.49

Stock options to purchase 388,681 shares and 22,625 shares were outstanding as of June 30, 2018 and 2017, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise price during the respective period was greater than the average market price of the common shares, and, therefore, the effect would have been antidilutive.

Notes to Consolidated Financial Statements — (continued)

	For the Six Months Ended
	June 30, 2018	June 30, 2017
Number of shares on which basic earnings per share is calculated:
Weighted-average shares outstanding during period	917,872,328	938,682,445
Add – Incremental shares under stock compensation plans	3,217,574	3,702,521
Add – Incremental shares associated with contingently issuable shares	1,314,118	1,315,518
Number of shares on which diluted earnings per share is calculated	922,404,020	943,700,484

Income from continuing operations (millions)	$4,078	$4,085
Income/(loss) from discontinued operations, net of tax (millions)	5	(3)
Net income on which basic earnings per share is calculated (millions)	$4,083	$4,082

Income from continuing operations (millions)	$4,078	$4,085
Net income applicable to contingently issuable shares (millions)	(1)	(2)
Income from continuing operations on which diluted earnings per share is calculated (millions)	$4,077	$4,083
Income/(loss) from discontinued operations, net of tax, on which basic and diluted earnings per share is calculated (millions)	5	(3)
Net income on which diluted earnings per share is calculated (millions)	$4,082	$4,080

Earnings/(loss) per share of common stock:
Assuming dilution
Continuing operations	$4.42	$4.32
Discontinued operations	0.01	0.00
Total	$4.43	$4.32
Basic
Continuing operations	$4.44	$4.35
Discontinued operations	0.01	0.00
Total	$4.45	$4.35

Stock options to purchase 202,775 shares and 20,271 shares (average of first and second quarter share amounts) were outstanding as of June 30, 2018 and 2017, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise price during the respective periods was greater than the average market price of the common shares, and, therefore, the effect would have been antidilutive.

17. Subsequent Events: On July 31, 2018, the company announced that the Board of Directors approved a quarterly dividend of $1.57 per common share. The dividend is payable September 10, 2018 to shareholders of record on August 10, 2018.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2018

Snapshot

Financial Results Summary — Three Months Ended June 30:

				Yr. to Yr.
				Percent/
(Dollars and shares in millions except per share amounts)				Margin
For the three months ended June 30:	2018	2017		Change
Revenue	$20,003	$19,289		3.7	%*
Gross profit margin	46.0%	46.5	%**	(0.5	)pts.
Total expense and other (income)	$6,423	$6,525	**	(1.6)%
Total expense and other (income)-to-revenue ratio	32.1%	33.8	%**	(1.7	)pts.
Income from continuing operations before income taxes	$2,776	$2,443		13.6%
Provision for income taxes from continuing operations	$373	$111		236.6%
Income from continuing operations	$2,402	$2,332		3.0%
Income from continuing operations margin	12.0%	12.1%		(0.1	)pts.
Income/(loss) from discontinued operations, net of tax	$1	$(1)		nm
Net income	$2,404	$2,331		3.1%
Earnings per share from continuing operations - assuming dilution	$2.61	$2.48		5.2%
Consolidated earnings per share - assuming dilution	$2.61	$2.48		5.2%
Weighted-average shares outstanding - assuming dilution	919.4	939.6		(2.1)%

*                 1.6 percent adjusted for currency.

**          Recast to reflect adoption of the FASB guidance on presentation of net periodic pension and nonpension postretirement benefit costs.

nm - not meaningful

Organization of Information:

Effective January 1, 2018, the company adopted the FASB guidance on presentation of net periodic pension and nonpension postretirement benefit costs (“net benefit cost”). The guidance is primarily a change in financial statement presentation, but it did impact the consolidated and reportable segment gross profit margins and expense and other income. As a result, the company aligned its presentation of operating (non-GAAP) earnings to conform to the FASB presentation of these costs in the Consolidated Statement of Earnings. The periods presented in this Form 10-Q are reported on a comparable basis. The company filed a Form 8-K on March 29, 2018 to recast its historical consolidated and segment information to reflect the change.

Currency:

The references to “adjusted for currency” or “at constant currency” in the Management Discussion do not include operational impacts that could result from fluctuations in foreign currency rates. When the company refers to growth rates at constant currency or adjusts such growth rates for currency, it is done so that certain financial results can be viewed without the impact of fluctuations in foreign currency exchange rates, thereby facilitating period-to-period comparisons of its business performance. Financial results adjusted for currency are calculated by translating current period activity in local currency using the comparable prior year period’s currency conversion rate. This approach is used for countries where the functional currency is the local currency. Generally, when the dollar either strengthens or weakens against other currencies, the growth at constant currency rates or adjusting for currency will be higher or lower than growth reported at actual exchange rates. Refer to “Currency Rate Fluctuations” on pages 85 and 86 for additional information.

Management Discussion – (continued)

Operating (non-GAAP) Earnings:

In an effort to provide better transparency into the operational results of the business, the company separates business results into operating and non-operating categories. Operating earnings from continuing operations is a non-GAAP measure that excludes the effects of certain acquisition-related charges, intangible asset amortization expense resulting from basis differences on equity method investments, retirement-related costs, discontinued operations and related tax impacts. For the second quarter and six months ended June 30, 2018, operating (non-GAAP) earnings also excluded a benefit/charge, respectively, associated with the enactment of the U.S. Tax Cuts and Jobs Act due to its unique non-recurring nature. For acquisitions, operating (non-GAAP) earnings exclude the amortization of purchased intangible assets and acquisition-related charges such as in-process research and development, transaction costs, applicable restructuring and related expenses and tax charges related to acquisition integration. These charges are excluded as they may be inconsistent in amount and timing from period to period and are dependent on the size, type and frequency of the company’s acquisitions. All other spending for acquired companies is included in both earnings from continuing operations and in operating (non-GAAP) earnings. Throughout the Management Discussion, the impact of acquisitions over the prior 12-month period may be a driver of higher expense year to year. For retirement-related costs, the company characterizes certain items as operating and others as non-operating. The company includes defined benefit plan and nonpension postretirement benefit plan service cost, multi-employer plan costs and the cost of defined contribution plans in operating earnings. Non-operating retirement-related cost includes defined benefit plan and nonpension postretirement benefit plan amortization of prior service cost, interest cost, expected return on plan assets, amortized actuarial gains/losses, the impacts of any plan curtailments/settlements and pension insolvency costs and other costs. Non-operating retirement-related costs are primarily related to changes in pension plan assets and liabilities which are tied to financial market performance and the company considers these costs to be outside of the operational performance of the business.

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

The following table provides the company’s (non-GAAP) operating earnings for the second quarter of 2018 and 2017.

				Yr. to Yr.
(Dollars in millions except per share amounts)				Percent
For the three months ended June 30:	2018	2017		Change
Net income as reported	$2,404	$2,331		3.1%
Income/(loss) from discontinued operations, net of tax	1	(1)		nm
Income from continuing operations	$2,402	$2,332		3.0%
Non-operating adjustments (net of tax):
Acquisition-related charges	160	183		(12.7)
Non-operating retirement-related costs/(income)	286	244	**	17.0
U.S. tax reform one-time benefit	(14)	—		nm
Operating (non-GAAP) earnings*	$2,834	$2,760	**	2.7%
Diluted operating (non-GAAP) earnings per share	$3.08	$2.94	**	4.8%

*                 See page 89 for a more detailed reconciliation of net income to operating earnings.

**          Recast to reflect adoption of the FASB guidance on presentation of net benefit cost.

nm - not meaningful

Financial Performance Summary — Three Months Ended June 30:

In the second quarter of 2018, the company reported $20.0 billion in revenue, $2.4 billion in income from continuing operations and operating (non-GAAP) earnings of $2.8 billion, resulting in diluted earnings per share from continuing operations of $2.61 as reported and $3.08 on an operating (non-GAAP) basis. The company also generated $2.3 billion in cash from operations and $1.9 billion in free cash flow in the second quarter of 2018 and delivered shareholder returns of $2.4 billion through gross common stock repurchases and dividends. With good revenue and profit growth, the second-quarter results demonstrate that the company is capturing high-value growth with unique differentiation of innovative

Management Discussion – (continued)

technology combined with deep industry expertise underpinned by trust and security – all delivered through its integrated business model.

Total consolidated revenue increased 3.7 percent as reported and 1.6 percent adjusted for currency, reflecting the company’s highest constant currency growth in seven years. There was continued momentum in revenue across the strategic imperatives in the second quarter, led by cloud and security.

From a segment perspective, Cognitive Solutions revenue increased 0.5 percent as reported but decreased 1 percent adjusted for currency, compared to second-quarter 2017. There was continued growth in analytics and good performance in industry verticals driven by financial services and IoT, offset by areas where the company is repositioning its portfolio. In the second quarter, the revenue trajectory improved at constant currency in both services segments compared to the first quarter of the year. Global Business Services (GBS) revenue increased 2.3 percent as reported and was flat year to year adjusted for currency. Consulting increased 6.0 percent as reported and 4 percent adjusted for currency, while Application Management revenue decreased 0.5 percent as reported and 3 percent adjusted for currency. GBS strategic imperatives revenue increased 8 percent as reported and 6 percent adjusted for currency reflecting the ongoing shift to areas of higher client value. Technology Services & Cloud Platforms (TS&CP) increased 2.5 percent as reported and was flat adjusted for currency with growth in Infrastructure Services and Integration Software offset by a decline in Technical Support Services, as reported and adjusted for currency. TS&CP strategic imperatives revenue was up 26 percent as reported and 24 percent adjusted for currency year to year. Systems delivered strong revenue performance in the quarter of 24.6 percent as reported and 23 percent adjusted for currency, with growth across all three hardware brands.

Strategic imperatives revenue of $10.1 billion increased 15 percent as reported and 13 percent adjusted for currency in the second quarter, led by cloud and security. Cloud revenue of $4.7 billion increased 20 percent (18 percent adjusted for currency) driven by as-a-Service revenue which grew 26 percent as reported and 24 percent adjusted for currency. The annual exit run rate for as-a-Service revenue increased to $11.1 billion in the second quarter of 2018 compared to $8.8 billion in the second quarter of 2017. Security grew 81 percent as reported (79 percent adjusted for currency) driven by strong demand for the pervasive encryption of IBM Z and growth in integrated software and services. Analytics revenue of $5.4 billion increased 7 percent as reported and 5 percent adjusted for currency. Mobile revenue increased 5 percent as reported and 3 percent adjusted for currency.

From a geographic perspective, revenue growth was broad based with year-to-year improvement in more than 60 countries as reported and adjusted for currency. Americas revenue was flat year to year as reported (grew 1 percent adjusted for currency). The U.S. was flat compared to the prior year, but improved sequentially from the first-quarter year-to-year performance. Europe/Middle East/Africa (EMEA) revenue increased 10.9 percent as reported and 4 percent adjusted for currency with strong growth in Germany, France, the UK and Spain, as reported and adjusted for currency. Asia Pacific increased 1.7 percent as reported and was flat adjusted for currency. In the quarter, Japan grew as reported and adjusted for currency, offset by declines in other countries within the geography.

The consolidated gross margin of 46.0 percent decreased 0.5 points year to year. The operating (non-GAAP) gross margin of 46.5 percent decreased 0.6 points year to year with approximately half of this impact driven by revenue mix and half driven by continued investments to build out the IBM Cloud. Productivity had minimal benefit to the year-to-year gross margin dynamics this quarter with actions taken in the first quarter expected to yield savings in the second half of 2018.

Total expense and other (income) decreased 1.6 percent in the second quarter of 2018. The year-to-year decrease was due to lower spending (5 points) as the company continues to realize acquisition synergies and drives operational efficiencies by streamlining its management system, scaling agile and implementing new ways of working. This benefit was partially offset by the effects of currency (2 points) and a lower level of intellectual property (IP) income (2 points). Total operating (non-GAAP) expense and other (income) decreased 2.1 percent year to year, driven primarily by the same factors.

Pre-tax income from continuing operations of $2.8 billion increased 13.6 percent and the pre-tax margin was 13.9 percent, an increase of 1.2 points year to year. The continuing operations effective tax rate was 13.5 percent compared to 4.5 percent in the second quarter of 2017. The prior year tax rate included discrete tax benefits in the second quarter of $170 million. Income from continuing operations of $2.4 billion increased 3.0 percent and the net income margin was 12.0 percent, a decrease of 0.1 points versus the second quarter of 2017. Net income of $2.4 billion increased 3.1 percent year to year.

Operating (non-GAAP) pre-tax income from continuing operations of $3.4 billion increased 10.9 percent year to year and the operating (non-GAAP) pre-tax margin from continuing operations increased 1.1 points to 16.9 percent. Operating (non-GAAP) income from continuing operations of $2.8 billion increased 2.7 percent with an operating (non-GAAP) income

Management Discussion – (continued)

margin from continuing operations of 14.2 percent, a decline of 0.1 points year to year. The operating (non-GAAP) effective tax rate from continuing operations in the second quarter of 2018 was 16.0 percent.

Diluted earnings per share from continuing operations of $2.61 increased 5.2 percent year to year. In the second quarter of 2018, the company repurchased 6.7 million shares of its common stock at a cost of $1.0 billion and had $2.0 billion remaining in the current share repurchase authorization at June 30, 2018. Operating (non-GAAP) diluted earnings per share of $3.08 increased 4.8 percent versus the second quarter of 2017.

The company generated $2.3 billion in cash flow provided by operating activities, a decrease of $1.2 billion compared to the second quarter of 2017, driven primarily by a decrease in cash provided by receivables and an increase in cash income tax payments. Net cash used in investing activities of $0.6 billion in the second quarter of 2018 was $1.0 billion lower than the prior year, primarily driven by net non-operating financing receivables ($1.3 billion). Net cash used in financing activities of $2.5 billion increased $1.9 billion compared to the second quarter of 2017, driven primarily by an increase in net cash used for debt transactions ($2.3 billion) driven by a lower level of debt issuances; partially offset by a decrease in cash used for gross common share repurchases ($0.4 billion).

The company expects GAAP earnings per share from continuing operations of at least $11.60, and continues to expect operating (non-GAAP) earnings of at least $13.80 per diluted share for 2018. The company continues to expect free cash flow to be approximately $12 billion in 2018. Free cash flow realization is expected to be in excess of 100 percent of GAAP net income. Refer to page 87 in the Liquidity and Capital Resources section for additional information on this non-GAAP measure. Refer to the Looking Forward section on pages 84 and 85 for additional information on the company’s expectations.

Financial Results Summary - Six Months Ended June 30:

				Yr. to Yr.
				Percent/
(Dollars and shares in millions except per share amounts)				Margin
For the six months ended June 30:	2018	2017		Change
Revenue	$39,075	$37,443		4.4	%*
Gross profit margin	44.6%	45.2	%**	(0.5	)pts.
Total expense and other (income)	$13,534	$13,046	**	3.7%
Total expense and other (income)-to-revenue ratio	34.6%	34.8	%**	(0.2	)pts.
Income from continuing operations, before income taxes	$3,911	$3,867		1.2%
Provision for/(benefit from) income taxes from continuing operations	$(166)	$(218)		(23.8)%
Income from continuing operations	$4,078	$4,085		(0.2)%
Income from continuing operations margin	10.4%	10.9%		(0.5	)pts.
Income/(loss) from discontinued operations, net of tax	$5	$(3)		nm
Net income	$4,083	$4,082		0.0%
Earnings per share from continuing operations - assuming dilution	$4.42	$4.32		2.3%
Consolidated earnings per share - assuming dilution	$4.43	$4.32		2.5%
Weighted-average shares outstanding - assuming dilution	922.4	943.7		(2.3)%

	At 6/30/18	At 12/31/17
Assets	$121,622	$125,356	(3.0)%
Liabilities	$102,974	$107,631	(4.3)%
Equity	$18,648	$17,725	5.2%

*                 0.8 percent adjusted for currency.

**          Recast to reflect adoption of the FASB guidance on presentation of net benefit cost.

nm - not meaningful

Management Discussion – (continued)

The following table provides the company’s (non-GAAP) operating earnings for the first six months of 2018 and 2017.

				Yr. to Yr.
(Dollars in millions except per share amounts)				Percent
For the six months ended June 30:	2018	2017		Change
Net income as reported	$4,083	$4,082		0.0%
Income/(loss) from discontinued operations, net of tax	5	(3)		nm
Income from continuing operations	$4,078	$4,085		(0.2)%
Non-operating adjustments (net of tax):
Acquisition-related charges	324	378		(14.3)
Non-operating retirement-related costs/(income)	611	521	**	17.3
U.S. tax reform one-time charge	93	—		nm
Operating (non-GAAP) earnings*	$5,106	$4,984	**	2.4%
Diluted operating (non-GAAP) earnings per share	$5.53	$5.28	**	4.7%

*                 See page 90 for a more detailed reconciliation of net income to operating earnings.

**          Recast to reflect adoption of the FASB guidance on presentation of net benefit cost.

nm - not meaningful

Financial Performance Summary — Six Months Ended June 30:

In the first six months of 2018, the company reported $39.1 billion in revenue, and delivered $4.1 billion in income from continuing operations, resulting in diluted earnings per share from continuing operations of $4.42 as reported and $5.53 on an operating (non-GAAP) basis. The company generated $6.9 billion in cash from operations and $3.2 billion in free cash flow in the first six months of 2018 and delivered shareholder returns of $4.6 billion through gross common stock repurchases and dividends.

Total consolidated revenue increased 4.4 percent year to year as reported and 0.8 percent adjusted for currency in the first six months of 2018. The company continued to have solid revenue growth in its strategic imperatives, led by cloud and security.

From a segment perspective, Cognitive Solutions revenue increased 3.0 percent as reported and was flat adjusted for currency with growth in security software, industry verticals, including IoT and Financial Services Sector, and the underlying analytics platforms. GBS revenue increased 3.2 percent as reported but decreased 1 percent adjusted for currency. Consulting increased 5.8 percent as reported (2 percent adjusted for currency) and Application Management increased 1.8 percent as reported (declined 2 percent adjusted for currency). GBS strategic imperatives revenue increased 10 percent (6 percent adjusted for currency) year to year reflecting the ongoing shift to areas of higher client value. TS&CP revenue increased 3.7 percent as reported and was flat adjusted for currency with growth in Infrastructure Services and Integration Software offset by a decline in Technical Support Services, as reported and adjusted for currency. TS&CP strategic imperatives revenue was up 25 percent (21 percent adjusted for currency) year to year. Systems revenue increased 17.0 percent as reported and 14 percent adjusted for currency, driven by strong growth in IBM Z and growth in Power Systems.

In the first six months of 2018, the company’s strategic imperatives revenue increased 15 percent year to year as reported and 12 percent adjusted for currency. Strategic imperatives revenue over the last 12 months was $39.0 billion, an increase of 15 percent as reported and 12 percent adjusted for currency, representing 48 percent of the company’s total revenue. Total Cloud revenue in the first six months of 2018 of $8.9 billion increased 20 percent year to year as reported and 16 percent adjusted for currency, with as-a-Service revenue up 25 percent (22 percent adjusted for currency). Analytics revenue of $10.3 billion increased 7 percent as reported and 5 percent adjusted for currency. Mobile revenue increased 11 percent year to year (8 percent adjusted for currency) and Security revenue increased 74 percent as reported (70 percent adjusted for currency).

From a geographic perspective, Americas revenue was flat year to year as reported and adjusted for currency with a modest decline in the U.S. offset by growth in Canada and Latin America. EMEA increased 12.2 percent as reported and 3 percent adjusted for currency with growth as reported and adjusted for currency in Germany, France, the UK and Spain. Asia Pacific increased 3.2 percent as reported and was flat adjusted for currency, with Japan up 3.5 percent as reported and flat adjusted for currency. China grew as reported (declined 2 percent adjusted for currency) and India declined as reported and adjusted for currency.

Management Discussion – (continued)

The consolidated gross margin of 44.6 percent decreased 0.5 points year to year. The operating (non-GAAP) gross margin of 45.1 percent decreased 0.7 points versus the prior year. The margin declines were primarily driven by continued cloud investment and portfolio mix.

Total expense and other (income) increased $0.5 billion or 3.7 percent in the first six months of 2018 compared to the prior year. The year-to-year increase included a higher level of workforce rebalancing charges (3 points), an impact from currency (3 points), and a lower level of IP income (2 points), partially offset by lower spending (4 points) driven by acquisition synergies and operational efficiencies. Total operating (non-GAAP) expense and other (income) increased 3.7 percent year to year, driven primarily by the same factors.

Pre-tax income from continuing operations of $3.9 billion increased 1.2 percent and the pre-tax margin was 10.0 percent, a decrease of 0.3 points versus the first six months of 2017. The continuing operations effective tax rate for the first six months of 2018 was (4.3) percent compared to (5.6) percent in the prior year. The negative tax rate in the first six months of 2018 was primarily driven by the first-quarter 2018 resolution of certain tax matters related to the U.S. federal audit of the company’s 2013 and 2014 tax returns and the completion of the U.S. federal audit of amended tax returns filed for prior years ($0.8 billion); partially offset by a net provisional charge ($0.1 billion) as a result of 2018 Internal Revenue Service (IRS) guidance related to U.S. tax reform. The prior year negative tax rate was primarily driven by discrete tax items ($0.7 billion), including the first-quarter 2017 intra-entity transfer of assets ($0.6 billion). Income from continuing operations of $4.1 billion decreased 0.2 percent and the net income margin was 10.4 percent, a decrease of 0.5 points compared to the first six months of 2017. Income from discontinued operations, net of tax, was $5 million in the first six months of 2018 versus a loss of $3 million in the prior-year period. Net income of $4.1 billion was flat year to year.

Operating (non-GAAP) pre-tax income from continuing operations of $5.1 billion increased 0.8 percent year to year and the operating (non-GAAP) pre-tax margin from continuing operations decreased 0.5 points to 13.1 percent. Operating (non-GAAP) income from continuing operations of $5.1 billion increased 2.4 percent and the operating (non-GAAP) income margin from continuing operations of 13.1 percent decreased 0.2 points. The operating (non-GAAP) effective tax rate from continuing operations in the first six months of 2018 was 0.2 percent versus 1.8 percent in the first six months of 2017.

Diluted earnings per share from continuing operations of $4.42 increased 2.3 percent year to year. In the first six months of 2018, the company repurchased 11.7 million shares of its common stock and had $2.0 billion remaining in the current share repurchase authorization at June 30, 2018. Operating (non-GAAP) diluted earnings per share of $5.53 increased 4.7 percent versus the prior year.

At June 30, 2018, the balance sheet remained strong and the company continues to have the financial flexibility to support the business for the long term. Cash, restricted cash and marketable securities at quarter end were $11.9 billion, a decrease of $0.9 billion from December 31, 2017. Key drivers in the balance sheet and total cash flows were:

Total assets decreased $3.7 billion ($1.8 billion adjusted for currency) from December 31, 2017 driven by:

•                  Decreases in total receivables ($4.1 billion) and cash, restricted cash and marketable securities ($0.9 billion); partially offset by

•                  Increases in deferred costs ($1.0 billion) primarily driven by capitalized sales commissions ($0.7 billion) related to the adoption of the new revenue standard, as well as increases in retirement plan assets ($0.7 billion).

Total liabilities decreased $4.7 billion ($3.1 billion adjusted for currency) from December 31, 2017 driven by:

•                  Decreases in taxes payable ($1.4 billion), total debt ($1.3 billion), accounts payable ($0.9 billion) and retirement-related liabilities ($0.8 billion).

Total equity of $18.6 billion increased $0.9 billion from December 31, 2017 as a result of:

•                  Increases from net income ($4.1 billion), retirement-related benefit plans ($1.1 billion) and adoption of the new revenue standard ($0.5 billion); partially offset by

•                  Decreases from dividends ($2.8 billion) and share repurchases ($1.8 billion).

Management Discussion – (continued)

The company generated $6.9 billion in cash flows provided by operating activities, a decrease of $0.5 billion compared to the first six months of 2017, driven primarily by an increase in cash income tax payments ($0.7 billion) and a decrease in cash provided by financing receivables ($0.4 billion); partially offset by working capital performance ($0.5 billion). Net cash used in investing activities of $2.4 billion was $1.0 billion higher than the prior year, primarily driven by net non-operating financing receivables ($0.4 billion), an increase in net capital investments ($0.3 billion) and an increase in net purchases of marketable securities and other investments ($0.3 billion). Net cash used in financing activities of $5.4 billion increased $2.7 billion compared to the first six months of 2017, driven by lower net debt issuances ($3.5 billion); partially offset by a decrease in cash used for gross common share repurchases ($1.0 billion).

Second Quarter and First Six Months in Review

Results of Continuing Operations

Segment Details

The following is an analysis of the second quarter and first six months of 2018 versus the second quarter and first six months of 2017 reportable segment external revenue and gross margin results. Segment pre-tax income includes transactions between the segments that are intended to reflect an arm’s-length transfer price and excludes certain unallocated corporate items.

						Yr. to Yr.
						Percent
				Yr. to Yr.		Change
(Dollars in millions)				Percent/Margin		Adjusted For
For the three months ended June 30:	2018	2017		Change		Currency
Revenue:
Cognitive Solutions	$4,580	$4,559		0.5%		(1.3)%
Gross margin	77.7%	79.0	%*	(1.3	)pts.
Global Business Services	4,192	4,097		2.3%		0.0%
Gross margin	25.9%	24.7	%*	1.3	pts.
Technology Services & Cloud Platforms	8,615	8,406		2.5%		0.2%
Gross margin	39.4%	40.4	%*	(1.0	)pts.
Systems	2,177	1,747		24.6%		22.9%
Gross margin	50.6%	52.7	%*	(2.1	)pts.
Global Financing	394	415		(4.9)%		(6.2)%
Gross margin	26.6%	30.8%		(4.2	)pts.
Other	45	65		(30.3)%		(32.5)%
Gross margin	(109.9)%	(140.0	)%*	30.1	pts.
Total consolidated revenue	$20,003	$19,289		3.7%		1.6%
Total consolidated gross profit	$9,199	$8,968	*	2.6%
Total consolidated gross margin	46.0%	46.5	%*	(0.5	)pts.
Non-operating adjustments:
Amortization of acquired intangible assets	94	117		(19.5)%
Retirement-related costs/(income)	—	—	*	—
Operating (non-GAAP) gross profit	$9,292	$9,085	*	2.3%
Operating (non-GAAP) gross margin	46.5%	47.1	%*	(0.6	)pts.

* Recast to reflect adoption of the FASB guidance on presentation of net benefit cost.

Management Discussion – (continued)

						Yr. to Yr.
						Percent
				Yr. to Yr.		Change
(Dollars in millions)				Percent/Margin		Adjusted For
For the six months ended June 30:	2018	2017		Change		Currency
Revenue:
Cognitive Solutions	$8,879	$8,621		3.0%		0.2%
Gross margin	77.0%	78.2	%*	(1.2	)pts.
Global Business Services	8,365	8,103		3.2%		(0.6)%
Gross margin	24.6%	24.0	%*	0.6	pts.
Technology Services & Cloud Platforms	17,240	16,622		3.7%		(0.2)%
Gross margin	38.8%	39.6	%*	(0.8	)pts.
Systems	3,676	3,142		17.0%		14.4%
Gross margin	47.8%	50.3	%*	(2.6	)pts.
Global Financing	799	819		(2.5)%		(5.1)%
Gross margin	30.6%	31.3%		(0.8	)pts.
Other	114	136		(16.1)%		(19.5)%
Gross margin	(126.8)%	(148.2	)%*	21.4	pts.
Total consolidated revenue	$39,075	$37,443		4.4%		0.8%
Total consolidated gross profit	$17,445	$16,912	*	3.2%
Total consolidated gross margin	44.6%	45.2	%*	(0.5	)pts.
Non-operating adjustments:
Amortization of acquired intangible assets	187	236		(20.7)%
Retirement-related costs/(income)	—	—	*	—
Operating (non-GAAP) gross profit	$17,633	$17,148	*	2.8%
Operating (non-GAAP) gross margin	45.1%	45.8	%*	(0.7	)pts.

* Recast to reflect adoption of the FASB guidance on presentation of net benefit cost.

Cognitive Solutions

				Yr. to Yr.
				Percent
			Yr. to Yr.	Change
(Dollars in millions)			Percent	Adjusted For
For the three months ended June 30:	2018	2017	Change	Currency
Cognitive Solutions external revenue:	$4,580	$4,559	0.5%	(1.3)%
Solutions Software	$3,214	$3,194	0.6%	(1.0)%
Transaction Processing Software	1,366	1,365	0.1	(1.9)

				Yr. to Yr.
				Percent
			Yr. to Yr.	Change
(Dollars in millions)			Percent	Adjusted For
For the six months ended June 30:	2018	2017	Change	Currency
Cognitive Solutions external revenue:	$8,879	$8,621	3.0%	0.2%
Solutions Software	$6,171	$5,986	3.1%	0.5%
Transaction Processing Software	2,708	2,635	2.8	(0.6)

Cognitive Solutions revenue of $4,580 million increased 0.5 percent as reported, but declined 1 percent adjusted for currency in the second quarter of 2018 compared to the prior year, with Solutions Software revenue flat as reported but declined adjusted for currency and Transaction Processing Software revenue grew as reported but declined adjusted for currency. Cognitive Solutions second-quarter as-a-Service revenue grew as reported and adjusted for currency, with an annualized run rate of approximately $2 billion. For the first six months of the year, Cognitive Solutions revenue of $8,879 million grew 3.0 percent as reported and was flat adjusted for currency, with growth in Solutions Software both as reported and adjusted for currency. Transaction Processing Software revenue grew as reported, but declined adjusted for currency.

In the second quarter, Solutions Software revenue of $3,214 million increased 0.6 percent as reported, but declined 1 percent adjusted for currency compared to the prior year. The company continues to scale new platforms, solutions and

Management Discussion – (continued)

industry verticals and grow its Software-as-a-Service offerings. There was growth in key areas, such as analytics, Watson platforms and industry-specific solutions, which continue to scale. This was offset by transition in other areas, including talent, collaboration and commerce, as the company continues to modernize these offerings in response to secular market shifts. Within Solutions Software, analytics grew year-to-year as reported and adjusted for currency driven by growth in the DB2 portfolio, data science offerings and the new IBM Cloud Private for Data offering, which makes data ready for AI. Within industry solutions, strong growth was led by Watson Financial Services, which leverages businesses expertise to help clients manage increasing regulatory requirements and Watson IoT, as the business continues to embed AI across the IoT portfolio. Transaction Processing Software revenue of $1,366 million was flat as reported, but declined 2 percent adjusted for currency, driven by declines in Storage software partially offset by growth in IBM Z and Power Systems middleware.

Cognitive Solutions second-quarter strategic imperatives revenue of $3.0 billion grew 1 percent year to year as reported, but was flat adjusted for currency. Cloud revenue of $0.6 billion was flat as reported, but declined 1 percent adjusted for currency, with an as-a-Service exit run rate of $2.0 billion. For the first six months of the year, Cognitive Solutions strategic imperatives revenue of $5.8 billion grew 4 percent as reported and 1 percent adjusted for currency. Cloud revenue of $1.2 billion grew 3 percent as reported and 1 percent adjusted for currency.

			Yr. to Yr.
			Percent/
(Dollars in millions)			Margin
For the three months ended June 30:	2018	2017*	Change
Cognitive Solutions:
External gross profit	$3,557	$3,600	(1.2)%
External gross profit margin	77.7%	79.0%	(1.3	)pts.
Pre-tax income	$1,756	$1,610	9.1%
Pre-tax margin	33.2%	30.9%	2.4	pts.

* Recast to reflect adoption of the FASB guidance on presentation of net benefit cost.

			Yr. to Yr.
			Percent/
(Dollars in millions)			Margin
For the six months ended June 30:	2018	2017*	Change
Cognitive Solutions:
External gross profit	$6,837	$6,739	1.5%
External gross profit margin	77.0%	78.2%	(1.2	)pts.
Pre-tax income	$3,089	$2,878	7.3%
Pre-tax margin	29.8%	28.8%	1.0	pts.

* Recast to reflect adoption of the FASB guidance on presentation of net benefit cost.

Cognitive Solutions gross profit margin decreased 1.3 points to 77.7 percent in the second quarter of 2018 compared to the prior year. For the first six months of 2018, gross profit margin decreased 1.2 points to 77.0 percent. The gross profit margin decline in both periods was driven by continued investment in key strategic areas, including AI, security and blockchain, and a higher level of royalty cost associated with IP licensing agreements compared to the prior-year periods.

In the second quarter, pre-tax income of $1,756 million increased 9.1 percent compared to the prior year with a pre-tax margin improvement of 2.4 points to 33.2 percent. For the first six months of the year, pre-tax income of $3,089 million increased 7.3 percent compared to the prior year with a pre-tax margin improvement of 1.0 points to 29.8 percent. The year-to-year benefit in the second quarter and the six-month period reflects operational efficiencies and acquisition synergies. The pre-tax margin for the six-month period was also impacted by 1.4 points from a higher level of charges related to workforce rebalancing in the first-quarter 2018.

Management Discussion – (continued)

Global Business Services

				Yr. to Yr.
				Percent
			Yr. to Yr.	Change
(Dollars in millions)			Percent	Adjusted For
For the three months ended June 30:	2018	2017	Change	Currency
Global Business Services external revenue:	$4,192	$4,097	2.3%	0.0%
Consulting	$1,931	$1,822	6.0%	3.6%
Global Process Services	315	319	(1.5)	(2.7)
Application Management	1,946	1,956	(0.5)	(2.9)

				Yr. to Yr.
				Percent
			Yr. to Yr.	Change
(Dollars in millions)			Percent	Adjusted For
For the six months ended June 30:	2018	2017	Change	Currency
Global Business Services external revenue:	$8,365	$8,103	3.2%	(0.6)%
Consulting	$3,798	$3,591	5.8%	2.0%
Global Process Services	620	634	(2.2)	(4.6)
Application Management	3,948	3,878	1.8	(2.3)

Global Business Services revenue of $4,192 million increased 2.3 percent as reported and was flat adjusted for currency in the second quarter of 2018 compared to the prior year. Although the revenue growth rate declined sequentially as reported in the second quarter versus the first quarter of 2018 on a year-to-year basis, there was a 1 point improvement in the second quarter versus the prior quarter on an adjusted for currency year-to-year basis. This was driven by the realization of revenue from the opening backlog at the beginning of the year. The company continued to realign its practice model around key growth platforms including digital transformation, cloud applications and cognitive processes. The digital business had continued growth during the second quarter compared to the prior-year period, driven by its Digital Business Strategy offerings, which help clients drive digital transformation, and Mobile offerings. For the first six months of the year, Global Business Services revenue of $8,365 million increased 3.2 percent as reported, but declined 1 percent adjusted for currency.

In the second quarter, Consulting revenue of $1,931 million increased 6.0 percent as reported (4 percent adjusted for currency) compared to the prior year led by the company’s offerings in Cloud and Digital. Global Process Services (GPS) revenue of $315 million decreased 1.5 percent as reported (3 percent adjusted for currency) compared to the prior year. Application Management revenue of $1,946 million decreased 0.5 percent as reported (3 percent adjusted for currency). This decline was driven by the traditional Enterprise Application Managed Services, partially offset by growth in strategic offerings such as Cloud Migration Factory and Cloud Application Development.

Second-quarter 2018 GBS strategic imperatives revenue of $2.7 billion grew 8 percent as reported (6 percent adjusted for currency). Cloud revenue of $1.1 billion grew 10 percent as reported and 8 percent adjusted for currency, with an as-a-Service exit run rate of $1.4 billion. For the first six months of the year, GBS strategic imperatives revenue of $5.2 billion grew 10 percent as reported and 6 percent adjusted for currency year to year. Cloud revenue of $2.1 billion grew 14 percent as reported (10 percent adjusted for currency).

Management Discussion – (continued)

			Yr. to Yr.
			Percent/
(Dollars in millions)			Margin
For the three months ended June 30:	2018	2017*	Change
Global Business Services:
External gross profit	$1,088	$1,011	7.6%
External gross profit margin	25.9%	24.7%	1.3	pts.
Pre-tax income	$385	$312	23.7%
Pre-tax margin	9.0%	7.4%	1.6	pts.

* Recast to reflect adoption of the FASB guidance on presentation of net benefit cost.

			Yr. to Yr.
			Percent/
(Dollars in millions)			Margin
For the six months ended June 30:	2018	2017*	Change
Global Business Services:
External gross profit	$2,061	$1,949	5.8%
External gross profit margin	24.6%	24.0%	0.6	pts.
Pre-tax income	$530	$593	(10.6)%
Pre-tax margin	6.2%	7.2%	(1.0	)pts.

* Recast to reflect adoption of the FASB guidance on presentation of net benefit cost.

GBS second-quarter gross profit margin increased 1.3 points to 25.9 percent year to year. The company has been transforming the portfolio and repositioning offerings to capture price for value, and the business is realizing benefits from productivity actions. Pre-tax income of $385 million increased 23.7 percent year to year. Pre-tax margin increased 1.6 points to 9.0 percent. For the first six months of the year, pre-tax income of $530 million decreased 10.6 percent and pre-tax margin declined 1.0 points to 6.2 percent. Pre-tax margin for the first six months of 2018 included an impact of 1.2 points due to a higher level of charges related to workforce rebalancing in the first-quarter 2018, which is beginning to contribute to productivity around labor models and structure.

Technology Services & Cloud Platforms

				Yr. to Yr.
				Percent
			Yr. to Yr.	Change
(Dollars in millions)			Percent	Adjusted For
For the three months ended June 30:	2018	2017	Change	Currency
Technology Services & Cloud Platforms external revenue:	$8,615	$8,406	2.5%	0.2%
Infrastructure Services	$5,768	$5,544	4.0%	1.4%
Technical Support Services	1,750	1,794	(2.5)	(4.2)
Integration Software	1,097	1,068	2.8	0.9

				Yr. to Yr.
				Percent
			Yr. to Yr.	Change
(Dollars in millions)			Percent	Adjusted For
For the six months ended June 30:	2018	2017	Change	Currency
Technology Services & Cloud Platforms external revenue:	$17,240	$16,622	3.7%	(0.2)%
Infrastructure Services	$11,593	$11,030	5.1%	0.8%
Technical Support Services	3,531	3,555	(0.7)	(3.9)
Integration Software	2,116	2,037	3.9	0.8

TS&CP revenue of $8,615 million increased 2.5 percent as reported (flat adjusted for currency) in the second quarter of 2018 compared to the prior year, driven by growth in Infrastructure Services and Integration Software offset by a decline in

Management Discussion – (continued)

Technical Support Services. For the first six months of the year, TS&CP revenue of $17,240 million increased 3.7 percent as reported and was flat adjusted for currency.

In the second quarter, Infrastructure Services revenue of $5,768 million increased 4.0 percent as reported (1 percent adjusted for currency) compared to the prior year, driven primarily by improved realization of revenue from backlog as the company shifts clients to the cloud. During the second-quarter 2018, the company announced the expansion of IBM Cloud capabilities to 18 availability zones across the world. This global expansion is important for clients to have the ability to better manage and control their data cloud journey as they implement hybrid cloud especially given increased data regulations.

Technical Support Services second-quarter revenue of $1,750 million decreased 2.5 percent as reported (4 percent adjusted for currency) due in part to the dynamics of the IBM Z product cycle as clients move from maintenance to warranty for the first year, partially offset by continued growth in core multi-vendor support services.

Integration Software second quarter revenue of $1,097 million increased 2.8 percent as reported (1 percent adjusted for currency) compared to the prior year driven by good performance in offerings that modernize applications and enable cloud adoption, including IBM Cloud Private.

TS&CP second-quarter 2018 strategic imperatives revenue of $3.1 billion grew 26 percent year to year as reported and 24 percent adjusted for currency. Cloud revenue of $2.2 billion grew 30 percent as reported and 27 percent adjusted for currency, with an as-a-Service exit run rate of $7.6 billion. For the first six months of the year, Technology Services & Cloud Platforms strategic imperatives revenue of $6.1 billion grew 25 percent as reported and 21 percent adjusted for currency. Cloud revenue of $4.3 billion grew 28 percent as reported (23 percent adjusted for currency).

			Yr. to Yr.
			Percent/
(Dollars in millions)			Margin
For the three months ended June 30:	2018	2017*	Change
Technology Services & Cloud Platforms:
External Technology Services gross profit	$2,499	$2,524	(1.0)%
External Technology Services gross profit margin	33.2%	34.4%	(1.2	)pts.
External Integration Software gross profit	$899	$876	2.6%
External Integration Software gross profit margin	81.9%	82.1%	(0.1	)pts.
External total gross profit	$3,398	$3,400	(0.1)%
External total gross profit margin	39.4%	40.4%	(1.0	)pts.
Pre-tax income	$883	$994	(11.2)%
Pre-tax margin	10.1%	11.6%	(1.5	)pts.

* Recast to reflect adoption of the FASB guidance on presentation of net benefit cost.

			Yr. to Yr.
			Percent/
(Dollars in millions)			Margin
For the six months ended June 30:	2018	2017*	Change
Technology Services & Cloud Platforms:
External Technology Services gross profit	$4,978	$4,943	0.7%
External Technology Services gross profit margin	32.9%	33.9%	(1.0	)pts.
External Integration Software gross profit	$1,714	$1,645	4.2%
External Integration Software gross profit margin	81.0%	80.8%	0.2	pts.
External total gross profit	$6,692	$6,588	1.6%
External total gross profit margin	38.8%	39.6%	(0.8	)pts.
Pre-tax income	$1,320	$1,668	(20.9)%
Pre-tax margin	7.5%	9.8%	(2.3	)pts.

* Recast to reflect adoption of the FASB guidance on presentation of net benefit cost.

Technology Services & Cloud Platforms gross profit margin decreased 1.0 points year to year in the second quarter to 39.4 percent driven by the revenue mix away from higher margin Technical Support Services, and the continued investment in scaling cloud capabilities globally. Pre-tax income of $883 million decreased 11.2 percent in the second quarter. Pre-tax margin declined 1.5 points year to year to 10.1 percent. For the first six months of 2018, pre-tax income of $1,320 million

Management Discussion – (continued)

decreased 20.9 percent and pre-tax margin decreased 2.3 points to 7.5 percent. The year-to-year pre-tax margin in the first six months of 2018 compared to the prior year included an impact of 1.4 points from a higher level of workforce rebalancing charges in the first quarter which are expected to yield productivity benefits in the second half of 2018.

Services Backlog and Signings

				Yr. to Yr.
				Percent
			Yr. to Yr.	Change
	At June 30,	At June 30,	Percent	Adjusted For
(Dollars in billions)	2018	2017	Change	Currency
Total backlog	$116.5	$118.3	(1.6)%	(1.3)%

The estimated total services backlog at June 30, 2018 was $116 billion, a decrease of 1.6 percent as reported (1 percent adjusted for currency). Global Technology Services (GTS) backlog was essentially flat as reported and adjusted for currency year to year and GBS backlog declined year to year both as reported and adjusted for currency.

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

Signings include Infrastructure Services, Consulting, Global Process Services and Application Management contracts. Contract extensions and increases in scope are treated as signings only to the extent of the incremental new value. Technical Support Services (TSS) are generally not included in signings as maintenance contracts tend to be more steady state, where revenues equal renewals. Certain longer-term TSS contracts that have characteristics similar to outsourcing contracts are included in signings.

Contract portfolios purchased in an acquisition are treated as positive backlog adjustments provided those contracts meet the company’s requirements for initial signings. A new signing will be recognized if a new services agreement is signed incidental or coincidental to an acquisition or divestiture.

				Yr. to Yr.
				Percent
			Yr. to Yr.	Change
(Dollars in millions)			Percent	Adjusted For
For the three months ended June 30:	2018	2017	Change	Currency
Total signings	$11,528	$10,888	5.9%	5.6%

				Yr. to Yr.
				Percent
			Yr. to Yr.	Change
(Dollars in millions)			Percent	Adjusted For
For the six months ended June 30:	2018	2017	Change	Currency
Total signings	$20,836	$18,793	10.9%	7.5%

Management Discussion – (continued)

Systems

				Yr. to Yr.
				Percent
			Yr. to Yr.	Change
(Dollars in millions)			Percent	Adjusted For
For the three months ended June 30:	2018	2017	Change	Currency
Systems external revenue:	$2,177	$1,747	24.6%	22.9%
Systems Hardware	$1,756	$1,328	32.2%	30.6%
IBM Z			114.5	112.4
Power Systems			5.0	3.5
Storage Systems			3.7	2.2
Operating Systems Software	421	419	0.4	(1.4)

				Yr. to Yr.
				Percent
			Yr. to Yr.	Change
(Dollars in millions)			Percent	Adjusted For
For the six months ended June 30:	2018	2017	Change	Currency
Systems external revenue:	$3,676	$3,142	17.0%	14.4%
Systems Hardware	$2,848	$2,328	22.3%	19.9%
IBM Z			91.8	88.5
Power Systems			5.5	3.2
Storage Systems			(3.2)	(5.5)
Operating Systems Software	828	814	1.8	(1.2)

Systems revenue of $2,177 million grew 24.6 percent as reported (23 percent adjusted for currency) in the second quarter of 2018 compared to the prior year. Systems Hardware revenue of $1,756 million grew 32.2 percent as reported (31 percent adjusted for currency) driven by continued broad-based z14 adoption, growth in Power Systems and a return to growth in Storage Systems, as reported and adjusted for currency. Operating Systems Software revenue of $421 million was essentially flat as reported, but declined 1 percent adjusted for currency compared to the prior year. For the first six months of 2018, Systems revenue of $3,676 million increased 17.0 percent as reported (14 percent adjusted for currency) with strong growth in Systems Hardware both as reported and adjusted for currency driven by IBM Z and Power Systems. Operating Systems Software increased 1.8 percent as reported, but declined 1 percent adjusted for currency, compared to the prior year.

Second quarter IBM Z revenue grew 114.5 percent as reported (112 percent adjusted for currency) year to year, driven by new workload MIPS. The z14 adoption remained broad based, across most geographies and industries, with new clients added to the platform and existing clients growing and expanding workloads on the platform. The company continues to address emerging workloads across the IBM Z platform including blockchain, machine learning, dev ops and payments. The newly announced single-frame z14 designed specifically for cloud environments had good acceptance by clients during the second quarter.

Power Systems grew revenue 5.0 percent as reported (4 percent adjusted for currency) year to year, driven by the new POWER9 entry-level portfolio and continued growth in Linux. Power Systems are designed for the cloud environment and provide leadership capability in advanced analytics and data intensive workloads in AI, HANA and UNIX markets. During the second quarter, the U.S. Department of Energy unveiled Summit, the most powerful commercially available supercomputer, built by IBM Systems with POWER9 technology.

Storage Systems returned to growth in the second quarter with revenue up 3.7 percent as reported (2 percent adjusted for currency) year to year. This growth was geographically broad based and led by double-digit growth in All Flash Arrays.

Second-quarter Systems strategic imperatives revenue of $1.2 billion grew 57 percent year to year as reported (55 percent adjusted for currency). Cloud revenue of $0.8 billion grew 30 percent as reported (28 percent adjusted for currency). For the first six months of the year, Systems strategic imperatives revenue of $1.9 billion increased 45 percent as reported (42 percent adjusted for currency) year to year, primarily a reflection of the strong acceptance of the new z14. Cloud revenue of $1.3 billion increased 24 percent as reported and 22 percent adjusted for currency.

Management Discussion – (continued)

			Yr. to Yr.
			Percent/
(Dollars in millions)			Margin
For the three months ended June 30:	2018	2017*	Change
Systems:
External Systems Hardware gross profit	$754	$555	35.9%
External Systems Hardware gross profit margin	42.9%	41.8%	1.1	pts.
External Operating Systems Software gross profit	$347	$365	(5.0)%
External Operating Systems Software gross profit margin	82.4%	87.1%	(4.7	)pts.
External total gross profit	$1,101	$920	19.6%
External total gross profit margin	50.6%	52.7%	(2.1	)pts.
Pre-tax income	$346	$73	376.8%
Pre-tax margin	14.3%	3.8%	10.5	pts.

* Recast to reflect adoption of the FASB guidance on presentation of net benefit cost.

			Yr. to Yr.
			Percent/
(Dollars in millions)			Margin
For the six months ended June 30:	2018	2017*	Change
Systems:
External Systems Hardware gross profit	$1,066	$874	21.9%
External Systems Hardware gross profit margin	37.4%	37.5%	(0.1	)pts.
External Operating Systems Software gross profit	$690	$708	(2.5)%
External Operating Systems Software gross profit margin	83.3%	87.0%	(3.7	)pts.
External total gross profit	$1,756	$1,582	11.0%
External total gross profit margin	47.8%	50.3%	(2.6	)pts.
Pre-tax income/(loss)	$143	$(115)	nm
Pre-tax margin	3.5%	(3.3)%	6.8	pts.

* Recast to reflect adoption of the FASB guidance on presentation of net benefit cost.

nm - not meaningful

Systems gross profit margin decreased 2.1 points to 50.6 percent in the second quarter of 2018 compared to the prior year, however, there was sequential improvement compared to the first quarter of 2018 (which declined 3.8 percent). The overall decrease year-to-year was driven by margin declines in Operating System Software, partially mitigated by an increase in Systems Hardware margins primarily due to mix toward high margin IBM Z. For the first six months of the year, Systems gross profit margin decreased 2.6 points to 47.8 percent compared to the prior year, driven by margin declines in Operating Systems Software. Systems Hardware gross profit margin was flat year to year, with declines in IBM Z and Storage Systems offset by margin improvement in Power Systems.

In the second quarter of 2018, pre-tax income of $346 million grew 376.8 percent and pre-tax margin increased 10.5 points year to year to 14.3 percent driven primarily by the IBM Z product cycle. For the first six months of the year, pre-tax income of $143 million increased $258 million and pre-tax margin increased 6.8 points year to year to 3.5 percent also due to the IBM Z product cycle, partially offset by actions taken in the first quarter to better position the systems cost structure over the longer term, which impacted the pre-tax margin by 2.7 points.

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

Management Discussion – (continued)

Results of Operations

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(Dollars in millions)	2018	2017		2018	2017
External revenue	$394	$415		$799	$819
Internal revenue	473	290		902	653
Total revenue	$867	$705		$1,701	$1,473
Pre-tax income	$357	$282	*	$734	$592	*

* Recast to reflect adoption of the FASB guidance on presentation of net benefit cost.

In the second quarter of 2018, Global Financing total revenue of $867 million increased 23.0 percent compared to the prior year. Internal revenue increased 62.9 percent, driven by an increase in internal used equipment sales (up 77.6 percent to $373 million), and an increase in internal financing (up 24.2 percent to $100 million). External revenue decreased 4.9 percent as reported (6 percent adjusted for currency), due to a decrease in external used equipment sales (down 21.2 percent to $95 million), partially offset by an increase in external financing (up 1.8 percent to $299 million).

The increase in total revenue of $228 million in the first six months of 2018 compared to the same period in 2017 was due to an increase in internal revenue of 38.0 percent, driven by an increase in internal used equipment sales (up 46.2 percent to $698 million) and an increase in internal financing (up 16.0 percent to $204 million). External revenue decreased 2.5 percent (5 percent adjusted for currency), driven by a decline in external used equipment sales (down 18.3 percent to $187 million), partially offset by an increase in external financing (up 3.7 percent to $612 million).

The year-to-year increases in internal financing revenue in the three and six months ended June 30, 2018 were due to higher asset yields and higher average asset balances. The increases in external financing revenue in the second quarter and first six months of 2018, compared to the same periods in 2017, respectively, were due to higher average asset balances, partially offset by lower asset yields.

Total sales of used equipment represented 54.0 percent and 52.0 percent of Global Financing’s revenue in the second quarter and first six months of 2018, respectively, compared to 46.9 percent and 48.0 percent in the second quarter and first six months of 2017, respectively. The increases in both periods were due to a higher volume of used equipment sales for internal transactions. The gross profit margin on used sales was 58.3 percent and 50.5 percent in the second quarter of 2018 and 2017, respectively, and 58.6 percent and 51.0 percent in the first six months of 2018 and 2017, respectively. The increase in the gross profit margin was driven by a shift towards higher margin internal equipment sales.

Global Financing pre-tax income increased 26.8 percent to $357 million in the second quarter of 2018, compared to the same period in 2017, due to higher gross profit of $95 million, partially offset by an increase in expense of $19 million. Pre-tax income increased 23.9 percent to $734 million in the first six months of 2018, compared to the same period in 2017, due to higher gross profit of $154 million, partially offset by an increase in expense of $12 million. The increase in expense for the three and six months ended June 30, 2018 was primarily driven by an increase in financing receivables provisions due to higher reserve requirements in the current year.

Global Financing return on equity was 31.2 percent and 31.9 percent for the three and six months ended June 30, 2018, respectively, compared to 26.0 percent and 25.1 percent for the three and six months ended June 30, 2017, respectively. The increase in return on equity in the second quarter and first six months of 2018, compared to the same periods of 2017, was due to the increase in net income, partially offset by an increase in equity. See page 88 for the details of the after-tax income and return on equity calculation.

Total unguaranteed residual value of leases, including operating leases, was $686 million as of June 30, 2018. In addition to the unguaranteed residual value, on a limited basis, Global Financing will obtain guarantees of the future value of the equipment to be returned at end of lease. Third-party residual value guarantees increase the minimum lease payments as provided for by accounting standards that are utilized in determining the classification of a lease as a sales-type lease, direct financing lease or operating lease. The aggregate asset values associated with the guarantees of sales-type leases were $134 million and $63 million for the financing transactions originated during the quarters ended June 30, 2018 and 2017, respectively and $156 million and $106 million for the six months ended June 30, 2018 and 2017, respectively.

Management Discussion – (continued)

Geographic Revenue

In addition to the revenue presentation by reportable segment, the company also measures revenue performance on a geographic basis.

				Yr. to Yr.
				Percent
			Yr. to Yr.	Change
(Dollars in millions)			Percent	Adjusted For
For the three months ended June 30:	2018	2017*	Change	Currency
Total Revenue	$20,003	$19,289	3.7%	1.6%
Americas	$9,212	$9,199	0.1%	0.5%
Europe/Middle East/Africa (EMEA)	6,407	5,779	10.9	4.4
Asia Pacific	4,384	4,311	1.7	0.1

* Recast to conform to current period presentation.

				Yr. to Yr.
				Percent
			Yr. to Yr.	Change
(Dollars in millions)			Percent	Adjusted For
For the six months ended June 30:	2018	2017*	Change	Currency
Total Revenue	$39,075	$37,443	4.4%	0.8%
Americas	$17,919	$17,922	0.0%	0.0%
Europe/Middle East/Africa (EMEA)	12,583	11,214	12.2	2.7
Asia Pacific	8,573	8,307	3.2	0.1

* Recast to conform to current period presentation.

Total revenue of $20,003 million increased 3.7 percent as reported and 2 percent adjusted for currency in the second quarter of 2018 compared to the prior year. Americas revenue of $9,212 million was essentially flat as reported, but grew 1 percent adjusted for currency. EMEA revenue of $6,407 million increased 10.9 percent as reported and 4 percent adjusted for currency. Asia Pacific revenue of $4,384 million increased 1.7 percent as reported and was essentially flat adjusted for currency.

Within Americas, the U.S. was flat compared to the prior year. Canada increased 2.0 percent as reported, but declined 2 percent year to year adjusted for currency. Latin America decreased 3.2 percent as reported, but increased 3 percent adjusted for currency. Within Latin America, Brazil decreased 2.5 percent as reported, but increased 5 percent adjusted for currency. Mexico increased 1.1 percent as reported and 5 percent adjusted for currency.

In EMEA, there was solid growth compared to the prior year. Germany increased 21.6 percent as reported and 13 percent adjusted for currency and the UK increased 10.9 percent as reported and 5 percent adjusted for currency. France increased 17.8 percent as reported and 10 percent adjusted for currency and Spain increased 17.1 percent as reported and 8 percent adjusted for currency. The Middle East and Africa region increased 9.1 percent as reported and 8 percent adjusted for currency.

Within Asia Pacific, Japan increased 2.7 percent as reported and 1 percent adjusted for currency. Australia increased 7.1 percent and 7 percent adjusted for currency. These increases were largely offset by decreases in India of 11.3 percent (8 percent adjusted for currency) and China of 3.2 percent (7 percent adjusted for currency).

Total revenue of $39,075 million increased 4.4 percent as reported and 1 percent adjusted for currency in the first six months of 2018 compared to the prior year. Americas revenue of $17,919 million was flat as reported and adjusted for currency. EMEA revenue of $12,583 million increased 12.2 percent as reported and 3 percent adjusted for currency. Asia Pacific revenue of $8,573 million increased 3.2 percent as reported and was flat on an adjusted for currency basis.

Within Americas, U.S. revenue decreased 0.9 percent compared to the first six months of the prior year. Canada increased 5.2 percent as reported and 1 percent adjusted for currency. Latin America increased 0.8 percent as reported and 5 percent adjusted for currency. Within Latin America, Brazil increased 0.9 percent as reported and 6 percent adjusted for currency. Mexico increased 2.4 percent as reported and 2 percent adjusted for currency.

Management Discussion – (continued)

In EMEA, Germany increased 16.6 percent as reported and 5 percent adjusted for currency compared to the first six months of the prior year. France increased 21.0 percent as reported and 9 percent adjusted for currency and the UK increased 10.6 percent as reported and 1 percent adjusted for currency. Spain increased 22.5 percent as reported and 10 percent adjusted for currency, while Italy increased 10.2 percent as reported, but declined 1 percent adjusted for currency. The Middle East and Africa region increased 9.2 percent as reported and 8 percent adjusted for currency. The Central and Eastern European region increased 6.9 percent as reported, but was essentially flat adjusted for currency.

Within Asia Pacific, Japan increased 3.5 percent as reported and was essentially flat adjusted for currency compared to the first six months of the prior year. Australia increased 5.1 percent as reported and 3 percent adjusted for currency. India decreased 3.7 percent as reported and 4 percent adjusted for currency, while China increased 2.1 percent as reported, but declined 2 percent adjusted for currency.

Expense

Total Expense and Other (Income)

				Yr. to Yr.
(Dollars in millions)				Percent
For the three months ended June 30:	2018	2017		Change
Total consolidated expense and other (income)	$6,423	$6,525	*	(1.6)%
Non-operating adjustments:
Amortization of acquired intangible assets	$(109)	$(127)		(13.7)%
Acquisition-related charges	(1)	(6)		(87.2)
Non-operating retirement-related (costs)/income	(394)	(349	)*	13.0
Operating (non-GAAP) expense and other (income)	$5,918	$6,043	*	(2.1)%
Total consolidated expense-to-revenue ratio	32.1%	33.8	%*	(1.7	)pts.
Operating (non-GAAP) expense-to-revenue ratio	29.6%	31.3	%*	(1.7	)pts.

* Recast to reflect adoption of the FASB guidance on presentation of net benefit cost.

				Yr. to Yr.
(Dollars in millions)				Percent
For the six months ended June 30:	2018	2017		Change
Total consolidated expense and other (income)	$13,534	$13,046	*	3.7%
Non-operating adjustments:
Amortization of acquired intangible assets	$(219)	$(257)		(14.7)%
Acquisition-related charges	(1)	(19)		(95.4)
Non-operating retirement-related (costs)/income	(796)	(696	)*	14.4
Operating (non-GAAP) expense and other (income)	$12,518	$12,074	*	3.7%
Total consolidated expense-to-revenue ratio	34.6%	34.8	%*	(0.2	)pts.
Operating (non-GAAP) expense-to-revenue ratio	32.0%	32.2	%*	(0.2	)pts.

* Recast to reflect adoption of the FASB guidance on presentation of net benefit cost.

For additional information regarding total expense and other (income) for both expense presentations, see the following analyses by category.

Management Discussion – (continued)

Selling, General and Administrative Expense

				Yr. to Yr.
(Dollars in millions)				Percent
For the three months ended June 30:	2018	2017		Change
Selling, general and administrative expense:
Selling, general and administrative — other	$4,190	$4,398	*	(4.7)%
Advertising and promotional expense	407	390		4.5
Workforce rebalancing charges	23	3		564.7
Amortization of acquired intangible assets	109	127		(13.7)
Stock-based compensation	88	98		(10.1)
Bad debt expense	40	18		122.1
Total consolidated selling, general and administrative expense	$4,857	$5,033	*	(3.5)%
Non-operating adjustments:
Amortization of acquired intangible assets	$(109)	$(127)		(13.7)%
Acquisition-related charges	(1)	(3)		(69.8)
Non-operating retirement-related (costs)/income	—	—	*	—
Operating (non-GAAP) selling, general and administrative expense	$4,746	$4,904	*	(3.2)%

* Recast to reflect adoption of the FASB guidance on presentation of net benefit cost.

				Yr. to Yr.
(Dollars in millions)				Percent
For the six months ended June 30:	2018	2017		Change
Selling, general and administrative expense:
Selling, general and administrative — other	$8,490	$8,658	*	(1.9)%
Advertising and promotional expense	809	753		7.4
Workforce rebalancing charges	563	171		230.5
Amortization of acquired intangible assets	219	257		(14.7)
Stock-based compensation	169	189		(10.8)
Bad debt expense	52	32		61.9
Total consolidated selling, general and administrative expense	$10,302	$10,060	*	2.4%
Non-operating adjustments:
Amortization of acquired intangible assets	$(219)	$(257)		(14.7)%
Acquisition-related charges	(1)	(12)		(92.7)
Non-operating retirement-related (costs)/income	—	—	*	—
Operating (non-GAAP) selling, general and administrative expense	$10,082	$9,791	*	3.0%

* Recast to reflect adoption of the FASB guidance on presentation of net benefit cost.

Total selling, general and administrative (SG&A) expense decreased 3.5 percent in the second quarter of 2018 driven primarily by the following factors:

•                  Lower spending (5 points) reflecting acquisition synergies and operational efficiencies; partially offset by

•                  The effects of currency (1 point).

Operating (non-GAAP) expense decreased 3.2 percent year to year driven primarily by the same factors.

SG&A expense increased 2.4 percent in the first six months of 2018 versus the first six months of 2017 driven primarily by the following factors:

•                  Higher workforce rebalancing charges (4 points); and

•                  The effects of currency (3 points); partially offset by

•                  Lower spending (4 points).

Operating (non-GAAP) expense increased 3.0 percent year to year driven primarily by the same factors.

Management Discussion – (continued)

Bad debt expense increased $20 million year to year in the first six months of 2018. The receivables provision coverage was 1.8 percent at June 30, 2018, an increase of 20 basis points compared to December 31, 2017 and a decrease of 20 basis points from June 30, 2017.

Research, Development and Engineering

				Yr. to Yr.
(Dollars in millions)				Percent
For the three months ended June 30:	2018	2017		Change
Total consolidated research, development and engineering expense	$1,364	$1,436	*	(5.1)%
Non-operating adjustment:
Non-operating retirement-related (costs)/income	$—	$—	*	—
Operating (non-GAAP) research, development and engineering expense	$1,364	$1,436	*	(5.1)%

* Recast to reflect adoption of the FASB guidance on presentation of net benefit cost.

				Yr. to Yr.
(Dollars in millions)				Percent
For the six months ended June 30:	2018	2017		Change
Total consolidated research, development and engineering expense	$2,769	$2,921	*	(5.2)%
Non-operating adjustment:
Non-operating retirement-related (costs)/income	$—	$—	*	—
Operating (non-GAAP) research, development and engineering expense	$2,769	$2,921	*	(5.2)%

* Recast to reflect adoption of the FASB guidance on presentation of net benefit cost.

Research, development and engineering (RD&E) expense was 6.8 percent and 7.1 percent of revenue in the second quarter and first six months of 2018, respectively, compared to 7.4 percent and 7.8 percent in the prior-year periods, respectively. The company continues to invest in research and development as it builds new markets and maintains its leadership in enterprise IT.

RD&E expense in the second quarter of 2018 decreased 5.1 percent year to year primarily driven by:

•                  Lower spending (6 points); partially offset by

•                  The effects of currency (1 point).

RD&E expense in the first six months of 2018 decreased 5.2 percent year to year primarily driven by:

•                  Lower spending (7 points); partially offset by

•                  The effects of currency (2 points).

Management Discussion – (continued)

Intellectual Property and Custom Development Income

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended June 30:	2018	2017	Change
Intellectual Property and Custom Development Income:
Licensing of intellectual property including royalty-based fees	$180	$304	(40.7)%
Custom development income	66	61	8.6
Sales/other transfers of intellectual property	4	0	nm
Total	$250	$365	(31.4)%

nm - not meaningful

			Yr. to Yr.
(Dollars in millions)			Percent
For the six months ended June 30:	2018	2017	Change
Intellectual Property and Custom Development Income:
Licensing of intellectual property including royalty-based fees	$429	$685	(37.3)%
Custom development income	134	125	7.2
Sales/other transfers of intellectual property	4	1	423.1
Total	$567	$810	(30.0)%

Licensing of intellectual property including royalty-based fees decreased 40.7 percent and 37.3 percent year to year in the second quarter and first six months of 2018, respectively. The company entered into new partnership agreements in the first six months of 2018, which included two transactions with period income greater than $100 million. There was one transaction greater than $100 million in the first six months of 2017. The company licenses IP to partners who allocate their skills to extend the value of assets that are high value, but may be in mature markets. The timing and amount of licensing, sales or other transfers of IP may vary significantly from period to period depending upon the timing of licensing agreements, economic conditions, industry consolidation and the timing of new patents and know-how development.

Other (Income) and Expense

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended June 30:	2018	2017	Change
Other (income) and expense:
Foreign currency transaction losses/(gains)	$(414)	$321	nm
(Gains)/losses on derivative instruments	435	(333)	nm
Interest income	(47)	(34)	37.7%
Net (gains)/losses from securities and investment assets	(59)	(5)	nm
Retirement-related costs/(income)	394	349 *	13.0
Other	(29)	(25)	15.3
Total consolidated other (income) and expense	$280	$273 *	2.4%
Non-operating adjustments:
Acquisition-related charges	$—	$(4)	(100.0)%
Non-operating retirement-related (costs)/income	(394)	(349)*	13.0
Operating (non-GAAP) other (income) and expense	$(115)	$(80)	44.1%

* Recast to reflect adoption of the FASB guidance on presentation of net benefit cost.

nm - not meaningful

Management Discussion – (continued)

			Yr. to Yr.
(Dollars in millions)			Percent
For the six months ended June 30:	2018	2017	Change
Other (income) and expense:
Foreign currency transaction losses/(gains)	$(273)	$337	nm
(Gains)/losses on derivative instruments	386	(322)	nm
Interest income	(117)	(64)	83.2%
Net (gains)/losses from securities and investment assets	(81)	(10)	nm
Retirement-related costs/(income)	796	696 *	14.4
Other	(19)	(45)	(58.2)
Total consolidated other (income) and expense	$692	$592 *	16.9%
Non-operating adjustments:
Acquisition-related charges	$—	$(7)	(100.0)%
Non-operating retirement-related (costs)/income	(796)	(696)*	14.4
Operating (non-GAAP) other (income) and expense	$(104)	$(111)	(6.2)%

* Recast to reflect adoption of the FASB guidance on presentation of net benefit cost.

nm - not meaningful

Total consolidated other (income) and expense was expense of $280 million in the second quarter of 2018, an increase of 2.4 percent compared to the second quarter of 2017. The increase was primarily driven by:

•                  Higher non-operating retirement-related costs ($45 million); and

•                  Higher net exchange losses ($32 million); partially offset by

•                  Increased gains from securities and investment assets ($54 million); and

•                  Higher interest income ($13 million).

Operating (non-GAAP) other (income) and expense was income of $115 million in the second quarter of 2018, an increase of 44.1 percent year to year. The year-to-year change was driven primarily by the same factors above, excluding the higher non-operating retirement-related costs.

Total consolidated other (income) and expense was expense of $692 million in the first six months of 2018, an increase of 16.9 percent year to year. The increase was primarily driven by:

•                  Higher non-operating retirement-related costs ($100 million); and

•                  Higher net exchange losses ($98 million); partially offset by

•                  Increased gains from securities and investment assets ($71 million); and

•                  Higher interest income ($53 million).

Operating (non-GAAP) other (income) and expense was income of $104 million in the first six months of 2018, a decrease of 6.2 percent year to year. The year-to-year change was driven primarily by the same factors above, excluding the higher non-operating retirement-related costs.

Management Discussion – (continued)

Interest Expense

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended June 30:	2018	2017	Change
Interest expense	$173	$147	17.5%

			Yr. to Yr.
(Dollars in millions)			Percent
For the six months ended June 30:	2018	2017	Change
Interest expense	$338	$283	19.7%

Interest expense increased $26 million and $56 million year to year in the second quarter and first six months of 2018, respectively. Interest expense is presented in cost of financing in the Consolidated Statement of Earnings if the related external borrowings are to support the Global Financing external business. Overall interest expense (excluding capitalized interest) for the second quarter and first six months of 2018 was $367 million and $713 million, respectively, an increase of $47 million and $101 million versus the comparable prior year periods, primarily driven by a higher average debt balance and higher average interest rates.

Retirement-Related Plans

The following table provides the total pre-tax cost for all retirement-related plans. The operating cost amounts are included in the Consolidated Statement of Earnings within the caption (e.g., Cost, SG&A, RD&E) relating to the job function of the plan participants. The non-operating cost amounts are included in other (income) and expense.

				Yr. to Yr.
(Dollars in millions)				Percent
For the three months ended June 30:	2018	2017		Change
Retirement-related plans — cost:
Service cost	$106	$106		(0.1)%
Multi-employer plans	10	10	*	2.9
Cost of defined contribution plans	248	255		(2.6)
Total operating costs/(income)	$364	$370	*	(1.8)%
Interest cost	$684	$736		(7.1)%
Expected return on plan assets	(1,016)	(1,082)		(6.1)
Recognized actuarial losses	735	709		3.6
Amortization of prior service costs/(credits)	(19)	(22	)*	(16.3)
Curtailments/settlements	6	3		100.1
Other costs	4	5		(10.1)
Total non-operating costs/(income)	$394	$349	*	13.0%
Total retirement-related plans — cost	$758	$719		5.4%

* Recast to reflect adoption of the FASB guidance on presentation of net benefit cost.

Management Discussion – (continued)

				Yr. to Yr.
(Dollars in millions)				Percent
For the six months ended June 30:	2018	2017		Change
Retirement-related plans — cost:
Service cost	$214	$212		1.0%
Multi-employer plans	20	19	*	7.1
Cost of defined contribution plans	516	517		(0.3)
Total operating costs/(income)	$750	$748	*	0.3%
Interest cost	$1,376	$1,468		(6.3)%
Expected return on plan assets	(2,040)	(2,155)		(5.3)
Recognized actuarial losses	1,482	1,414		4.7
Amortization of prior service costs/(credits)	(37)	(44	)*	(14.6)
Curtailments/settlements	6	1		276.3
Other costs	11	10		11.7
Total non-operating costs/(income)	$796	$696	*	14.4%
Total retirement-related plans — cost	$1,546	$1,444		7.1%

* Recast to reflect adoption of the FASB guidance on presentation of net benefit cost.

In the second quarter of 2018, total pre-tax retirement-related plan cost increased by $39 million compared to the second quarter of 2017, primarily driven by lower expected return on plan assets ($66 million) and an increase in recognized actuarial losses ($26 million); partially offset by lower interest costs ($52 million). Total cost for the first six months of 2018 increased by $102 million versus the first six months of 2017, primarily driven by lower expected return on plan assets ($114 million) and an increase in recognized actuarial losses ($67 million), partially offset by lower interest costs ($93 million).

As discussed in the “Operating (non-GAAP) Earnings” section on page 56, the company characterizes certain retirement-related costs as operating and others as non-operating. Utilizing this characterization, operating retirement-related costs in the second quarter of 2018 were $364 million, a decrease of $7 million compared to the second quarter of 2017, primarily driven by lower defined contribution plans cost ($7 million). Non-operating costs of $394 million in the second quarter of 2018 increased $45 million year to year, driven primarily by lower expected return on plan assets ($66 million) and an increase in recognized actuarial losses ($26 million), partially offset by lower interest costs ($52 million). For the first six months of 2018, operating retirement-related costs were $750 million, an increase of $2 million compared to the first six months of 2017. Non-operating costs of $796 million increased $100 million in the first six months of 2018 compared to the prior year, driven primarily by lower expected return on plan assets ($114 million) and an increase in recognized actuarial losses ($67 million); partially offset by lower interest costs ($93 million).

Taxes

The continuing operations effective tax rate for the second quarter of 2018 was 13.5 percent, an increase of 8.9 points compared to the second quarter of 2017. The continuing operations effective tax rate for the first six months of 2018 was (4.3) percent, an increase of 1.4 points compared to the first six months of 2017. The operating (non-GAAP) tax rate for the second quarter was 16.0 percent, an increase of 6.7 points compared to the second quarter of 2017. The operating (non-GAAP) tax rate for the first six months of 2018 was 0.2 percent, a decrease of 1.6 points compared to the first six months of 2017.

The increase in the continuing operations effective tax rate in the second quarter of 2018 was primarily driven by a discrete tax benefit in the second quarter of 2017 attributable to foreign audit activity (7.0 points) and a decrease in foreign tax credits (3.7 points). These impacts were partially offset by a more favorable mix of geographic income year to year (1.2 points) and a provisional benefit due to IRS guidance related to U.S. tax reform enactment issued in April 2018 (0.5 points). The higher operating (non-GAAP) tax rate for the second quarter of 2018 was driven by the same factors, except for the impact of the provisional tax benefit related to U.S. tax reform.

The change in the continuing operations effective tax rate for the first six months of 2018 compared to 2017 was primarily driven by the year to year impacts above, as well as a discrete tax benefit in the first quarter of 2018 from the resolution of certain tax matters related to the ongoing U.S. federal audit of the company’s 2013 and 2014 tax returns and the completion of the U.S. federal audit of amended tax returns of prior years in the first quarter of 2018. These benefits were

Management Discussion – (continued)

partially offset by the prior-year tax benefit related to the intercompany transfer of IP recognized in the first quarter of 2017, and a first-quarter 2018 provisional tax charge due to the January 2018 IRS guidance related to U.S. tax reform enactment.

The change in the operating (non-GAAP) tax rate was primarily driven by the same factors, except for the impact of the provisional net tax charge in the first six months of 2018 related to U.S. tax reform enactment.

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

				Yr. to Yr.
				Percent
For the three months ended June 30:	2018	2017		Change
Earnings per share of common stock from continuing operations:
Assuming dilution	$2.61	$2.48		5.2%
Basic	$2.63	$2.49		5.6%
Diluted operating (non-GAAP)	$3.08	$2.94	*	4.8%
Weighted-average shares outstanding: (in millions)
Assuming dilution	919.4	939.6		(2.1)%
Basic	915.1	934.9		(2.1)%

* Recast to reflect adoption of the FASB guidance on presentation of net benefit cost.

				Yr. to Yr.
				Percent
For the six months ended June 30:	2018	2017		Change
Earnings per share of common stock from continuing operations:
Assuming dilution	$4.42	$4.32		2.3%
Basic	$4.44	$4.35		2.1%
Diluted operating (non-GAAP)	$5.53	$5.28	*	4.7%
Weighted-average shares outstanding: (in millions)
Assuming dilution	922.4	943.7		(2.3)%
Basic	917.9	938.7		(2.2)%

* Recast to reflect adoption of the FASB guidance on presentation of net benefit cost.

Actual shares outstanding at June 30, 2018 were 912.8 million. The weighted-average number of common shares outstanding assuming dilution during the second quarter and first six months of 2018 were 20.2 million and 21.3 million shares lower than the same periods of 2017. The decreases were primarily the result of the common stock repurchase program.

Financial Position

Dynamics

At June 30, 2018, the balance sheet remained strong and the company continues to have the financial flexibility to support the business for the long term. Cash, restricted cash and marketable securities at quarter end were $11,926 million. The company continues to manage the investment portfolio to meet its capital preservation and liquidity objectives. Total debt of $45,497 million decreased $1,326 million from December 31, 2017, driven by debt maturities of $3,652 million; partially offset by new debt issuances of $2,535 million. Within total debt, $31,056 million, or approximately 68 percent, is in support of the Global Financing business. In the first six months of 2018, the company generated $6,896 million in cash from operations, compared to $7,421 million in the first six months of 2017. The company has consistently generated strong cash flows from operations and continues to have access to additional sources of liquidity through the capital markets and its credit facilities.

Management Discussion – (continued)

The assets and debt associated with the Global Financing business are a significant part of the company’s financial position. The financial position amounts appearing on pages 5 and 6 are the consolidated amounts including Global Financing.

Global Financing Financial Position Key Metrics:

	At June 30,	At December 31,
(Dollars in millions)	2018	2017
Cash and cash equivalents	$2,092	$2,696
Net investment in sales-type and direct financing leases (1)	6,895	7,253
Equipment under operating leases — external clients (2)	487	477
Client loans	12,055	12,450
Total client financing assets	19,435	20,180
Commercial financing receivables	9,667	11,590
Intercompany financing receivables (3) (4)	4,927	5,056
Total assets	$39,344	$41,096
Debt	$31,056	$31,434
Total equity	$3,453	$3,484

(1) Includes deferred initial direct costs which are eliminated in IBM’s consolidated results.

(2) Includes intercompany mark-up, priced on an arm’s-length basis, on products purchased from the company’s product divisions which is eliminated in IBM’s consolidated results.

(3) Entire amount eliminated for purposes of IBM’s consolidated results and therefore does not appear on pages 5 and 6.

(4) These assets, along with all other financing assets in this table, are leveraged at the value in the table using Global Financing debt.

At June 30, 2018, substantially all client and commercial financing assets were IT related assets, and approximately 54 percent of the total external portfolio was with investment grade clients with no direct exposure to consumers. The increase in investment grade year to year (2 points) was driven primarily by rating changes within the existing portfolio, not by changing the company’s approach to the market. This investment grade percentage is based on the credit ratings of the companies in the portfolio.

The company has a long-standing practice of taking mitigating actions, in certain circumstances, to transfer credit risk to third parties, including credit insurance, financial guarantees, non-recourse borrowings, transfers of receivables recorded as true sales in accordance with accounting guidance or sales of equipment under operating lease. Adjusting for the mitigation actions, the investment grade content would increase by 15 points to 70 percent, an increase of 2 points year to year.

IBM Working Capital

	At June 30,	At December 31,
(Dollars in millions)	2018	2017
Current assets	$46,795	$49,735
Current liabilities	35,442	37,363
Working capital	$11,354	$12,373
Current ratio	1.32:1	1.33:1

Working capital decreased $1,019 million from the year-end 2017 position. The key changes are described below:

Current assets decreased $2,940 million ($1,930 million adjusted for currency) due to:

•                  A decline in receivables of $3,290 million ($2,797 million adjusted for currency) driven by declines in financing receivables of $1,915 million and trade receivables of $1,483 million; partially offset by

•                  An increase of $583 million ($633 million adjusted for currency) in prepaid expenses and other current assets primarily due to the reclassification of certain trade receivables due to the adoption of the new revenue standard.

Management Discussion – (continued)

Current liabilities decreased $1,921 million ($1,099 million adjusted for currency) as a result of:

•                  A decrease in taxes payable of $1,439 million ($1,369 million adjusted for currency) principally driven by the resolution in the first-quarter 2018 of certain matters related to the ongoing U.S. tax audit of the company’s 2013-2014 tax returns; and

•                  A decrease in accounts payable of $933 million ($859 million adjusted for currency) reflecting declines from typically higher year-end balances; partially offset by

•                  An increase in short-term debt of $659 million ($719 million adjusted for currency) primarily as a result of maturities of $3,601 million; partially offset by reclassifications of $3,774 million from long-term debt to reflect upcoming maturities.

Receivables and Allowances

Roll Forward of Total IBM Receivables Allowance for Credit Losses (included in Total IBM)

(Dollars in millions)
January 1, 2018	Additions *	Write-offs **	Other***	June 30, 2018
$668	$51	$(15)	$(18)	$687

*                      Additions for Allowance for Credit Losses are charged to expense.

**               Refer to note A, “Significant Accounting Policies,” in the company’s 2017 Annual Report on pages 92 and 93 for additional information regarding Allowance for Credit Loss write-offs.

***        Primarily represents translation adjustments.

The total IBM receivables provision coverage was 1.8 percent at June 30, 2018, an increase of 20 basis points compared to December 31, 2017. The majority of the write-offs during the six months ended June 30, 2018 related to Global Financing receivables, which had been previously reserved.

Global Financing Receivables and Allowances

The following table presents external Global Financing receivables excluding residual values, the allowance for credit losses and immaterial miscellaneous receivables.

	At June 30,	At December 31,
(Dollars in millions)	2018	2017
Recorded investment (1)	$28,289	$30,892
Specific allowance for credit losses	255	258
Unallocated allowance for credit losses	84	78
Total allowance for credit losses	339	336
Net financing receivables	$27,950	$30,556
Allowance for credit losses coverage	1.2%	1.1%

(1) Includes deferred initial direct costs which are eliminated in IBM’s consolidated results.

The percentage of Global Financing receivables reserved increased from 1.1 percent at December 31, 2017, to 1.2 percent at June 30, 2018. The increase was driven by the overall decline in gross receivables. Specific reserves decreased 1 percent from $258 million at December 31, 2017, to $255 million at June 30, 2018. Unallocated reserves increased 7 percent from $78 million at December 31, 2017, to $84 million at June 30, 2018.

Management Discussion – (continued)

Roll Forward of Global Financing Receivables Allowance for Credit Losses

(Dollars in millions)
January 1, 2018	Additions *	Write-offs **	Other ***	June 30, 2018
$336	$24	$(10)	$(10)	$339

*                      Additions for Allowance for Credit Losses are charged to expense.

**               Refer to note A, “Significant Accounting Policies,” in the company’s 2017 Annual Report on pages 92 and 93 for additional information regarding allowance for credit loss write-offs.

***        Primarily represents translation adjustments.

Global Financing’s bad debt expense was $20 million for the three months ended June 30, 2018, compared to $6 million for the same period in 2017 due to higher specific reserve requirements in 2018.

Global Financing’s bad debt expense was $24 million for the six months ended June 30, 3018 compared to $16 million for the same period in 2017, primarily as a result of the same factor.

Noncurrent Assets and Liabilities

	At June 30,	At December 31,
(Dollars in millions)	2018	2017
Noncurrent assets	$74,827	$75,621
Long-term debt	$37,851	$39,837
Noncurrent liabilities (excluding debt)	$29,681	$30,432

The decrease in noncurrent assets of $794 million (increase of $165 million adjusted for currency) was driven by:

•                  A decrease of $768 million in long-term financing receivables ($645 million adjusted for currency) reflecting seasonal reductions from higher year-end balances; and

•                  A decrease in intangibles and goodwill of $705 million ($365 million adjusted for currency) resulting from intangibles amortization and currency impacts; partially offset by

•                  An increase in retirement plan assets of $732 million ($811 million adjusted for currency) driven by the expected returns on plan assets, partially offset by interest costs.

Long-term debt decreased $1,986 million ($1,846 million adjusted for currency) primarily driven by:

•                  Reclassifications to short-term debt of $3,774 million to reflect upcoming maturities; partially offset by

•                  Issuances of $2,396 million.

Noncurrent liabilities (excluding debt) decreased $750 million ($122 million adjusted for currency) primarily driven by:

•                  A decrease in retirement and nonpension postretirement liabilities of $758 million driven by a currency impact of $308 million.

Debt

The company’s funding requirements are continually monitored and strategies are executed to manage the overall asset and liability profile. Additionally, the company maintains sufficient flexibility to access global funding sources as needed.

Management Discussion – (continued)

	At June 30,	At December 31,
(Dollars in millions)	2018	2017
Total company debt	$45,497	$46,824
Total Global Financing segment debt	$31,056	$31,434
Debt to support external clients	27,158	27,556
Debt to support internal clients	3,898	3,878
Non-Global Financing debt	$14,441	$15,390

Total debt of $45,497 million decreased $1,326 million from December 31, 2017, driven by debt maturities of $3,652 million; partially offset by new debt issuances of $2,535 million.

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

Non-Global Financing debt of $14,441 million was down $949 million from December 31, 2017 and down $2,186 million from June 30, 2017.

Global Financing debt-to-equity ratio

At June 30,	At December 31,
2018	2017
9.0x	9.0x

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

Global Financing provides financing predominantly for the company’s external client assets, as well as for assets under contract by other IBM units. As previously stated, the company measures Global Financing as a stand-alone entity, and accordingly, interest expense relating to debt supporting Global Financing’s external client and internal business is included in the “Global Financing Results of Operations” on page 70 and in note 7, “Segments,” on pages 36 and 37. In the company’s Consolidated Statement of Earnings, the external debt-related interest expense supporting Global Financing’s internal financing to the company is reclassified from cost of financing to interest expense.

Equity

Total equity increased by $923 million from December 31, 2017 primarily due to increases from net income ($4,083 million), an increase in retirement-related amounts ($1,121 million) and transition adjustments related to the adoption of the new revenue standard ($524 million); partially offset by decreases from dividends ($2,819 million) and an increase in treasury stock ($1,859 million) primarily due to share repurchases.

Cash Flow

The company’s cash flows from operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flows on page 7, are summarized in the following table. These amounts include the cash flows associated with the Global Financing business.

Management Discussion – (continued)

(Dollars in millions)
For the six months ended June 30:	2018	2017
Net cash provided by/(used in) continuing operations:
Operating activities	$6,896	$7,421
Investing activities	(2,399)	(1,365	)*
Financing activities	(5,428)	(2,743)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(344)	547
Net change in cash, cash equivalents and restricted cash	$(1,274)	$3,860	*

* Recast to reflect adoption of the FASB guidance on restricted cash.

Net cash provided by operating activities decreased $525 million as compared to the first six months of 2017 driven by the following key factors:

•                  An increase in cash income tax payments of $710 million; and

•                  A decrease in cash provided by financing receivables of $432 million; partially offset by

•                  Working capital improvements of $507 million.

Net cash used in investing activities increased $1,033 million driven by:

•                  An increase in net non-operating financing receivables of $394 million;

•                  An increase in cash used for net capital expenditures of $329 million; and

•                  An increase from net purchases of marketable securities and other investments of $327 million.

Net cash used in financing activities increased $2,685 million driven by the following factors:

•                  An increase in net cash used in debt transactions of $3,506 million primarily driven by lower net debt issuances; partially offset by

•                  A decrease in cash used for gross common share repurchases of $959 million.

Looking Forward

The company’s strategies, investments and actions are all made with an objective of optimizing long-term performance. A long-term perspective ensures that the company is well-positioned to take advantage of the major shifts in technology, business and the global economy.

As part of its strategic model, the company expects to continue to allocate capital efficiently and effectively to investments, and to return value to shareholders through a combination of dividends and share repurchases. Over the long term, in consideration of the opportunities it will continue to develop, the company expects to have the ability to generate low single-digit revenue growth, and with a higher-value business mix, mid single-digit profit growth, high single-digit operating (non-GAAP) earnings per share growth, with free cash flow realization of GAAP net income over 90 percent.

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

The company’s results in the second quarter and first six months of 2018 reflect the work that has been done to reposition the business through investment, shifting skills and reallocating capital. These shifts reflect the company’s vision of what clients value in a rapidly re-ordering IT industry, driven by cloud, data and AI. In the second quarter, the company delivered revenue growth, as reported and adjusted for currency, pre-tax income growth (GAAP and operating (non-GAAP))

Management Discussion – (continued)

and earnings per share growth. The company expects typical seasonality for the third quarter with respect to sequential revenue performance and year-to-date earnings per share attainment. Since April 2018 expectations, currency markets experienced significant volatility and the company now expects currency to be a 1 point tailwind for full-year 2018 revenue growth, which includes a 1 to 2 point headwind in the second half of the year. Even with this change, the company continues to expect full-year revenue growth at mid-July spot rates, and the company’s expectations of pre-tax profit remain unchanged.

Consistent with the long-term model, the company also expects, over the course of 2018, to continue to acquire key capabilities, remix skills, invest in areas of growth and return value to shareholders. A high level of investment is important as the company continues to build its capabilities in AI, cloud, security and blockchain, among others. The actions taken in the first-quarter 2018 to reposition the business are aligned with this strategy. While there was some benefit in the second quarter, the majority of the benefit from first-quarter workforce rebalancing actions is expected in the second-half 2018. In the second half of 2018, the company will continue to invest in Cloud but will also continue to realize scale efficiencies partially driven by as-a-Service revenue. The company continues to expect expansion of total services margins in the second half.

Overall, the company expects GAAP earnings per share from continuing operations for 2018 to be at least $11.60; excluding acquisition-related charges of $0.78 per share, non-operating retirement-related items of $1.32 per share and U.S. tax reform related one-time charges of $0.10 per share, operating (non-GAAP) earnings per share is expected to be at least $13.80.

Free cash flow realization, which is defined as free cash flow to income from continuing operations (GAAP), is expected to be over 100%. The company continues to expect free cash flow to be approximately $12 billion in 2018. Free cash flow expectations for the year include a year-to-year headwind from strong receivables performance in 2017, a year-to-year headwind from cash tax payments, which has been fully realized by the end of the second quarter, and a full year expected increase in capital expenditures.

For 2018, the company expects the GAAP tax rate to be approximately 2 points lower than the operating (non-GAAP) tax rate expectation. The company expects its operating (non-GAAP) tax rate for 2018 to be 16 percent, plus or minus 2 points (excluding discrete items), which is a headwind year to year. The tax rates reflect U.S. tax reform, which includes a lower U.S. corporate tax rate, offset by the broader tax base and reduced foreign tax credit utilization. The rate will change year to year based on discrete tax events, such as the settlement of income tax audits and changes in tax laws, as well as recurring factors including the geographic mix of income before taxes, state and local taxes and the effects of various global income tax strategies. The GAAP tax rate could also be affected by any change to the net provisional charge recorded by the company for U.S. tax reform enactment.

The company expects 2018 pre-tax retirement-related plan cost to be approximately $3.1 billion, an increase of approximately $200 million compared to 2017. This estimate reflects current pension plan assumptions at December 31, 2017. Consistent with the new FASB guidance for the presentation of net periodic pension and postretirement benefit costs, within total retirement-related plan cost, operating retirement-related plan cost is expected to be approximately $1.5 billion, approximately flat versus 2017. Non-operating retirement-related plan cost is expected to be approximately $1.6 billion, an increase of approximately $200 million compared to 2017, driven by lower income from expected return on assets and a year-to-year impact due to the pension obligation adjustment resulting from the successful resolution of the UK pension litigation matter in 2017. Contributions for all retirement-related plans are expected to be approximately $2.4 billion in 2018, approximately flat compared to 2017.

Currency Rate Fluctuations

Changes in the relative values of non-U.S. currencies to the U.S. dollar (USD) affect the company’s financial results and financial position. At June 30, 2018, currency changes resulted in assets and liabilities denominated in local currencies being translated into fewer dollars than at year-end 2017. The company uses financial hedging instruments to limit specific currency risks related to financing transactions and other foreign currency-based transactions.

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

Management Discussion – (continued)

currency hedging programs for cash management purposes which temporarily mitigate, but do not eliminate, the volatility of currency impacts on the company’s financial results.

The company translates revenue, cost and expense in its non-U.S. operations at current exchange rates in the reported period. References to “adjusted for currency” or “constant currency” reflect adjustments based upon a simple mathematical formula. However, this constant currency methodology that the company utilizes to disclose this information does not incorporate any operational actions that management could take to mitigate fluctuating currency rates. Currency movements impacted the company’s year-to-year revenue and earnings per share growth in the first six months of 2018. Based on the currency rate movements in the first six months of 2018, total revenue increased 4.4 percent as reported and 0.8 percent at constant currency versus the first six months of 2017. On an income from continuing operations before income tax basis, these translation impacts offset by the net impact of hedging activities resulted in a theoretical maximum (assuming no pricing or sourcing actions) increase of approximately $175 million in the first six months of 2018 on an as-reported basis and an increase of approximately $200 million on an operating (non-GAAP) basis. The same mathematical exercise resulted in no impact as reported and a decrease of approximately $10 million in the first six months of 2017 on an operating (non-GAAP) basis. The company views these amounts as a theoretical maximum impact to its as-reported financial results. Considering the operational responses mentioned above, movements of exchange rates, and the nature and timing of hedging instruments, it is difficult to predict future currency impacts on any particular period, but the company believes it could be substantially less than the theoretical maximum given the competitive pressure in the marketplace.

For non-U.S. subsidiaries and branches that operate in U.S. dollars or whose economic environment is highly inflationary, translation adjustments are reflected in results of operations. Generally, the company manages currency risk in these entities by linking prices and contracts to U.S. dollars.

In the recent months there have been reported economic events impacting the Argentinean economy, such as significant depreciation of the Argentine peso, increases in interest rates and the Argentine government requesting financial assistance from the International Monetary Fund. The three-year cumulative inflation rates, using a combination of monthly indices, exceeds the 100% threshold for hyperinflation. As a result, effective July 1, 2018, the company changed the functional currency from local currency to U.S. dollar functional for Argentina. The impact from the change is not expected to be material given the size of the company’s operations in the country (less than 1 percent of total 2017 revenue).

Liquidity and Capital Resources

In the company’s 2017 Annual Report, on pages 67 to 70, there is a discussion of the company’s liquidity including two tables that present five years of data. The table presented on page 67 includes net cash from operating activities, cash and marketable securities and the size of the company’s global credit facilities for each of the past five years. For the six months ended, or as of, as applicable, June 30, 2018, those amounts are $6.9 billion for net cash from operating activities, $11.9 billion of cash, restricted cash and marketable securities and $15.3 billion in global credit facilities, respectively.

The major rating agencies’ ratings on the company’s debt securities at June 30, 2018 appear in the table below. The ratings remain unchanged from December 31, 2017. The company does not have “ratings trigger” provisions in its debt covenants or documentation, which would allow the holders to declare an event of default and seek to accelerate payments thereunder in the event of a change in credit rating. The company’s contractual agreements governing derivative instruments contain standard market clauses which can trigger the termination of the agreement if the company’s credit rating were to fall below investment grade. At June 30, 2018, the fair value of those instruments that were in a liability position was $256 million, before any applicable netting, and this position is subject to fluctuations in fair value period to period based on the level of the company’s outstanding instruments and market conditions. The company has no other contractual arrangements that, in the event of a change in credit rating, would result in a material adverse effect on its financial position or liquidity.

	STANDARD	MOODY’S
	AND	INVESTORS	FITCH
IBM and IBM Credit LLC ratings:	POOR’S	SERVICE	RATINGS
Senior long-term debt	A+	A1	A+
Commercial paper	A-1	Prime-1	F1

The company prepares its Consolidated Statement of Cash Flows in accordance with applicable accounting standards for cash flow presentation on page 7 of this Form 10-Q and highlights causes and events underlying sources and uses of cash in that format on page 84. For the purpose of running its business, the company manages, monitors and analyzes cash flows in a different manner.

Management Discussion – (continued)

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

The following is management’s view of cash flows for the first six months of 2018 and 2017 prepared in a manner consistent with the description above.

(Dollars in millions)
For the six months ended June 30:	2018	2017
Net cash from operating activities per GAAP	$6,896	$7,421
Less: change in Global Financing receivables	1,778	2,210
Net cash from operating activities, excluding Global Financing receivables	$5,118	$5,211
Capital expenditures, net	(1,897)	(1,567)
Free cash flow (FCF)	$3,221	$3,644
Acquisitions	(122)	(169)
Divestitures	—	29
Share repurchase	(1,767)	(2,725)
Common stock repurchases for tax withholdings	(143)	(147)
Dividends	(2,819)	(2,724)
Non-Global Financing debt	(611)	2,363
Other (includes Global Financing net receivables and Global Financing debt)	1,325	3,486 *
Change in cash, cash equivalents, restricted cash and short-term marketable securities	$(916)	$3,758 *

* Recast to reflect adoption of the FASB guidance on restricted cash.

In the first six months of 2018, the company generated free cash flow of $3.2 billion, a decrease of $0.4 billion versus the prior year driven by higher cash taxes and higher capital expenditures, partially offset by working capital performance. Net capital expenditures of $1.9 billion increased $0.3 billion year to year reflecting increased investments to build out global cloud datacenters. In the first six months of 2018, the company continued to focus its cash utilization on returning value to shareholders including $2.8 billion in dividends and $1.8 billion in gross common stock repurchases (11.7 million shares).

Events that could temporarily change the historical cash flow dynamics discussed previously and in the company’s 2017 Annual Report include significant changes in operating results, material changes in geographic sources of cash, unexpected adverse impacts from litigation, future pension funding requirements during periods of severe downturn in the capital markets or the timing of tax payments. Whether any litigation has such an adverse impact will depend on a number of variables, which are more completely described in note 13, “Contingencies,” in this Form 10-Q. With respect to pension funding, the company expects to make legally mandated pension plan contributions to certain non-U.S. defined benefit plans of approximately $400 million in 2018. Contributions related to all retirement-related plans are expected to be approximately $2.4 billion in 2018. Financial market performance could increase the legally mandated minimum contributions in certain non-U.S. countries that require more frequent remeasurement of the funded status. The company is not quantifying any further impact from pension funding because it is not possible to predict future movements in the capital markets or pension plan funding regulations.

In 2018, the company is not legally required to make any contributions to the U.S. defined benefit plans.

The company’s U.S. cash flows continue to be sufficient to fund its current domestic operations and obligations, including investing and financing activities such as dividends and debt service. The company’s U.S. operations generate

Management Discussion – (continued)

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

Global Financing Return on Equity Calculation

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in millions)	2018	2017	2018	2017
Numerator
Global Financing after-tax income*	$272	$208	$556	$427
Annualized after-tax income (a)	$1,089	$831	$1,113	$854
Denominator
Average Global Financing equity (b)**	$3,486	$3,198	$3,485	$3,403
Global Financing return on equity (a)/(b)	31.2%	26.0%	31.9%	25.1%

*   Calculated based upon an estimated tax rate principally based on Global Financing’s geographic mix of earnings as IBM’s provision for income taxes is determined on a consolidated basis.

** Average of the ending equity for Global Financing for the last 2 quarters and 3 quarters, for the three months ended June 30, and for the six months ended June 30, respectively.

Management Discussion – (continued)

GAAP Reconciliation

The tables below provide a reconciliation of the company’s income statement results as reported under GAAP to its operating earnings presentation which is a non-GAAP measure. The company’s calculation of operating (non-GAAP) earnings, as presented, may differ from similarly titled measures reported by other companies. Refer to the “Operating (non-GAAP) Earnings” section on page 56 for the company’s rationale for presenting operating earnings information.

		Acquisition-		Retirement-		Tax Reform
(Dollars in millions except per share amounts)		Related		Related		One-Time		Operating
For the three months ended June 30, 2018:	GAAP	Adjustments		Adjustments		Impact**		(non-GAAP)
Gross profit	$9,199	$94		$—		$—		$9,292
Gross profit margin	46.0%	0.5	pts.	—	pts.	—	pts.	46.5%
S,G&A	$4,857	$(110)		$—		$—		$4,746
R,D&E	1,364	—		—		—		1,364
Other (income) and expense	280	—		(394)		—		(115)
Total expense and other (income)	6,423	(110)		(394)		—		5,918
Pre-tax income from continuing operations	2,776	204		394		—		3,374
Pre-tax margin from continuing operations	13.9%	1.0	pts.	2.0	pts.	—	pts.	16.9%
Provision for income taxes*	$373	$44		$109		$14		$540
Effective tax rate	13.5%	0.5	pts.	1.6	pts.	0.4	pts.	16.0%
Income from continuing operations	$2,402	$160		$286		$(14)		$2,834
Income margin from continuing operations	12.0%	0.8	pts.	1.4	pts.	(0.1	)pts.	14.2%
Diluted earnings per share from continuing operations	$2.61	$0.17		$0.31		$(0.01)		$3.08

*            The tax impact on operating (non-GAAP) pre-tax income from continuing operations is calculated under the same accounting principles applied to the GAAP pre-tax income which employs an annual effective tax rate method to the results.

**     Operating (non-GAAP) earnings excludes an impact associated with the enactment of U.S. tax reform due to its unique non-recurring nature.

(Dollars in millions except per share amounts)		Acquisition-Related		Retirement-Related		Operating
For the three months ended June 30, 2017:	GAAP**	Adjustments		Adjustments**		(non-GAAP)**
Gross profit	$8,968	$117		$—		$9,085
Gross profit margin	46.5%	0.6	pts.	—	pts.	47.1%
S,G&A	$5,033	$(129)		$—		$4,904
R,D&E	1,436	—		—		1,436
Other (income) and expense	273	(4)		(349)		(80)
Total expense and other (income)	6,525	(133)		(349)		6,043
Pre-tax income from continuing operations	2,443	250		349		3,042
Pre-tax margin from continuing operations	12.7%	1.3	pts.	1.8	pts.	15.8%
Provision for income taxes*	$111	$66		$105		$282
Effective tax rate	4.5%	1.8	pts.	2.9	pts.	9.3%
Income from continuing operations	$2,332	$183		$244		$2,760
Income margin from continuing operations	12.1%	1.0	pts.	1.3	pts.	14.3%
Diluted earnings per share from continuing operations	$2.48	$0.20		$0.26		$2.94

*            The tax impact on operating (non-GAAP) pre-tax income from continuing operations is calculated under the same accounting principles applied to the GAAP pre-tax income which employs an annual effective tax rate method to the results.

**     Recast to reflect adoption of the FASB guidance on presentation of net periodic pension and nonpension postretirement benefit costs.

Management Discussion – (continued)

		Acquisition-		Retirement-		Tax Reform
(Dollars in millions except per share amounts)		Related		Related		One-Time		Operating
For the six months ended June 30, 2018:	GAAP	Adjustments		Adjustments		Impact **		(non-GAAP)
Gross profit	$17,445	$187		$—		$—		$17,633
Gross profit margin	44.6%	0.5	pts.	—	pts.	—	pts.	45.1%
S,G&A	$10,302	$(220)		$—		$—		$10,082
R,D&E	2,769	—		—		—		2,769
Other (income) and expense	692	—		(796)		—		(104)
Total expense and other (income)	13,534	(220)		(796)		—		12,518
Pre-tax income from continuing operations	3,911	407		796		—		5,114
Pre-tax margin from continuing operations	10.0%	1.0	pts.	2.0	pts.	—	pts.	13.1%
Provision for/(benefit from) income taxes*	$(166)	$83		$185		$(93)		$8
Effective tax rate	(4.3)%	2.0	pts.	4.3	pts.	(1.8	)pts.	0.2%
Income from continuing operations	$4,078	$324		$611		$93		$5,106
Income margin from continuing operations	10.4%	0.8	pts.	1.6	pts.	0.2	pts.	13.1%
Diluted earnings per share from continuing operations	$4.42	$0.35		$0.66		$0.10		$5.53

*            The tax impact on operating (non-GAAP) pre-tax income from continuing operations is calculated under the same accounting principles applied to the GAAP pre-tax income which employs an annual effective tax rate method to the results.

**     Operating (non-GAAP) earnings excludes an impact associated with the enactment of U.S. tax reform due to its unique non-recurring nature.

(Dollars in millions except per share amounts)		Acquisition-Related		Retirement-Related		Operating
For the six months ended June 30, 2017:	GAAP**	Adjustments		Adjustments**		(non-GAAP)**
Gross profit	$16,912	$236		$—		$17,148
Gross profit margin	45.2%	0.6	pts.	—	pts.	45.8%
S,G&A	$10,060	$(269)		$—		$9,791
R,D&E	2,921	—		—		2,921
Other (income) and expense	592	(7)		(696)		(111)
Total expense and other (income)	13,046	(276)		(696)		12,074
Pre-tax income from continuing operations	3,867	512		696		5,074
Pre-tax margin from continuing operations	10.3%	1.4	pts.	1.9	pts.	13.6%
Provision for/(benefit from) income taxes*	$(218)	$134		$175		$90
Effective tax rate	(5.6)%	3.2	pts.	4.2	pts.	1.8%
Income from continuing operations	$4,085	$378		$521		$4,984
Income margin from continuing operations	10.9%	1.0	pts.	1.4	pts.	13.3%
Diluted earnings per share from continuing operations	$4.32	$0.40		$0.56		$5.28

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

Part II — Other Information

Item 1.  Legal Proceedings

Refer to note 13, “Contingencies,” on pages 48 to 50 of this Form 10-Q.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Repurchases of Equity Securities

The following table provides information relating to the company’s repurchase of common stock for the second quarter of 2018.

			Total Number	Approximate
			of Shares	Dollar Value
			Purchased as	of Shares that
	Total Number	Average	Part of Publicly	May Yet Be
	of Shares	Price Paid	Announced	Purchased Under
Period	Purchased	per Share	Program	The Program*
April 1, 2018 - April 30, 2018	2,352,975	$150.00	2,352,975	$2,652,568,611

May 1, 2018 - May 31, 2018	2,858,275	$143.75	2,858,275	$2,241,684,223

June 1, 2018 - June 30, 2018	1,514,039	$143.04	1,514,039	$2,025,116,664

Total	6,725,289	$145.78	6,725,289

* On October 31, 2017, the Board of Directors authorized $3.0 billion in funds for use in the company’s common stock repurchase program. The company stated that it would repurchase shares on the open market or in private transactions depending on market conditions. The common stock repurchase program does not have an expiration date. This table does not include shares tendered to satisfy the exercise price in connection with cashless exercises of employee stock options or shares tendered to satisfy tax withholding obligations in connection with employee equity awards.

Item 5. Other Information

On July 25, 2018, Erich Clementi, Senior Vice President, IBM Global Integrated Accounts, decided to retire from the Company at the end of 2018 at age 60, after a 34 year career with IBM.

Item 6. Exhibits

Exhibit Number

10.1

Forms of LTTP equity award agreements for (i) stock options, restricted stock, restricted stock units, cash-settled restricted stock units, SARS, (ii) performance share units and (iii) retention restricted stock unit awards as well as the Terms and Conditions of LTPP Equity Awards, effective August 15, 2018, in connection with the foregoing award agreements.

11	Statement re: computation of per share earnings.

The statement re: computation of per share earnings is note 16, “Earnings Per Share of Common Stock,” in this Form 10-Q.

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

International Business Machines Corporation
(Registrant)

Date:	July 31, 2018
		By:	/s/ Robert F. Del Bene
Robert F. Del Bene
Vice President and Controller