Form 10-K
period 2018-12-31
INTERNATIONAL BUSINESS MACHINES CORP
filed 2019-02-26
CIK 51143

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
ANNUAL REPORT
pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934
FOR THE YEAR ENDED DECEMBER 31, 2018

1-2360
(Commission file number)

INTERNATIONAL BUSINESS MACHINES CORPORATION
(Exact name of registrant as specified in its charter)

NEW YORK (State of Incorporation)	13-0871985 (IRS Employer Identification Number)
ARMONK, NEW YORK (Address of principal executive offices)	10504 (Zip Code)

914-499-1900
(Registrant's telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Voting shares outstanding at February 8, 2019	Name of each exchange on which registered
Capital stock, par value $.20 per share	889,866,256	New York Stock Exchange
Chicago Stock Exchange
1.375% Notes due 2019		New York Stock Exchange
2.750% Notes due 2020		New York Stock Exchange
1.875% Notes due 2020		New York Stock Exchange
0.500% Notes due 2021		New York Stock Exchange
2.625% Notes due 2022		New York Stock Exchange
1.25% Notes due 2023		New York Stock Exchange
0.375% Notes due 2023		New York Stock Exchange
1.125% Notes due 2024		New York Stock Exchange
2.875% Notes due 2025		New York Stock Exchange
0.950% Notes due 2025		New York Stock Exchange
0.875% Notes due 2025		New York Stock Exchange
0.300% Notes due 2026		New York Stock Exchange
1.250% Notes due 2027		New York Stock Exchange
1.750% Notes due 2028		New York Stock Exchange
1.500% Notes due 2029		New York Stock Exchange
1.750% Notes due 2031		New York Stock Exchange
8.375% Debentures due 2019		New York Stock Exchange
7.00% Debentures due 2025		New York Stock Exchange
6.22% Debentures due 2027		New York Stock Exchange
6.50% Debentures due 2028		New York Stock Exchange
7.00% Debentures due 2045		New York Stock Exchange
7.125% Debentures due 2096		New York Stock Exchange

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

          The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the registrant's most recently completed second fiscal quarter was $127.5 billion.

Documents incorporated by reference:

          Portions of IBM's Annual Report to Stockholders for the year ended December 31, 2018 are incorporated by reference into Parts I, II and IV of this Form 10-K.

          Portions of IBM's definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held April 30, 2019 are incorporated by reference into Part III of this Form 10-K.

 PART I

Item 1. Business:

        International Business Machines Corporation (IBM or the company) was incorporated in the State of New York on June 16, 1911, as the Computing-Tabulating-Recording Co. (C-T-R), a consolidation of the Computing Scale Co. of America, the Tabulating Machine Co. and The International Time Recording Co. of New York. Since that time, IBM has focused on the intersection of business insight and technological innovation, and its operations and aims have been international in nature. This was signaled over 90 years ago, in 1924, when C-T-R changed its name to International Business Machines Corporation. And it continues today—the company creates value for clients by providing integrated solutions and products that leverage: data, information technology, deep expertise in industries and business processes, with trust and security and a broad ecosystem of partners and alliances. IBM solutions typically create value by enabling new capabilities for clients that transform their businesses and help them engage with their customers and employees in new ways. These solutions draw from an industry-leading portfolio of consulting and IT implementation services, cloud, digital and cognitive offerings, and enterprise systems and software which are all bolstered by one of the world's leading research organizations.

IBM Strategy

        IBM's strategy is wholly focused on the needs of its clients. IBM is a technology company, but first and foremost it is an enterprise company. IBM serves enterprises of all sizes, and IBM's longest-standing clients are leaders in their industries—the world's leading financial services institutions, airlines, manufacturers, consumer goods and retail companies. IBM's mission is to help its clients transform their companies and lead in their industries.

        One of the biggest priorities for IBM clients is to derive competitive advantage through insights and the latest digital technologies. Better insight about the wants and needs of their customers will help them distinguish themselves in the marketplace. Data-driven insight will also influence how they design and produce their own products, as well as help them identify opportunities in new markets.

        However, most companies are harnessing only a small percent of the valuable data they collect. As IBM clients embark on the next chapter of their digital journey, the proper collection, use, safeguarding and management of data is of paramount importance. Choosing the right digital technologies to analyze the data is also necessary.

        IBM helps clients harness the power of their data through technologies like AI, analytics and blockchain; on a hybrid cloud that connects data across traditional and new environments; with services that put a client's data and insight to use in and for their business. Underpinning all of this, IBM safeguards client data with world-class technologies and approaches to security.

        By reinventing themselves digitally around insight, clients become what IBM calls Cognitive Enterprises.

What IBM Brings to Clients

        Businesses are choosing IBM because they want to partner with a company that can uniquely integrate three core capabilities:

  1.
  They want the most innovative technology, like AI, blockchain, cybersecurity and quantum delivered in a hybrid cloud environment.

  2.
  They want industry expertise—from a partner that deeply understands their industry and can apply innovation to their business processes to drive transformation and competitive advantage.

  3.
  And, finally, they want a total commitment to trust and security. Clients want to partner with a company that will protect their valuable data and insights, and one that develops and deploys new innovations with a commitment to do so responsibly.

        IBM is unique in that it can integrate all three core capabilities for clients.

Innovative Technology

        IBM has a long history of bringing innovative technology to the world. For 26 years, IBM has led the world in U.S. patents; six IBMers are Nobel Laureates; and IBM engineers have developed innumerable first-of-its-kind products and services. Current examples of IBM's innovative technology include:

  •
  Analytics and AI: IBM's long-standing leadership in managing and extracting insights from data starts with a portfolio of analytics and database offerings. A few years ago, IBM brought AI into the mainstream with the Watson platform, which to date has been the foundation of many Enterprise AI implementations in production. Recently, IBM augmented its Watson platform with a set of AI tools that enable clients to trace the origins of the data their AI models use, explain what is behind their recommendations and ensure that bias has not crept into results. These innovations are making AI more consumable by everyday users—not just data scientists.

  •
  Security: Businesses built around data require an unparalleled level of data security. IBM is the leader in information security for enterprises—with leadership in both security software and services. Security is embedded inside all of IBM's products and services. For example, IBM Z offers pervasive security by building data encryption directly in its computing processor. In addition, IBM's Services businesses are world class in embedding security into the solutions they build and run for IBM clients.

  •
  Blockchain is an exciting technology that is just beginning to transform business processes. IBM's platform has been rated number one by leading analyst firms such as Juniper Research and Everest Group. Blockchain technology enables multiple parties to conduct business with each other on a single, unified distributed system, eliminating the costly and time-consuming hand-offs of fragmented systems. IBM is deploying blockchain technology with clients to transform how global trade is transacted, how food safety is tracked and how supply chains are managed.

  •
  Cloud: Enterprise clients are in the very early stages of the move to cloud. IBM estimates that only 20 percent of workloads have moved to the cloud—with work ahead for the remaining 80 percent. The first part was to move business workloads that exist as a layer over core processes. The hard part is ahead: moving the mission-critical systems that run banking, retail, telecom and other industries. Some of these workloads will remain in traditional IT systems, some will move to a private cloud inside the safety of a client's firewall, others will move to public clouds, and some will surge between all of these. Wherever a workload may reside, it will need to share its data across environments. All of this requires an approach that is open, highly interoperable between environments, and even interoperable between different public clouds. This is what IBM has long called hybrid cloud—and this describes the solution for the 80 percent of the workloads that is to come. With in-depth experience across all three environments, IBM brings the strongest hybrid cloud solution to the market for enterprises—which will be strengthened through the acquisition of Red Hat, Inc. (Red Hat).

Industry Expertise

        Changing a business requires in-depth understanding of how a business works and how technology can make it work differently.

        IBM brings both industry expertise and innovative technology to clients through the IBM services and products businesses. This combination makes IBM unique and essential.

        A few examples of this capability are highlighted below:

  •
  Global Business Services: the IBM GBS business is one of the world's largest professional services businesses. Its mission is to help clients along the journey to becoming a Cognitive Enterprise.

  •
  Global Technology Services: the IBM GTS business runs some of the world's largest data centers—and thereby some of the world's most mission-critical workflows and franchises. GTS helps clients along their journey to the hybrid cloud—leveraging the best of their existing systems in the context of the regulatory, security and workflow of their industry.

  •
  Industry and Domain-Specific Solutions: augmenting IBM's services businesses are software and solutions designed for specific industries and domains. For example:

    Health: IBM has become a leader in applying advanced digital technologies to healthcare, including the application of AI and data analytics to the diagnosis and treatment of patients, bringing smart decisions to Health Care payers, and helping Life Sciences companies develop innovative products and services.

    Financial Services: IBM is a leading provider in the Financial Services industry; with IBM's Promontory Financial Group, a leading advisor in Financial Regulation and Compliance, IBM offers an advanced set of solutions for managing Risk and Compliance, a critical workflow in the Financial Services industry.

Trust and Security

        Data and AI—together, they are both the opportunity and the issue of current times. They can make the world a better, healthier and more productive place; but only if businesses and consumers trust the companies putting data and AI to work.

        IBM is a 107-year old business—and the reason it has been successful for so long is because it has earned the trust of its clients. IBM has not only followed guidelines around the responsible handling of data and the stewardship of new technology, but created them, published them, and invited others to adopt similar commitments. IBM's principles make clear that:

  •
  The purpose of new technologies is to augment—not replace—human expertise;

  •
  Data and insights derived from AI belong to their owners and creators (not their IT partners); and,

  •
  New technologies must be transparent and explainable.

        There are many companies in the IT industry who bring technology products to the marketplace. Many bring technology services to the marketplace. A few companies do both, but no one can do it as well as IBM when it comes to meeting the needs of clients. By bringing together technology and workflow, combining it with industry expertise, innovation and deployment, IBM helps clients and industries truly transform themselves.

        This is what truly sets IBM apart.

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

        The business model is dynamic, adapting to the continuously changing industry and economic environment, including the company's transformation into cloud and as-a-Service delivery models. The company continues to strengthen its position through strategic organic investments and acquisitions in higher-value areas, broadening its industry expertise and integrating AI into more of what the company offers. In addition, the company is transforming into a more agile enterprise to drive innovation and speed, as well as helping to drive productivity, which supports investments for participation in markets with significant long-term opportunity. The company also regularly evaluates its portfolio and proactively maximizes shareholder value of non-strategic assets by bringing products to end of life, engaging in IP partnerships or executing divestitures.

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

        Cognitive Solutions comprises a broad portfolio of primarily software capabilities that help IBM's clients to identify actionable new insights and inform decision-making for competitive advantage. Leveraging IBM's research, technology and industry expertise, this business delivers a full spectrum of capabilities, from descriptive, predictive and prescriptive analytics to artificial intelligence. Cognitive Solutions includes Watson, the first enterprise AI platform that specializes in driving value and knowledge from the 80 percent of the world's data that sits behind company firewalls. It enables businesses to reimagine their workflows across a variety of industries and professions and gives organizations complete control of their insights, data, training and IP.

        Additionally, Cognitive Solutions includes the new Watson OpenScale technology—a first of a kind, open technology platform that addresses key challenges of AI adoption. It enables companies to manage AI transparently throughout the full AI lifecycle, irrespective of where their AI applications were built or in which environment they currently run.

        IBM's solutions are provided through the most contemporary delivery methods including through cloud environments and "as-a-Service" models. Cognitive Solutions consists of Solutions Software and Transaction Processing Software.

Cognitive Solutions Capabilities

        Solutions Software: provides the basis for many of the company's strategic areas. IBM has established the world's deepest portfolio of enterprise AI, including analytics and data management platforms, cloud data services, talent management solutions, and solutions tailored by industry. Watson Platform, Watson Health and Watson Internet of Things (IoT) are certain capabilities included in Solutions Software. IBM's world-class security platform weaves in AI to deliver integrated security intelligence across clients' entire operations, including their cloud, applications, networks and data, helping them to prevent, detect and remediate potential threats.

        Transaction Processing Software: includes software that primarily runs mission-critical systems in industries such as banking, airlines and retail.

        Global Business Services (GBS) provides clients with consulting, application management and business process services. These professional services deliver value and innovation to clients through solutions which leverage industry, technology and business strategy and process expertise. GBS is the digital reinvention partner for IBM clients, combining industry knowledge, functional expertise, and applications with the power of business design and cognitive and cloud technologies. The full portfolio of GBS services is backed by its globally integrated delivery network and integration with technologies, solutions and services from IBM units including IBM Watson, IBM Cloud, IBM Research, and Global Technology Services.

        In 2018, focused on digital reinvention, GBS assisted clients on their journeys to becoming Cognitive Enterprises, helping them engage their customers with new digital value propositions, transform workflows using AI, and build hybrid, open cloud infrastructures. This was delivered by the operating model rolled out in 2017—Digital Strategy and iX, Cognitive Process Transformation and Cloud Application Innovation, cross industry and globally.

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

        Global Process Services (GPS): delivers finance, procurement, talent and engagement, and industry-specific business process outsourcing services. These services deliver improved business results to clients through a consult-to-operate model which includes the strategic change and/or operation of the client's processes, applications and infrastructure. GBS is redefining process services for both growth and efficiency through the application of the power of cognitive technologies like Watson, as well as the IoT, blockchain and deep analytics.

        Technology Services & Cloud Platforms (TS&CP) provides comprehensive IT infrastructure and platform services that create business value for clients. Clients gain access to leading-edge, high-quality services, flexibility and economic value. This is enabled through leverage of insights drawn from IBM's decades of experience across thousands of engagements, the skills of practitioners, advanced technologies, applied innovation from IBM Research and global scale.

TS&CP Capabilities

        Infrastructure Services: delivers a portfolio of project services, managed and outsourcing services and cloud-delivered services focused on clients' enterprise IT infrastructure environments to enable digital transformation and deliver improved quality, flexibility and economic value. The portfolio includes a comprehensive set of hybrid cloud services and solutions to assist enterprise clients in building and running contemporary IT environments. These offerings integrate long-standing expertise in service management and technology with the ability to utilize the power of new technologies, drawn from across IBM's businesses and ecosystem partners. The portfolio is built using the IBM Services Platform with Watson, designed to augment human intelligence with cognitive technologies, and addresses hybrid cloud, digital workplace, business resiliency, network, managed applications, cloud and security. The company's capabilities, including IBM Cloud, cognitive computing and hybrid cloud implementation, provide high-performance, end-to-end innovation and an improved ability for clients to achieve business objectives.

        Technical Support Services: delivers comprehensive support services to maintain and improve the availability of clients' IT infrastructures. These offerings include maintenance for IBM products and other technology platforms, as well as open source and vendor software and solution support, drawing on innovative technologies and leveraging the IBM Services Platform with Watson capabilities.

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

        Systems provides clients with innovative infrastructure platforms to help meet the new requirements of hybrid cloud and enterprise AI workloads. More than one-third of Systems Hardware's server and storage sales transactions are through the company's business partners, with the balance direct to end-user clients. IBM Systems also designs advanced semiconductor and systems technology in collaboration with IBM Research, primarily for use in the company's systems.

Systems Capabilities

        Systems Hardware: includes IBM's servers: IBM Z, Power Systems and Storage Systems.

        Servers: a range of high-performance systems designed to address computing capacity, security and performance needs of businesses, hyperscale cloud service providers and scientific computing organizations. The portfolio includes IBM Z, a trusted enterprise platform for integrating data, transactions and insight, and Power Systems, a system designed from the ground up for big data and enterprise AI, optimized for hybrid cloud and Linux, and delivering open innovation with OpenPOWER.

        Storage Systems: data storage products and solutions that allow clients to retain and manage rapidly growing, complex volumes of digital information and to fuel data-centric cognitive applications. These solutions address critical client requirements for information retention and archiving, security, compliance and storage optimization including data deduplication, availability and virtualization. The portfolio consists of a broad range of flash storage, disk and tape storage solutions.

        Operating Systems Software: IBM Z operating system environments include z/OS, a security-rich, high-performance enterprise operating system, as well as Linux. Power Systems offers a choice of AIX, IBM i or Linux operating systems. These operating systems leverage POWER architecture to deliver secure, reliable and high performing enterprise-class workloads across a breadth of server offerings.

        Global Financing encompasses two primary businesses: financing, primarily conducted through IBM Credit LLC (IBM Credit), and remanufacturing and remarketing. IBM Credit is a wholly owned subsidiary of IBM that accesses the capital markets directly. IBM Credit, through its financing solutions, facilitates IBM clients' acquisition of information technology systems, software and services in the areas where the company has expertise. The financing arrangements are predominantly for products or services that are critical to the end users' business operations. The company conducts a comprehensive credit evaluation of its clients prior to extending financing. As a captive financier, Global Financing has the benefit of both deep knowledge of its client base and a clear insight into the products and services financed. These factors allow the business to effectively manage two of the major risks associated with financing, credit and residual value, while generating strong returns on equity. Global Financing also maintains a long-term partnership with the company's clients through various stages of the IT asset life cycle—from initial purchase and technology upgrades to asset disposition decisions.

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

        Commercial Financing: short-term working capital financing to suppliers, distributors and resellers of IBM and Original Equipment Manufacturer (OEM) products and services. The OEM portion will begin winding down starting in the second quarter of 2019 and continuing throughout the calendar year. Commercial Financing also includes internal activity where Global Financing factors a selected portion of the company's accounts receivable primarily for cash management purposes, at arm's-length rates.

        Remanufacturing and Remarketing: assets include used equipment returned from lease transactions, or used and surplus equipment acquired internally or externally. These assets may be refurbished or upgraded, and sold or leased to new or existing clients both externally or internally. Externally remarketed equipment revenue represents sales or leases to clients and resellers. Internally remarketed equipment revenue primarily represents used equipment that is sold internally to Systems and Technology Services & Cloud Platforms. Systems may also sell the equipment that it purchases from Global Financing to external clients.

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

        By complementing local expertise with global experience and digital capabilities, IBM builds deep and broad-based client relationships. This local management focus fosters speed in supporting clients, addressing new markets and making investments in emerging opportunities. The Global Markets organization serves clients with expertise in their industry as well as through the products and services that IBM and partners supply. IBM continues to expand its reach to new and existing clients through digital marketplaces, digital sales and local Business Partner resources.

Research, Development and Intellectual Property

        IBM's research and development (R&D) operations differentiate the company from its competitors. IBM annually invests approximately 7 percent of total revenue for R&D, focusing on high-growth, high-value opportunities. IBM Research works with clients and the company's business units through global labs on near-term and mid-term innovations. It delivers many new technologies to IBM's portfolio every year and helps clients address their most difficult challenges. IBM Research scientists are conducting pioneering work in artificial intelligence, quantum computing, blockchain, security, cloud, nanotechnology, silicon and post-silicon computing architectures and more—applying these technologies across industries including financial services, healthcare, blockchain and IoT.

        In 2018, for the 26th consecutive year, IBM was awarded more U.S. patents than any other company. IBM's 9,100 patents awarded in 2018 represent a diverse range of inventions in strategic growth areas for the company, including more than 3,000 patents related to work in artificial intelligence, cloud, cybersecurity and quantum computing.

        The company actively continues to seek IP protection for its innovations, while increasing emphasis on other initiatives designed to leverage its IP leadership. Some of IBM's technological breakthroughs are used exclusively in IBM products, while others are licensed and may be used in IBM products and/or the products of the licensee. As part of its business model, the company licenses certain of its intellectual property assets, which constitute high-value technology, but may be applicable in more mature markets. The licensee drives the future development of the IP and ultimately expands the customer base. This generates IP income for the company both upon licensing, and with any ongoing royalty arrangements between it and the licensee. While the company's various proprietary IP rights are important to its success, IBM believes its business as a whole is not materially dependent on any particular patent or license, or any particular group of patents or licenses. IBM owns or is licensed under a number of patents, which vary in duration, relating to its products.

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

        Across its business, the company's principal methods of competition are: technology innovation; performance; price; quality; brand; its broad range of capabilities, products and services; client relationships; the ability to deliver business value to clients; and service and support. In order to maintain leadership, a corporation must continue to invest, innovate and integrate. Over the last several years, the company has been making investments and shifting resources, embedding AI and cloud into its offerings while building new solutions and modernizing its existing platforms. These investments not only drive current performance, but will extend the company's innovation leadership into the future. The company's key differentiators are built around three pillars–innovative technology, industry expertise and trust and security, uniquely delivered through an integrated model. As the company executes its strategy, it has entered into new markets, such as hybrid cloud, digital, analytics, AI, blockchain and quantum, and deployed new delivery models, including as-a-service solutions, each of which expose the company to new competitors. Overall, the company is the leader or among the leaders in each of its business segments.

        A summary of the competitive environment for each business segment is included below:

Cognitive Solutions:

        The Cognitive Solutions segment leads the burgeoning market for artificial intelligence infused software solutions. Increasingly, technology companies are looking to implement software solutions that will take advantage of the massive amounts of data businesses hold in order to improve business outcomes for their clients. The Watson platform is integrated throughout the Cognitive Solutions portfolio. Watson is IBM's suite of enterprise-ready AI services, applications and tooling—built specifically for business. Delivered through the cloud, the platform analyzes data, understands complex questions posed in natural language, and proposes evidence-based answers. Watson continuously learns in three ways: by being taught by its users, by learning from prior interactions, and by being presented with new information. Watson specializes in small data and driving value and knowledge from the 80 percent of the world's data that sits behind company firewalls. It enables businesses to reimagine their workflows across a variety of industries and professions and gives organizations control of their insights, data, training and IP.

        The segment's key competitive factors include a wide range of powerful Watson AI services—machine learning to deep learning. IBM is unique in that it allows clients to retain ownership of their data, protect insights and ensures AI transparency and trust. It trains with small specialized data sets, and is focused on embedding AI into business workflows. IBM's AI systems are trained and designed for specific industries and professions including health, financial services, education, retail, agriculture, supply chain, human resources, marketing, advertising, and more.

        Cognitive Solutions includes solutions software, delivered both on-premise and "as-a-Service", and transaction processing software. The solutions software portfolio, which spans data management, analytics, security and social capabilities, provides comprehensive business and industry-specific offerings to IT decision makers. IT buyers include chief information officers as well as line of business buyers, such as chief marketing and procurement officers, chief information security officers and chief financial officers. The transaction processing software portfolio, mostly delivered on-premise, runs mission-critical systems in industries such as banking, airlines and retail.

        The depth and breadth of the software offerings, coupled with the company's global markets and technical support infrastructure, differentiate its capabilities from its competitors. The company's research and development capabilities and intellectual property patent portfolio also contribute to its differentiation. The company's principal competitors in this segment include Alphabet Inc. (Google), Amazon.com, Inc. (Amazon), Cisco Systems, Inc. (Cisco), Microsoft Corporation (Microsoft), Oracle Corporation (Oracle) and SAP. The company also competes with smaller, niche competitors in specific geographic or product markets.

Global Business Services and Technology Services & Cloud Platforms:

        The company's services segments, Global Business Services and Technology Services & Cloud Platforms, operate in a highly competitive and continually evolving global market. Competitive factors in these business segments include: quality of services, innovative offerings, financial value, technical skills and capabilities, industry knowledge and experience and speed of execution. The company's competitive advantages in these businesses comes from its ability to design, implement, manage and support integrated solutions that address complex client needs across hybrid cloud environments, leveraging automation, AI, extensive expertise in technology and innovation, services assets, and a strong set of relationships with clients and strategic business partners worldwide.

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

Technology Services & Cloud Platforms:

        Technology Services & Cloud Platforms competes in project services, managed and outsourcing services, cloud-delivered services, and a wide range of technical and IT support services. The company competes with IT service providers including: Atos, DXC, Fujitsu, HCL, Tata Consulting Services, Wipro and many companies that primarily focus on local markets or niche service areas. The company also competes with cloud platform vendors such as Amazon, Google, Microsoft and Oracle.

        This segment also includes the company's Integration Software offerings. Integration Software helps clients address the digital imperatives to create, connect and optimize their applications, data and infrastructure on their journey to become cognitive businesses. The company competes with Amazon, BMC, Microsoft, Oracle and VMWare, as well as companies that primarily focus on niche solutions and offerings.

Systems:

        The enterprise server and storage market is characterized by competition in technology and service innovation focused on value, function, reliability, price and cost performance. The company's principal competitors include Dell Technologies, Hewlett-Packard Enterprise (HPE), Intel and lower cost original device manufacturer systems that are often re-branded. Also, alternative as-a-service providers are leveraging innovation in technology and service delivery both to compete with traditional providers and to offer new routes to market for server and storage systems. These alternative providers include Amazon, Google, Microsoft, and IBM's own cloud-based services.

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

Global Financing:

        Global Financing provides client financing, commercial financing and participates in the remarketing of used equipment. Global Financing's access to capital and its ability to manage credit and residual value risk generates a competitive advantage for the company. The key competitive factors include interest rates charged, IT product experience, client service, contract flexibility, ease of doing business, global capabilities and residual values. In client and commercial financing, Global Financing competes with three types of companies in providing financial services to IT customers: other captive financing entities of IT companies such as Cisco and HPE, non-captive financing entities and banks or financial institutions. In remarketing, the company competes with local and regional brokers plus original manufacturers in the fragmented worldwide used IT equipment market.

Forward-looking and Cautionary Statements

        Certain statements contained in this Form 10-K may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 ("Reform Act"). Forward-looking statements are based on the company's current assumptions regarding future business and financial performance. These statements by their nature address matters that are uncertain to different degrees. The company may also make forward-looking statements in other reports filed with the Securities and Exchange Commission (SEC), in materials delivered to stockholders and in press releases. In addition, the company's representatives may from time to time make oral forward-looking statements. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Words such as "anticipates," "believes," "expects," "estimates," "intends," "plans," "projects," and similar expressions, may identify such forward-looking statements. Any forward-looking statement in this Form 10-K speaks only as of the date on which it is made. The company assumes no obligation to update or revise any forward-looking statements. In accordance with the Reform Act, set forth under Item 1A. "Risk Factors" on pages 12 to 18 are cautionary statements that accompany those forward-looking statements. Readers should carefully review such cautionary statements as they identify certain important factors that could cause actual results to differ materially from those in the forward-looking statements and from historical trends. Those cautionary statements are not exclusive and are in addition to other factors discussed elsewhere in this Form 10-K, in the company's filings with the SEC or in materials incorporated therein by reference.

        The following information is included in IBM's 2018 Annual Report to Stockholders and is incorporated herein by reference:

        Segment information and revenue by classes of similar products or services—pages 141 to 146.

        Financial information regarding environmental activities—page 111.

        The number of persons employed by the registrant—page 67.

        The management discussion overview—pages 19 to 21.

        Website information and company reporting—page 150.

Executive Officers of the Registrant (at February 26, 2019):

	Age	Officer since
Virginia M. Rometty, Chairman of the Board, President and Chief Executive Officer*	61	2005
Michelle H. Browdy, Senior Vice President, Legal and Regulatory Affairs, and General Counsel	54	2015
Erich Clementi, Senior Vice President	60	2010
Robert F. Del Bene, Vice President and Controller	59	2017
Diane J. Gherson, Senior Vice President and Chief Human Resources Officer	61	2013
James J. Kavanaugh, Senior Vice President and Chief Financial Officer, Finance and Operations	52	2008
John E. Kelly III, Executive Vice President	65	2000
Kenneth M. Keverian, Senior Vice President, Corporate Strategy	62	2014
Martin J. Schroeter, Senior Vice President, Global Markets, Global Financing, Marketing, and Communications	54	2014

*
Member of the Board of Directors.

        All executive officers are elected by the Board of Directors annually as provided in the Company's By-laws. Each executive officer named above, with the exception of Kenneth M. Keverian, has been an executive of IBM or its subsidiaries during the past five years.

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

        The Company May Not Meet Its Growth and Productivity Objectives under Its Internal Business Transformation and Global Integration Initiatives: On an ongoing basis, IBM seeks to drive greater agility, productivity, flexibility and cost savings by continuously transforming with the use of automation, agile processes and changes to the way the company works, while also enabling the scaling of resources, offerings and investments through the company's globally integrated model across both emerging and more established markets. These various initiatives may not yield their intended gains in speed, quality, productivity and enablement of rapid scaling, which may impact the company's competitiveness and its ability to meet its growth and productivity objectives.

        Failure of Innovation Initiatives Could Impact the Long-Term Success of the Company:    IBM has been moving into areas, including those that incorporate or utilize artificial intelligence, blockchain, IoT, quantum and other disruptive technologies, in which it can differentiate itself through innovation, by leveraging its investments in R&D and attracting a successful developer ecosystem. If IBM is unable to continue its cutting-edge innovation in a highly competitive and rapidly evolving environment or is unable to commercialize such innovations, expand and scale them with sufficient speed and versatility, the company could fail in its ongoing efforts to maintain and increase its market share and its profit margins.

        Damage to IBM's Reputation Could Impact the Company's Business:    IBM has one of the strongest brand names in the world, and its brand and overall reputation could be negatively impacted by many factors, including if the company does not continue to be recognized for its industry-leading technology and solutions and as a cognitive leader. IBM's reputation is potentially susceptible to damage by events such as significant disputes with clients, product defects, internal control deficiencies, delivery failures, cybersecurity incidents, government investigations or legal proceedings or actions of current or former clients, directors, employees, competitors, vendors, alliance partners or joint venture partners. If the company's brand image is tarnished by negative perceptions, its ability to attract and retain customers and talent could be impacted.

        Risks from Investing in Growth Opportunities Could Impact the Company's Business:    The company continues to invest significantly in key strategic areas to drive revenue growth and market share gains. Client adoption rates and viable economic models are less certain in the high-value, highly competitive, and rapidly-growing segments. Additionally, emerging business and delivery models may unfavorably impact demand and profitability for our other products or services. If the company does not adequately and timely anticipate and respond to changes in customer and market preferences, competitive actions, and emerging business models, IBM's costs may increase or the client demand for our products or services may decline.

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

        Certain of the Company's offerings incorporate open source software licensed without warranties, indemnification, or other contractual protections. If the code is no longer maintained by the relevant open source community, then it may be more difficult to make the necessary revisions to the software, including modifications to address security vulnerabilities, which could impact IBM's ability to market its products, mitigate cybersecurity risks or fulfill its contractual obligations to customers.

        Cybersecurity and Privacy Considerations Could Impact the Company's Business:    In the current environment there are numerous and evolving risks to cybersecurity and privacy, including criminal hackers, hacktivists, state-sponsored intrusions, industrial espionage, employee malfeasance, and human or technological error. Computer hackers and others routinely attempt to breach the security of technology products, services and systems, and to fraudulently induce employees, customers, and other third parties to disclose information or unwittingly provide access to systems or data. The risk of such attacks to the company includes attempted breaches not only of our own products, services and systems, but also those of customers, contractors, business partners, vendors and other third parties. The company's products, services and systems, including cloud-based systems and systems and technologies that the company maintains on behalf of its customers, may be used in critical company, customer or third-party operations, or involve the storage, processing and transmission of sensitive data, including valuable intellectual property, other proprietary or confidential data, regulated data, and personal information of employees, customers and others. These products, services and systems are also used by customers in heavily regulated industries, including those in the financial services, healthcare, and government sectors. Successful cybersecurity attacks, breaches, employee malfeasance, or human or technological error could result in, for example, unauthorized access to, disclosure, modification, misuse, loss, or destruction of company, customer, or other third party data or systems; theft of sensitive, regulated, or confidential data including personal information and intellectual property; the loss of access to critical data or systems through ransomware, destructive attacks or other means; and business delays, service or system disruptions or denials of service. In the event of such actions, the company, its customers and other third parties could be exposed to potential liability, litigation, and regulatory or other government action, as well as the loss of existing or potential customers, damage to brand and reputation, and other financial loss. In addition, the cost and operational consequences of responding to cybersecurity incidents and implementing remediation measures could be significant. To date, while the company continues to monitor for, identify, investigate, respond to and remediate security incidents, including those associated with cybersecurity attacks, there has not been a cybersecurity attack that has had a material adverse effect on the company, though there is no assurance that there will not be a cybersecurity attack that has a material adverse effect in the future. As the company's business and the cybersecurity landscape evolve, the company may also find it necessary to make significant further investments to protect data and infrastructure. In the company's industry, security vulnerabilities are increasingly discovered, publicized and exploited across a broad range of hardware, software or other infrastructure, elevating the risk of attacks and the potential cost of response and remediation for the company and its customers. In addition, the fast-paced, evolving, pervasive, and sophisticated nature of certain cyber threats and vulnerabilities, as well as the scale and complexity of the business and infrastructure, make it possible that certain threats or vulnerabilities will be undetected or unmitigated in time to prevent an attack on the company and its customers, and may not be detected or remediated for some time afterward, particularly if additional steps are required to implement remediation-related updates. Cybersecurity risk to the company and its customers also depends on factors such as the actions, practices and investments of customers, contractors, business partners, vendors and other third parties. Cyber attacks or other catastrophic events resulting in disruptions to or failures in power, information technology, communication systems or other critical infrastructure could result in interruptions or delays to company, customer, or other third party operations or services, financial loss, injury to persons or property, potential liability, and damage to brand and reputation. Although the company continuously takes significant steps to mitigate cybersecurity risk across a range of functions, such measures can never eliminate the risk entirely or provide absolute security.

        As a global enterprise, the regulatory environment with regard to cybersecurity, privacy and data protection issues is increasingly complex and may have impacts on the company's business, including increased risk, costs, and expanded compliance obligations. As the company's business focus on data grows, the potential impact of these vulnerabilities and regulations on the company's business, risks, and reputation may grow accordingly. The European Union's General Data Protection Regulation (GDPR) and an increased number of data protection laws around the globe could continue to result in increased compliance costs and risks as a result of (i) increased regulatory enforcement of GDPR and other data protection rules and (ii) the trend of shifting and sharing data processing responsibilities from companies having direct relationship with consumers to all companies in the data processing chain. Any additional costs and penalties associated with increased compliance and risk reduction could make certain offerings less profitable or increase the difficulty of bringing certain offerings to market.

        The Company's Financial Results for Particular Periods Are Difficult to Predict:    IBM's revenues are affected by such factors as the introduction of new products and services, the ability to compete effectively in increasingly competitive marketplaces, the length of the sales cycles and the seasonality of technology purchases. In addition, certain of the company's growth areas involve new products, new customers, new and evolving competitors, and new markets, all of which contribute to the difficulty of predicting the company's financial results. The company's financial results may also be impacted by the structure of products and services contracts and the nature of its customers' businesses; for example, certain of the company's services contracts with commercial customers in regulated industries are subject to periodic review by regulators with respect to controls and processes. As a result of the above-mentioned factors, the company's financial results are difficult to predict. Historically, the company has had lower revenue in the first quarter than in the immediately preceding fourth quarter. In addition, the high volume of products typically ordered at the end of each quarter, especially at the end of the fourth quarter, make financial results for a given period difficult to predict.

        Due to the Company's Global Presence, Its Business and Operations Could Be Impacted by Local Legal, Economic, Political and Health Conditions:    The company is a globally integrated entity, operating in over 175 countries worldwide and deriving more than sixty percent of its revenues from sales outside the United States. Changes in the laws or policies of the countries in which the company operates, or inadequate enforcement of such laws or policies, could affect the company's business and the company's overall results of operations. The company's results of operations also could be affected by economic and political changes in those countries and by macroeconomic changes, including recessions, inflation, currency fluctuations between the U.S. dollar and non-U.S. currencies and adverse changes in trade relationships amongst those countries. Further, as the company expands its customer base and the scope of its offerings, both within the U.S. and globally, it may be impacted by additional regulatory or other risks, including compliance with U.S. and foreign data privacy requirements, labor relations laws, laws relating to anti-corruption, anti-competition regulations, import and trade restrictions and export requirements. In addition, any widespread outbreak of an illness, pandemic or other local or global health issue, natural disasters, climate change impacts, or uncertain political climates, international hostilities, or any terrorist activities, could adversely affect customer demand, the company's operations and supply chain, and its ability to source and deliver products and services to its customers. For example, the U.K. referendum to exit from the E.U., commonly referred to as "Brexit", has caused global economic, trade and regulatory uncertainty. The company is actively monitoring and planning for Brexit.

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

        The Company's Results of Operations and Financial Condition Could Be Negatively Impacted by Its U.S. and non-U.S. Pension Plans:    Adverse financial market conditions and volatility in the credit markets may have an unfavorable impact on the value of the company's pension trust assets and its future estimated pension liabilities. As a result, the company's financial results in any period could be negatively impacted. In addition, in a period of an extended financial market downturn, the company could be required to provide incremental pension plan funding with resulting liquidity risk which could negatively impact the company's financial flexibility. Further, the company's results could be negatively impacted by premiums for mandatory pension insolvency insurance coverage outside the United States. Premium increases could be significant due to the level of insolvencies of unrelated companies in the country at issue. IBM's 2018 Annual Report to Stockholders includes information about potential impacts from pension funding and the use of certain assumptions regarding pension matters.

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

        The Company's Use of Accounting Estimates Involves Judgment and Could Impact the Company's Financial Results:    The application of accounting principles generally accepted in the U.S. (GAAP)

requires the company to make estimates and assumptions about certain items and future events that directly affect its reported financial condition. The company's most critical accounting estimates are described in the Management Discussion in IBM's 2018 Annual Report to Stockholders, under "Critical Accounting Estimates." In addition, as discussed in note M, "Contingencies and Commitments," in IBM's 2018 Annual Report to Stockholders, the company makes certain estimates including decisions related to legal proceedings and reserves. These estimates and assumptions involve the use of judgment. As a result, actual financial results may differ.

        The Company Depends on Skilled Employees and Could Be Impacted by a Shortage of Critical Skills:    Much of the future success of the company depends on the continued service, availability and integrity of skilled employees, including technical, marketing and staff resources. Skilled and experienced personnel in the areas where the company competes are in high demand, and competition for their talents is intense. Changing demographics and labor work force trends may result in a shortage of or insufficient knowledge and skills. In addition, as global opportunities and industry demand shifts, realignment, training and scaling of skilled resources may not be sufficiently rapid or successful. Further, many of IBM's key employees receive a total compensation package that includes equity awards. Any new regulations, volatility in the stock market and other factors could diminish the company's use, and the value, of the company's equity awards, putting the company at a competitive disadvantage or forcing the company to use more cash compensation.

        The Company's Business Could Be Impacted by Its Relationships with Critical Suppliers:    IBM's business employs a wide variety of components, supplies, services and raw materials from a substantial number of suppliers around the world. Certain of the company's businesses rely on a single or a limited number of suppliers, including for server processor technology for certain semiconductors. Changes in the business condition (financial or otherwise) of these suppliers could subject the company to losses and affect its ability to bring products to market. Further, the failure of the company's suppliers to deliver components, supplies, services and raw materials in sufficient quantities, in a timely manner, and in compliance with all applicable laws and regulations could adversely affect the company's business. In addition, any defective components, supplies or materials, or inadequate services received from suppliers could reduce the reliability of the company's products and services and harm the company's reputation.

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

        The Company Could Be Impacted by Its Business with Government Clients:    The company's customers include numerous governmental entities within and outside the U.S., including the U.S. Federal Government and state and local entities. Some of the company's agreements with these customers may be subject to periodic funding approval. Funding reductions or delays could adversely impact public sector demand for our products and services. Also, some agreements may contain provisions allowing the customer to terminate without cause and providing for higher liability limits for certain losses. In addition, the company could be suspended or debarred as a governmental contractor and could incur civil and criminal fines and penalties, which could negatively impact the company's results of operations, financial results and reputation.

        The Company Is Exposed to Currency and Financing Risks That Could Impact Its Revenue and Business:    The company derives a significant percentage of its revenues and costs from its affiliates operating in local currency environments, and those results are affected by changes in the relative values of non-U.S. currencies and the U.S. dollar. Further, inherent in the company's financing business are risks related to the concentration of credit, client creditworthiness, interest rate and currency fluctuations on the associated debt and liabilities, the determination of residual values and the financing of assets other than traditional IT assets. The company employs a number of strategies to manage these risks, including the use of derivative financial instruments, which involve the risk of non-performance by the counterparty. In addition, there can be no assurance that the company's efforts to manage its currency and financing risks will be successful.

        The Company's Financial Performance Could Be Impacted by Changes in Market Liquidity Conditions and by Customer Credit Risk on Receivables:    The company's financial performance is exposed to a wide variety of industry sector dynamics worldwide. The company's earnings and cash flows, as well as its access to funding, could be negatively impacted by changes in market liquidity conditions. IBM's 2018 Annual Report to Stockholders includes information about the company's liquidity position. The company's client base includes many worldwide enterprises, from small and medium businesses to the world's largest organizations and governments, with a significant portion of the company's revenue coming from global clients across many sectors. Most of the company's sales are on an open credit basis, and the company performs ongoing credit evaluations of its clients' financial conditions. If the company becomes aware of information related to the creditworthiness of a major customer, or if future actual default rates on receivables in general differ from those currently anticipated, the company may have to adjust its allowance for credit losses, which could affect the company's consolidated net income in the period the adjustments are made.

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

        Risks to the Company from Acquisitions, Alliances and Dispositions Include Integration Challenges, Failure to Achieve Objectives, the Assumption of Liabilities and Higher Debt Levels:    The company has made and expects to continue to make acquisitions, alliances and dispositions. Such transactions, including the proposed Red Hat acquisition, present significant challenges and risks and there can be no assurances that the company will manage such transactions successfully or that strategic opportunities will be available to the company on acceptable terms or at all. The related risks include the company failing to achieve strategic objectives, anticipated revenue improvements and cost savings, the failure to retain key personnel and the assumption of liabilities related to litigation or other legal proceedings involving the businesses in such transactions, as well as the failure to close planned transactions. The company plans to fund the Red Hat transaction with a combination of cash and debt financing. Any significant disruption or turmoil in the capital markets could have an adverse effect on IBM's ability to access the capital markets at favorable terms. From time to time, the company disposes or attempts to dispose of assets that are no longer central to its strategic objectives. Any such disposition or attempted disposition is subject to risks, including risks related to the terms and timing of such disposition, risks related to obtaining necessary governmental or regulatory approvals and risks related to retained liabilities not subject to the company's control.

        The Company Is Subject to Legal Proceedings and Investigatory Risks:    As a company with a substantial employee population and with clients in more than 175 countries, IBM is or may become involved as a party and/or may be subject to a variety of claims, demands, suits, investigations, tax matters and proceedings that arise from time to time in the ordinary course of its business. The risks associated with such legal proceedings are described in more detail in note M, "Contingencies and Commitments," in IBM's 2018 Annual Report to Stockholders. The company believes it has adopted appropriate risk management and compliance programs. Legal and compliance risks, however, will continue to exist and additional legal proceedings and other contingencies, the outcome of which cannot be predicted with certainty, may arise from time to time.

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

Item 1B. Unresolved Staff Comments:

        Not applicable.

Item 2. Properties:

        The company's corporate headquarters are located at an owned site in Armonk, New York. As of December 31, 2018, in aggregate, the company owns or leases facilities for current use consisting of approximately 75 million square feet worldwide.

        At December 31, 2018, IBM's manufacturing and development facilities in the United States had aggregate floor space of approximately 7 million square feet, of which 4 million was owned and 3 million was leased. Outside the U.S., similar facilities totaled more than 6 million square feet, of which 3 million was owned and 3 million was leased. The company's facilities are utilized for current operations of all its segments.

        Although improved production techniques, productivity gains, divestitures and infrastructure reduction actions have resulted in reduced manufacturing floor space, continuous maintenance and upgrading of facilities is essential to maintain technological leadership, improve productivity and meet customer demand.

Item 3. Legal Proceedings:

        Refer to note M, "Contingencies and Commitments," on pages 115 to 117 of IBM's 2018 Annual Report to Stockholders, which is incorporated herein by reference.

Item 4. Mine Safety Disclosures:

        Not applicable.

 PART II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities:

        Refer to page 150 of IBM's 2018 Annual Report to Stockholders, which is incorporated herein by reference solely as it relates to this item.

        IBM common stock is listed on the New York Stock Exchange and the Chicago Stock Exchange under the symbol "IBM." There were 395,480 common stockholders of record at February 8, 2019.

        The following table provides information relating to the company's repurchase of common stock for the fourth quarter of 2018.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
October 1, 2018— October 31, 2018	3,418,912	$126.67	3,418,912	$4,965,019,933
November 1, 2018— November 30, 2018	9,325,327	$120.38	9,325,327	$3,842,453,469
December 1, 2018— December 31, 2018	4,222,961	$119.26	4,222,961	$3,338,843,455

Total	16,967,200	$121.37	16,967,200

(1)
On October 31, 2017, the Board of Directors authorized $3.0 billion in funds for use in the company's common stock repurchase program. On October 30, 2018, the Board of Directors authorized an additional $4.0 billion in funds for use in such program. In each case, the company stated that it would repurchase shares on the open market or in private transactions depending on market conditions. The common stock repurchase program does not have an expiration date. This table does not include shares tendered to satisfy the exercise price in connection with cashless exercises of employee stock options or shares tendered to satisfy tax withholding obligations in connection with employee equity awards.

Item 6. Selected Financial Data:

        Refer to pages 147 and 148 of IBM's 2018 Annual Report to Stockholders, which are incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations:

        Refer to pages 18 through 67 of IBM's 2018 Annual Report to Stockholders, which are incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk:

        Refer to the section titled "Market Risk" on pages 66 and 67 of IBM's 2018 Annual Report to Stockholders, which is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data:

        Refer to pages 70 through 146 of IBM's 2018 Annual Report to Stockholders, which are incorporated herein by reference. Also refer to the Financial Statement Schedule on page S-1 of this Form 10-K.

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

        Refer to "Report of Management" and "Report of Independent Registered Public Accounting Firm" on pages 68 and 69 of IBM's 2018 Annual Report to Stockholders, which are incorporated herein by reference. There has been no change in the company's internal control over financial reporting that occurred during the fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

Item 9B. Other Information:

        On February 26, 2019, the company announced that Admiral Michelle Howard has been elected to its Board of Directors, effective March 1, 2019. As a result, Article III, Section 2 of the company's By-laws was amended to increase the number of directors to fourteen, effective March 1, 2019. Additionally, the Board adopted amendments to the company's By-laws, effective March 1, 2019, to change the "Presiding Director" reference in Article I of the By-laws to "Lead Director" and to make conforming revisions in Article III, Section 9; Article IV, Sections 1 and 4; and Article V, Section 7. These amendments to the By-laws conform to previously adopted changes to the IBM Board Corporate Governance Guidelines. The full text of IBM's By-laws, as amended effective March 1, 2019, is included as Exhibit 3.2 to this report.

 PART III

Item 10. Directors, Executive Officers and Corporate Governance:

        Refer to the information under the captions "Election of Directors for a Term of One Year," "Board and Governance—Committees of the Board," "Board and Governance—Section 16(a) Beneficial Ownership Reporting Compliance," "Board and Governance—Corporate Governance" and "Frequently Asked Questions—How do I submit an item of business for the 2020 annual meeting?" in IBM's definitive Proxy Statement to be filed with the SEC and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held April 30, 2019, all of which information is incorporated herein by reference. Also refer to Item 1 of this Form 10-K under the caption "Executive Officers of the Registrant (at February 26, 2019)" on page 11 for additional information on the company's executive officers.

Item 11. Executive Compensation:

        Refer to the information under the captions "2018 Summary Compensation Table Narrative," "2018 Summary Compensation Table," "2018 Compensation Discussion and Analysis," "2018 Grants of Plan-Based Awards Table," "2018 Outstanding Equity Awards at Fiscal Year-End Table," "2018 Option Exercises and Stock Vested Table," "2018 Pension Plan Narrative," "2018 Retention Plan Table," "2018 Pension Benefits Narrative," "2018 Pension Benefits Table," "2018 Nonqualified Deferred Compensation Narrative," "2018 Nonqualified Deferred Compensation Table," "2018 Potential Payments Upon Termination Narrative," "2018 Potential Payments Upon Termination Table," "Board and Governance—Compensation Committee Interlocks and Insider Participation: None," "Compensation Program as It Relates to Risk," "Executive Compensation—2018 Report of the Executive Compensation and Management Resources Committee of the Board of Directors," and "Pay Ratio" in IBM's definitive Proxy Statement to be filed with the SEC and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held April 30, 2019, all of which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters:

        Refer to the information under the captions "Equity Compensation Plan Information," "Ownership of Securities—Security Ownership of Certain Beneficial Owners" and "Ownership of Securities—Common Stock and Stock-Based Holdings of Directors and Executive Officers" in IBM's definitive Proxy Statement to be filed with the SEC and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held April 30, 2019, all of which information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence:

        Refer to the information under the captions "IBM Board of Directors," "Board and Governance—Committees of the Board" and "Board and Governance—Certain Transactions and Relationships" in IBM's definitive Proxy Statement to be filed with the SEC and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held April 30, 2019, which information is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services:

        Refer to the information under the captions "Report of the Audit Committee of the Board of Directors" and "Audit and Non-Audit Fees" in IBM's definitive Proxy Statement to be filed with the SEC and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held April 30, 2019, all of which information is incorporated herein by reference.

 PART IV

Item 15. Exhibits, Financial Statement Schedules:

  (a)
  The following documents are filed as part of this report:

  1.
  Financial statements from IBM's 2018 Annual Report to Stockholders, which are incorporated herein by reference:

      Report of Independent Registered Public Accounting Firm (page 69).

      Consolidated Statement of Earnings for the years ended December 31, 2018, 2017 and 2016 (page 70).

      Consolidated Statement of Comprehensive Income for the years ended December 31, 2018, 2017 and 2016 (page 71).

      Consolidated Statement of Financial Position at December 31, 2018 and 2017 (page 72).

      Consolidated Statement of Cash Flows for the years ended December 31, 2018, 2017 and 2016 (page 73).

      Consolidated Statement of Changes in Equity at December 31, 2018, 2017 and 2016 (pages 74 and 75).

      Notes to Consolidated Financial Statements (pages 76 through 146).

    2.
    Financial statement schedule required to be filed by Item 8 of this Form:

Page	Schedule Number
31		Report of Independent Registered Public Accounting Firm on Financial Statement Schedule.
S-1	II	Valuation and Qualifying Accounts and Reserves for the years ended December 31, 2018, 2017 and 2016.

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

Agreement and Plan of Merger, dated as of October 28, 2018, by and among IBM, Red Hat, Inc. and Socrates Acquisition Corp., filed as Exhibit 2.1 to Form 8-K dated October 29, 2018, is hereby incorporated by reference.
(3)	Certificate of Incorporation and By-laws.
The Certificate of Incorporation of IBM is Exhibit 3.2 to Form 8-K filed April 27, 2007, and is hereby incorporated by reference.
The By-Laws of IBM, as amended through April 24, 2018, is Exhibit 3.2 to Form 10-Q for the quarter ended March 31, 2018, and is hereby incorporated by reference.
	The By-Laws of IBM, as amended through March 1, 2019.	3.2

Reference Number per Item 601 of Regulation S-K	Description of Exhibits	Exhibit Number in this Form 10-K
(4)	Instruments defining the rights of security holders.

	The instruments defining the rights of the holders of the 8.375% Debentures due 2019 are Exhibits 4(a)(b)(c) and (d), respectively, to Registration Statement No. 33-31732 on Form S-3, filed on October 24, 1989, and are hereby incorporated by reference.	P

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
The instrument defining the rights of the holders of the 3.625% Notes due 2024 is Exhibit 5 to Form 8-K, filed February 11, 2014, and is hereby incorporated by reference.
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

The instruments defining the rights of the holders of the Floating Rate Notes due 2020, 1.900% Notes due 2020, 2.500% Notes due 2022 and 3.300% Notes due 2027 are Exhibits 4.1, 4.2, 4.3 and 4.4 to Form 8-K filed January 26, 2017, and are hereby incorporated by reference.

The instruments defining the rights of the holders of the 0.950% Notes due 2025, and 1.500% Notes due 2029 are Exhibits 4.1 and 4.2 to Form 8-K filed May 22, 2017, and are hereby incorporated by reference.

The instruments defining the rights of the holders of the 0.375% Notes due 2023, and 0.875% Notes due 2025, the 1.250% Notes due 2027 and the 1.750% Notes due 2031 are Exhibits 4.1, 4.2, 4.3 and 4.4 to Form 8-K, filed January 30, 2019, and are hereby incorporated by reference.

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

The IBM 2001 Long-Term Performance Plan, a compensatory plan, contained in Registration Statement No. 333-87708 on Form S-8, as such amended plan was filed as Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2007, is hereby incorporated by reference.*

The IBM PWCC Acquisition Long-Term Performance Plan, a compensatory plan, contained in Registration Statement No. 333-102872 on Form S-8, as such amended plan was filed as Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 2007, is hereby incorporated by reference.*

The IBM 1999 Long-Term Performance Plan, a compensatory plan, contained in Registration Statement No. 333-30424 on Form S-8, as such amended plan was filed as Exhibit 10.3 to Form 10-Q for the quarter ended September 30, 2007, is hereby incorporated by reference.*

The IBM 1997 Long-Term Performance Plan, a compensatory plan, contained in Registration Statement No. 333-31305 on Form S-8, as such amended plan was filed as Exhibit 10.4 to Form 10-Q for the quarter ended September 30, 2007, is hereby incorporated by reference.*

Forms of LTPP equity award agreements for (i) stock options, restricted stock, restricted stock units, cash-settled restricted stock units, SARS and (ii) retention restricted stock unit awards. Such equity award agreement forms and the related terms and conditions document, effective June 9, 2014, were filed under Exhibit 10.1 as Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2014, are hereby incorporated by reference.*
Form of LTPP equity award agreement for performance share units was filed as Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2015, and is hereby incorporated by reference.*
Terms and Conditions of LTPP equity award agreements was filed as Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2016, and is hereby incorporated by reference.*

Form of LTPP equity award agreement for performance share units and Terms and Conditions of LTPP Equity Awards, effective June 1, 2018, in connection with the foregoing award agreements, filed as Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2018, is hereby incorporated by reference.

Reference Number per Item 601 of Regulation S-K	Description of Exhibits	Exhibit Number in this Form 10-K
Forms of LTPP equity award agreements for (i) stock options, restricted stock, restricted stock units, cash-settled restricted stock units, SARS, (ii) performance share units and (iii) retention restricted stock unit awards as well as the Terms and Conditions of LTPP Equity Awards, effective August 15, 2018, in connection with the foregoing award agreements, filed as Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2018, are hereby incorporated by reference.

Forms of equity award agreements for (i) stock options, restricted stock, restricted stock units, cash-settled restricted stock units, SARS, (ii) performance share units and (iii) retention restricted stock unit awards as well as the Terms and Conditions of LTPP Equity Awards, effective October 1, 2018, in connection with the foregoing award agreements, filed as Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2018 are hereby incorporated by reference.

Board of Directors compensatory plans, as described under the caption "General Information—2018 Director Compensation" in IBM's definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held April 30, 2019, are hereby incorporated by reference.*
The IBM Non-Employee Directors Stock Option Plan, contained in Registration Statement 33-60227 on Form S-8, is hereby incorporated by reference.*

The IBM Board of Directors Deferred Compensation and Equity Award Plan, a compensatory plan, as amended and restated effective January 1, 2014, which was filed as Exhibit 10.1 to Form 10-K for the year ended December 31, 2013, and is hereby incorporated by reference.*

Amendment No. 1 to the Amended and Restated Deferred Compensation and Equity Award Plan, effective January 30, 2018, which was filed as Exhibit 10.1 to Form 10-K for the year ended December 31, 2017, is hereby incorporated by reference.

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
	Amendment No. 1 to the IBM Excess 401(k) Plus Plan, a compensatory plan, effective January 1, 2013 which was filed as Exhibit 10.1 to the Form 10-K for the year ended December 31, 2012, and is hereby incorporated by reference.*

	Amendment No. 2 to the IBM Excess 401(k) Plus Plan, a compensatory plan, effective January 1, 2013 which was filed as Exhibit 10.2 to the Form 10-K for the year ended December 31, 2012, and is hereby incorporated by reference.*

	Amendment No. 3 to the IBM Excess 401(k) Plus Plan, a compensatory plan, effective January 1, 2013 which was filed as Exhibit 10.2 to the Form 10-K for the year ended December 31, 2013, and is hereby incorporated by reference.*

	Amendment No. 4 to the IBM Excess 401(k) Plus Plan, a compensatory plan, dated as of February 25, 2014, which was filed as Exhibit 10.1 to the Form 10-Q for the quarter ended March 31, 2014, and is hereby incorporated by reference.*

	Amendment No. 5 to the IBM Excess 401(k) Plus Plan, a compensatory plan, dated as of December 9, 2014 , which was filed as Exhibit 10.2 to the Form 10-K for the year ended December 31, 2014, and is hereby incorporated by reference.*

	Amendment No. 6 to the IBM Excess 401(k) Plus Plan, a compensatory plan, dated as of December 18, 2015, which was filed as Exhibit 10.1 to the Form 10-K for the year ended December 31, 2015, and is hereby incorporated by reference.*

	Amendment No. 7 to the IBM Excess 401 (k) Plus Plan, a compensatory plan, dated as of June 30, 2016, which was filed as Exhibit 10.2 to the Form 10-Q for the quarter ended June 30, 2016, and is hereby incorporated by reference.*

	Amendment No. 8 to the IBM Excess 401(k) Plus Plan, a compensatory plan, dated as of December 31, 2017, which was filed as Exhibit 10.2 to Form 10-K for the year ended December 31, 2017, is hereby incorporated by reference.*
	Amendment No. 9 to the IBM Excess 401(k) Plus Plan, a compensatory plan, dated as of December 18, 2018*	10.1

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
Form of Noncompetition Agreement, filed as Exhibit 10.2 to the Form 10-K for the year ended December 31, 2015, is hereby incorporated by reference.*
Form of Noncompetition Agreement, filed as Exhibit 10.3 to Form 10-Q for the quarter ended June 30, 2016, is hereby incorporated by reference.*
Form of Noncompetition Agreement, filed as Exhibit 10.1 to Form 10-K for the year ended December 31, 2016, is hereby incorporated by reference.*
Form of Noncompetition Agreement, filed as Exhibit 10.3 to Form 10-K for the year ended December 31, 2017, is hereby incorporated by reference.*
Form of Noncompetition Agreement, filed as Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 2018, is hereby incorporated by reference.*

Letter dated December 4, 2008, signed by Erich Clementi and IBM, effective January 1, 2009, filed as Exhibit 10.2 to Form 10-K for the year ended December 31, 2016, is hereby incorporated by reference.

$2,500,000,000 364-Day Credit Agreement dated as of July 19, 2018, among International Business Machines Corporation and IBM Credit LLC, as Borrowers, the Several Lenders from time to time parties to such Agreement, JP Morgan Chase Bank, N.A., as Administrative Agent, BNP Paribas, Citibank N.A., Royal Bank of Canada and Mizuho Bank, Ltd., as Syndication Agents, and the Documentation Agents named therein, filed as Exhibit 10.1 to Form 8-K dated July 20, 2018, is hereby incorporated by reference.

Amended and Restated $2,500,000,000 Three-Year Credit Agreement dated as of July 19, 2018, among International Business Machines Corporation and IBM Credit LLC, as Borrowers, the Several Lenders from time to time parties to such Agreement, JPMorgan Chase Bank, N.A., as Administrative Agent, BNP Paribas, Citibank, N.A., Royal Bank of Canada and Mizuho Bank, Ltd., as Syndication Agents, and the Documentation Agents named therein, filed as Exhibit 10.2 to Form 8-K dated July 20, 2018, is hereby incorporated by reference.

Amended and Restated $10,250,000,000 Five-Year Credit Agreement dated as of July 19, 2018, among International Business Machines Corporation, as the Borrower, the Several Lenders from time to time parties to such Agreement, JPMorgan Chase Bank, N.A., as Administrative Agent, BNP Paribas, Citibank, N.A., and Royal Bank of Canada and Mizuho Bank, Ltd., as Syndication Agents, and the Documentation Agents named therein, filed as Exhibit 10.3 to Form 8-K dated July 20, 2018, is hereby incorporated by reference.

Bridge Facility Commitment Letter, dated as of October 28, 2018, by and among IBM, JPMorgan Chase Bank, N.A, Goldman Sachs Bank USA and Goldman Sachs Lending Partners LLC, filed as Exhibit 10.1 to Form 8-K dated October 29, 2018, is hereby incorporated by reference.

Reference Number per Item 601 of Regulation S-K	Description of Exhibits	Exhibit Number in this Form 10-K
(13)	Annual report to security holders**	13
(18)	Letter re: change in accounting principles	Not applicable
(21)	Subsidiaries of the registrant	21
(23)	Consent of experts	23.1
(24)	Powers of attorney	24.1
	Resolution of the IBM Board of Directors authorizing execution of this Annual Report on Form 10-K by Powers of Attorney	24.2
(28)	Information from reports furnished to state insurance regulatory authorities	Not applicable
(31)	Certification by CEO pursuant to Rule 13A-14(a) or 15D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.1
	Certification by CFO pursuant to Rule 13A-14(a) or 15D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.2
(32)	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.1
	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.2
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	101

*
Management contract or compensatory plan or arrangement.

**
The Performance Graphs, set forth on page 149 of IBM's 2018 Annual Report to Stockholders, are deemed to be furnished but not filed.

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
Date: February 26, 2019

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ VIRGINIA M. ROMETTY Virginia M. Rometty	Chairman of the Board, President and Chief Executive Officer	February 26, 2019
/s/ JAMES J. KAVANAUGH James J. Kavanaugh	Senior Vice President and Chief Financial Officer, Finance and Operations	February 26, 2019
/s/ ROBERT F. DEL BENE Robert F. Del Bene	Vice President and Controller (Chief Accounting Officer)	February 26, 2019

		By:	/s/ CHRISTINA M. MONTGOMERY Christina M. Montgomery
Michael L. Eskew	Director		Attorney-in-fact February 26, 2019
David N. Farr	Director
Alex Gorsky	Director
Shirley Ann Jackson	Director
Andrew N. Liveris	Director
James W. Owens	Director
Martha E. Pollack	Director
Sidney Taurel	Director
Peter R. Voser	Director
Frederick H. Waddell	Director

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders of
International Business Machines Corporation:

        Our audits of the consolidated financial statements referred to in our report dated February 26, 2019 appearing in the 2018 Annual Report to Shareholders of International Business Machines Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
New York, New York
February 26, 2019

 SCHEDULE II

INTERNATIONAL BUSINESS MACHINES CORPORATION AND SUBSIDIARY COMPANIES
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
For the Years Ended December 31:
(Dollars in Millions)

Description	Balance at Beginning of Period	Additions/ (Deductions)*	Write-offs	Other**	Balance at End of Period
Allowance For Credit Losses
2018
—Current	$594	$69	$(62)	$(11)	$591

—Noncurrent	$74	$(3)	$(2)	$(20)	$48

2017
—Current	$675	$65	$(157)	$11	$594

—Noncurrent	$101	$(10)	$(42)	$26	$74

2016
—Current	$909	$87	$(307)	$(13)	$675

—Noncurrent	$118	$(2)	$(7)	$(8)	$101

Allowance For Inventory Losses
2018	$574	$136	$(162)	$(19)	$530

2017	$525	$164	$(139)	$23	$574

2016	$483	$178	$(150)	$14	$525

Revenue Based Provisions
2018	$451	$1,124	$(1,059)	$(15)	$500

2017	$481	$1,292	$(1,342)	$20	$451

2016	$505	$1,377	$(1,392)	$(9)	$481

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