Form 10-Q
period 2019-03-31
INTERNATIONAL BUSINESS MACHINES CORP
filed 2019-04-30
CIK 51143

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10 - Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 2019

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

The registrant had 886,642,873 shares of common stock outstanding at March 31, 2019.

z

Part I - Financial Information

Item 1. Consolidated Financial Statements:

INTERNATIONAL BUSINESS MACHINES CORPORATION

AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF EARNINGS

(UNAUDITED)

	Three Months Ended March 31,
(Dollars in millions except per share amounts)	2019	2018
Revenue:
Services	$12,423	$12,961
Sales	5,354	5,700
Financing	404	410
Total revenue	18,182	19,072
Cost:
Services	8,359	8,835
Sales	1,516	1,722
Financing	264	269
Total cost	10,139	10,825
Gross profit	8,043	8,247
Expense and other (income):
Selling, general and administrative	4,691	5,445
Research, development and engineering	1,433	1,405
Intellectual property and custom development income	(101)	(317)
Other (income) and expense	(73)	413
Interest expense	210	165
Total expense and other (income)	6,160	7,111
Income from continuing operations before income taxes	1,883	1,136
Provision for/(benefit from) income taxes	289	(540)
Income from continuing operations	$1,593	$1,675
Income/(loss) from discontinued operations, net of tax	(2)	4
Net income	$1,591	$1,679

Earnings/(loss) per share of common stock:
Assuming dilution:
Continuing operations	$1.78	$1.81
Discontinued operations	0.00	0.00
Total	$1.78	$1.81
Basic:
Continuing operations	$1.79	$1.82
Discontinued operations	0.00	0.00
Total	$1.79	$1.82

Weighted-average number of common shares outstanding: (millions)
Assuming dilution	893.9	925.4
Basic	889.6	920.7

(Amounts may not add due to rounding.)

(The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION

AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended March 31,
(Dollars in millions)	2019	2018
Net income	$1,591	$1,679
Other comprehensive income/(loss), before tax:
Foreign currency translation adjustments	171	(167)
Net changes related to available-for-sale securities:
Unrealized gains/(losses) arising during the period	(1)	(2)
Reclassification of (gains)/losses to net income	—	0
Total net changes related to available-for-sale securities	(1)	(3)
Unrealized gains/(losses) on cash flow hedges:
Unrealized gains/(losses) arising during the period	(352)	61
Reclassification of (gains)/losses to net income	98	(54)
Total unrealized gains/(losses) on cash flow hedges	(254)	7
Retirement-related benefit plans:
Prior service costs/(credits)	—	(1)
Net (losses)/gains arising during the period	(4)	2
Curtailments and settlements	1	0
Amortization of prior service (credits)/costs	(3)	(19)
Amortization of net (gains)/losses	464	753
Total retirement-related benefit plans	458	735
Other comprehensive income/(loss), before tax	375	573
Income tax (expense)/benefit related to items of other comprehensive income	(67)	(143)
Other comprehensive income/(loss), net of tax	308	430
Total comprehensive income/(loss)	$1,899	$2,109

(Amounts may not add due to rounding.)

(The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION

AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF FINANCIAL POSITION

(UNAUDITED)

ASSETS

	At March 31,	At December 31,
(Dollars in millions)	2019	2018
Assets:
Current assets:
Cash and cash equivalents	$17,134	$11,379
Restricted cash	137	225
Marketable securities	872	618
Notes and accounts receivable — trade (net of allowances of $316 in 2019 and $309 in 2018)	6,987	7,432
Short-term financing receivables (net of allowances of $248 in 2019 and $244 in 2018)	20,287	22,388
Other accounts receivable (net of allowances of $33 in 2019 and $38 in 2018)	671	743
Inventories, at lower of average cost or net realizable value:
Finished goods	369	266
Work in process and raw materials	1,402	1,415
Total inventories	1,771	1,682
Deferred costs	2,368	2,300
Prepaid expenses and other current assets	2,478	2,378
Total current assets	52,705	49,146
Property, plant and equipment	32,692	32,460
Less: Accumulated depreciation	22,017	21,668
Property, plant and equipment — net	10,675	10,792
Operating right-of-use assets — net*	4,634	—
Long-term financing receivables (net of allowances of $38 in 2019 and $48 in 2018)	8,361	9,148
Prepaid pension assets	4,966	4,666
Deferred costs	2,663	2,676
Deferred taxes	5,284	5,216
Goodwill	36,281	36,265
Intangible assets — net	2,956	3,087
Investments and sundry assets	2,403	2,386
Total assets	$130,926	$123,382

* Reflects the adoption of the FASB guidance on leases. Refer to note 2, “Accounting Changes” and note 5, “Leases.”

(Amounts may not add due to rounding.)

(The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION

AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF FINANCIAL POSITION — (CONTINUED)

(UNAUDITED)

LIABILITIES AND EQUITY

	At March 31,	At December 31,
(Dollars in millions)	2019	2018
Liabilities:
Current liabilities:
Taxes	$2,484	$3,046
Short-term debt	10,250	10,207
Accounts payable	5,711	6,558
Compensation and benefits	3,027	3,310
Deferred income	12,134	11,165
Operating lease liabilities*	1,313	—
Other accrued expenses and liabilities	3,952	3,941
Total current liabilities	38,871	38,227
Long-term debt	39,727	35,605
Retirement and nonpension postretirement benefit obligations	16,467	17,002
Deferred income	3,481	3,445
Operating lease liabilities*	3,590	—
Other liabilities	12,184	12,174
Total liabilities	114,320	106,452
Equity:
IBM stockholders’ equity:
Common stock, par value $0.20 per share, and additional paid-in capital	55,287	55,151
Shares authorized: 4,687,500,000
Shares issued: 2019 - 2,234,819,047
2018 - 2,233,427,058
Retained earnings	159,396	159,206
Treasury stock - at cost	(169,021)	(168,071)
Shares: 2019 - 1,348,176,174
2018 - 1,340,947,648
Accumulated other comprehensive income/(loss)	(29,182)	(29,490)
Total IBM stockholders’ equity	16,481	16,796
Noncontrolling interests	126	134
Total equity	16,607	16,929
Total liabilities and equity	$130,926	$123,382

* Reflects the adoption of the FASB guidance on leases. Refer to note 2, “Accounting Changes” and note 5, “Leases.”

(Amounts may not add due to rounding.)

(The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION

AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
(Dollars in millions)	2019	2018
Cash flows from operating activities:
Net income	$1,591	$1,679
Adjustments to reconcile net income to cash provided by operating activities
Depreciation	1,143	774
Amortization of intangibles	303	340
Stock-based compensation	113	116
Net (gain)/loss on asset sales and other	(176)	34
Changes in operating assets and liabilities, net of acquisitions/divestitures	1,785	1,658
Net cash provided by operating activities	4,759	4,602

Cash flows from investing activities:
Payments for property, plant and equipment	(539)	(870)
Proceeds from disposition of property, plant and equipment	81	103
Investment in software	(156)	(126)
Acquisition of businesses, net of cash acquired	(1)	(71)
Divestitures of businesses, net of cash transferred	33	—
Non-operating finance receivables — net	193	(89)
Purchases of marketable securities and other investments	(1,138)	(1,521)
Proceeds from disposition of marketable securities and other investments	674	810
Net cash used in investing activities	(853)	(1,764)

Cash flows from financing activities:
Proceeds from new debt	5,979	2,170
Payments to settle debt	(1,768)	(3,295)
Short-term borrowings/(repayments) less than 90 days — net	21	412
Common stock repurchases	(920)	(777)
Common stock repurchases for tax withholdings	(61)	(53)
Financing — other	9	16
Cash dividends paid	(1,397)	(1,382)
Net cash provided by/(used in) financing activities	1,863	(2,909)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(102)	100
Net change in cash, cash equivalents and restricted cash	5,668	28

Cash, cash equivalents and restricted cash at January 1	11,604	12,234
Cash, cash equivalents and restricted cash at March 31	$17,272	$12,262

(Amounts may not add due to rounding.)

(The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION

 AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(UNAUDITED)

	Common
	Stock and			Accumulated
	Additional			Other	Total IBM	Non-
	Paid-in	Retained	Treasury	Comprehensive	Stockholders’	Controlling	Total
(Dollars in millions)	Capital	Earnings	Stock	Income/(Loss)	Equity	Interests	Equity
Equity - January 1, 2019	$55,151	$159,206	$(168,071)	$(29,490)	$16,796	$134	$16,929
Net income plus other comprehensive income/(loss):
Net income		1,591			1,591		1,591
Other comprehensive income/(loss)				308	308		308
Total comprehensive income/(loss)					$1,899		$1,899
Cash dividends paid — common stock ($1.57 per share)		(1,397)			(1,397)		(1,397)
Common stock issued under employee plans (1,391,989 shares)	137				137		137
Purchases (454,710 shares) and sales (82,862 shares) of treasury stock under employee plans — net		2	(50)		(48)		(48)
Other treasury shares purchased, not retired (6,856,678 shares)			(900)		(900)		(900)
Changes in other equity		(5)			(5)		(5)
Changes in noncontrolling interests						(8)	(8)
Equity - March 31, 2019	$55,287	$159,396	$(169,021)	$(29,182)	$16,481	$126	$16,607

(Amounts may not add due to rounding.)

(The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION
 AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY — (CONTINUED)
(UNAUDITED)

	Common
	Stock and			Accumulated
	Additional			Other	Total IBM	Non-
	Paid-in	Retained	Treasury	Comprehensive	Stockholders’	Controlling	Total
(Dollars in millions)	Capital	Earnings	Stock	Income/(Loss)	Equity	Interests	Equity
Equity - January 1, 2018	$54,566	$153,126	$(163,507)	$(26,592)	$17,594	$131	$17,725
Cumulative effect of change in accounting principle:
Revenue		524			524		524
Stranded tax effects/other *		2,422		(2,422)
Net income plus other comprehensive income/(loss):
Net income		1,679			1,679		1,679
Other comprehensive income/(loss)				430	430		430
Total comprehensive income/(loss)					$2,109		$2,109
Cash dividends paid — common stock ($1.50 per share)		(1,382)			(1,382)		(1,382)
Common stock issued under employee plans (1,037,255 shares)	146				146		146
Purchases (325,635 shares) and sales (45,878 shares) of treasury stock under employee plans — net		1	(47)		(45)		(45)
Other treasury shares purchased, not retired (4,968,417 shares)			(780)		(780)		(780)
Changes in noncontrolling interests						(7)	(7)
Equity - March 31, 2018	$54,712	$156,371	$(164,334)	$(28,583)	$18,166	$124	$18,290

* Reflects the adoption of the FASB guidance on stranded tax effects, hedging and financial instruments. Refer to note 2, “Accounting Changes.”

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

In the first quarter of 2019, the company made a number of changes to its organizational structure and management system. These changes impacted the company’s reportable segments, but did not impact the company’s Consolidated Financial Statements. Refer to note 8, “Segments,” for additional information on the changes in reportable segments. The periods presented in this Form 10-Q are reported on a comparable basis. The company provided recast historical segment information reflecting these changes in a Form 8-K dated April 4, 2019.

For the three months ended March 31, 2019, the company recorded a provision for income taxes of $289 million and its effective tax rate was 15.4 percent. The rate was primarily driven by the geographical mix of income and foreign and domestic audit activity, partially offset by a discrete tax charge of $129 million related to the January 2019 additional tax reform guidance issued by the U.S. Treasury.  In the first quarter of 2018, the company reported a benefit from income taxes of $540 million and its effective tax rate was (47.5) percent.  This benefit was primarily driven by audit resolutions partially offset by a discrete provisional charge related to U.S. tax reform guidance.

Noncontrolling interest amounts of $7.0 million and $7.8 million, net of tax, for the three months ended March 31, 2019 and 2018, respectively, are included as a reduction within other (income) and expense in the Consolidated Statement of Earnings.

Interim results are not necessarily indicative of financial results for a full year. The information included in this Form 10-Q should be read in conjunction with the company’s 2018 Annual Report.

Within the financial statements and tables presented, certain columns and rows may not add due to the use of rounded numbers for disclosure purposes. Percentages presented are calculated from the underlying whole-dollar amounts. Certain prior year amounts have been reclassified to conform to the current year presentation. This is annotated where applicable.

2. Accounting Changes:

New Standards to be Implemented

In August 2018, the Financial Accounting Standards Board (FASB) issued guidance which changed the disclosure requirements for fair value measurements and defined benefit plans. The guidance is effective for each of the topics on January 1, 2020 and December 31, 2020, respectively, with early adoption of certain provisions permitted. The company early adopted the provision in the fair value guidance that removed the Level 1/Level 2 transfer disclosures. The company is evaluating the adoption date for the remaining changes. As the guidance is a change to disclosures only, the company does not expect the guidance to have a material impact in the consolidated financial results.

In January 2017, the FASB issued guidance that simplifies the goodwill impairment test by removing Step 2. The guidance also changes the requirements for reporting units with zero or negative carrying amounts and requires additional disclosures for these reporting units. The guidance is effective January 1, 2020 and early adoption is permitted. The company expects to adopt the guidance on a prospective basis on the effective date. The company is evaluating the impact of the guidance.

In June 2016, with amendments in 2018, the FASB issued guidance for credit impairment based on an expected loss model rather than an incurred loss model. The guidance requires the consideration of all available relevant information when estimating expected credit losses, including past events, current conditions and forecasts and their implications for expected

Notes to Consolidated Financial Statements — (continued)

credit losses. A cross-functional team was established that is evaluating the financial instruments portfolio and the system, process and policy change requirements and continues to make substantial progress. The new guidance expands the scope of financial instruments subject to impairment, including off-balance sheet commitments and residual value. The guidance is effective January 1, 2020 with one-year early adoption permitted. The company will adopt the guidance as of the effective date and is continuing to evaluate the impact.

Standards Implemented

The FASB issued guidance in February 2016, with amendments in 2018 and 2019, which changed the accounting for leases. The guidance requires lessees to recognize right-of-use assets and lease liabilities for most leases in the Consolidated Statement of Financial Position. The guidance also made some changes to lessor accounting, including elimination of the use of third-party residual value guarantee insurance in the lease classification test, and overall aligns with the new revenue recognition guidance. The guidance requires qualitative and quantitative disclosures to assess the amount, timing and uncertainty of cash flows arising from leases. The company adopted the guidance effective January 1, 2019, using the transition option whereby prior comparative periods were not retrospectively presented in the Consolidated Financial Statements. The company elected the package of practical expedients not to reassess prior conclusions related to contracts containing leases, lease classification and initial direct costs and the lessee practical expedient to combine lease and nonlease components for all asset classes. The company made a policy election to not recognize right-of-use assets and lease liabilities for short-term leases for all asset classes. The guidance had a material impact on the Consolidated Statement of Financial Position as of the effective date. As a lessee, at adoption, the company recognized operating and financing right-of-use (ROU) assets of $4.8 billion and $0.2 billion, respectively, and operating and financing lease liabilities of $5.1 billion and $0.2 billion, respectively. The transition adjustment recognized in retained earnings at January 1, 2019 was not material. From a lessor perspective, the changes in lease termination guidance and removal of third-party residual value guarantee insurance in the lease classification test did not have a material impact in the consolidated financial results. Refer to note 5, “Leases,” for additional information, including further discussion on the impact of adoption.

In August 2018, the FASB issued guidance on a customer’s accounting for implementation costs incurred in cloud-computing arrangements that are hosted by a vendor. Certain types of implementation costs should be capitalized and amortized over the term of the hosting arrangement. The guidance is effective January 1, 2020 and early adoption is permitted. The company adopted the guidance on January 1, 2019 on a prospective basis. The guidance did not have a material impact in the consolidated financial results.

In February 2018, the FASB issued guidance that allows entities to elect an option to reclassify the stranded tax effects related to the application of U.S. tax reform from accumulated other comprehensive income/(loss) (AOCI) to retained earnings. The guidance was effective January 1, 2019 with early adoption permitted, and can be applied either in the period of adoption or retrospectively to all applicable periods. The company adopted the guidance effective January 1, 2018, and elected not to reclassify prior periods. In accordance with its accounting policy, the company releases income tax effects from AOCI once the reason the tax effects were established cease to exist (e.g., when available-for-sale debt securities are sold or if a pension plan is liquidated). This guidance allows for the reclassification of stranded tax effects as a result of the change in tax rates from U.S. tax reform to be recorded upon adoption of the guidance rather than at the actual cessation date. At adoption on January 1, 2018, $2.4 billion was reclassified from AOCI to retained earnings, primarily comprised of amounts relating to retirement-related benefit plans.

In August 2017, the FASB issued guidance to simplify the application of hedge accounting in certain areas, better portray the economic results of an entity’s risk management activities in its financial statements and make targeted improvements to presentation and disclosure requirements. The guidance was effective January 1, 2019 with early adoption permitted. The company adopted the guidance as of January 1, 2018, and it did not have a material impact in the consolidated financial results.

In March 2017, the FASB issued guidance that impacts the presentation of net periodic pension and postretirement benefit costs (net benefit cost). Under the guidance, the service cost component of net benefit cost continues to be presented within cost, SG&A expense and RD&E expense in the Consolidated Statement of Earnings, unless eligible for capitalization. The other components of net benefit cost are presented separately from service cost within other (income) and expense in the Consolidated Statement of Earnings. The guidance was effective January 1, 2018 with early adoption permitted. The company adopted the guidance as of the effective date. The guidance is primarily a change in financial statement presentation and did not have a material impact in the consolidated financial results. This presentation change was applied retrospectively upon adoption.

Notes to Consolidated Financial Statements — (continued)

In January 2016, the FASB issued guidance which addresses aspects of recognition, measurement, presentation and disclosure of financial instruments. The guidance was effective January 1, 2018 and early adoption was not permitted except for limited provisions. The company adopted the guidance on the effective date. The guidance required certain equity investments to be measured at fair value with changes recognized in net income. The amendment also simplified the impairment test of equity investments that lack readily determinable fair value. The guidance did not have a material impact in the consolidated financial results.

The FASB issued guidance on the recognition of revenue from contracts with customers in May 2014 with amendments in 2015 and 2016. Revenue recognition depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires specific disclosures relating to revenue recognition. The company adopted the guidance effective January 1, 2018 using the modified retrospective transition method. At adoption, $557 million was reclassified from notes and accounts receivable—trade and deferred income—current to prepaid expenses and other current assets to establish the opening balance for net contract assets. In-scope sales commission costs previously recorded in the Consolidated Statement of Earnings were capitalized in deferred costs in accordance with the transition guidance, in the amount of $737 million. Deferred income of $29 million was recorded for certain software licenses that will be recognized over time versus at point in time under previous guidance. Additionally, net deferred taxes were reduced by $184 million in the Consolidated Statement of Financial Position, resulting in a cumulative-effect net increase to retained earnings of $524 million. In the fourth quarter of 2018, the company recognized an additional impact to net deferred taxes and retained earnings of $56 million, resulting in a total net increase to retained earnings of $580 million. The decrease to net deferred taxes was the result of the company’s election to include Global Intangible Low-Taxed Income (GILTI) in measuring deferred taxes. The revenue guidance did not have a material impact in the company’s consolidated financial results. Refer to note 3, “Revenue Recognition,” for additional information.

In March 2016, the FASB issued guidance which changed the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification in the Consolidated Statement of Cash Flows. The guidance was effective and adopted by the company on January 1, 2017, and it did not have a material impact in the Consolidated Statement of Financial Position. The ongoing impact of the guidance could result in increased volatility in the provision for income taxes and earnings per share in the Consolidated Statement of Earnings, depending on the company’s share price at exercise or vesting of share-based awards compared to grant date, however these impacts are not expected to be material. These impacts are recorded on a prospective basis. The company continues to estimate forfeitures in conjunction with measuring stock-based compensation cost. The guidance also requires cash payments on behalf of employees for shares directly withheld for taxes to be presented as financing outflows in the Consolidated Statement of Cash Flows. The FASB also issued guidance in May 2017 and June 2018, which relates to the accounting for modifications of share-based payment awards and accounting for share-based payments issued to non-employees, respectively. The company adopted the guidance for modifications in the second quarter of 2017, and guidance for non-employees’ payments in the second quarter of 2018. The guidance had no impact in the consolidated financial results.

Notes to Consolidated Financial Statements — (continued)

3. Revenue Recognition:

Disaggregation of Revenue

The following tables provide details of revenue by major products/service offerings and by geography.

Revenue by Major Products/Service Offerings

(Dollars in millions)	Cloud &	Global	Global
For the three months	Cognitive	Business	Technology		Global		Total
ended March 31, 2019:	Software	Services	Services	Systems	Financing	Other	Revenue

Cognitive Applications	$1,308	$—	$—	$—	$—	$—	$1,308
Cloud & Data Platforms	1,917	—	—	—	—	—	1,917
Transaction Processing Platforms	1,812	—	—	—	—	—	1,812

Consulting	—	1,964	—	—	—	—	1,964
Application Management	—	1,908	—	—	—	—	1,908
Global Process Services	—	247	—	—	—	—	247

Infrastructure & Cloud Services	—	—	5,209	—	—	—	5,209
Technology Support Services	—	—	1,665	—	—	—	1,665

Systems Hardware	—	—	—	914	—	—	914
Operating Systems Software	—	—	—	414	—	—	414

Global Financing*	—	—	—	—	406	—	406

Other Revenue	—	—	—	—	—	417	417
Total	$5,037	$4,119	$6,875	$1,328	$406	$417	$18,182

* Contains lease and loan/working capital financing arrangements which are not subject to the guidance on revenue from contracts with customers.

Revenue by Geography

(Dollars in millions)
For the three months	Total
ended March 31, 2019:	Revenue

Americas	$8,493
Europe/Middle East/Africa	5,727
Asia Pacific	3,961
Total	$18,182

Notes to Consolidated Financial Statements — (continued)

Revenue by Major Products/Service Offerings

(Dollars in millions)	Cloud &	Global	Global
For the three months	Cognitive	Business	Technology		Global		Total
ended March 31, 2018:	Software*	Services*	Services*	Systems	Financing	Other*	Revenue

Cognitive Applications	$1,286	$—	$—	$—	$—	$—	$1,286
Cloud & Data Platforms	1,950	—	—	—	—	—	1,950
Transaction Processing Platforms	1,880	—	—	—	—	—	1,880

Consulting	—	1,867	—	—	—	—	1,867
Application Management	—	2,002	—	—	—	—	2,002
Global Process Services	—	246	—	—	—	—	246

Infrastructure & Cloud Services	—	—	5,639	—	—	—	5,639
Technology Support Services	—	—	1,782	—	—	—	1,782

Systems Hardware	—	—	—	1,093	—	—	1,093
Operating Systems Software	—	—	—	407	—	—	407

Global Financing**	—	—	—	—	405	—	405

Other Revenue	—	—	—	—	—	515	515
Total	$5,116	$4,115	$7,421	$1,500	$405	$515	$19,072

*   Recast to conform to 2019 presentation.

** Contains lease and loan/working capital financing arrangements which are not subject to the guidance on revenue from contracts with customers.

Revenue by Geography

(Dollars in millions)
For the three months	Total
ended March 31, 2018:	Revenue

Americas	$8,707
Europe/Middle East/Africa	6,176
Asia Pacific	4,188
Total	$19,072

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

At March 31, 2019, the aggregate amount of the transaction price allocated to RPO related to customer contracts that are unsatisfied or partially unsatisfied was $118 billion. Given the profile of contract terms, approximately 60 percent of this amount is expected to be recognized as revenue over the next two years, approximately 35 percent between three and five years and the balance (mostly Infrastructure & Cloud Services) thereafter.

Notes to Consolidated Financial Statements — (continued)

At December 31, 2018, the aggregate amount of the transaction price allocated to RPO related to customer contracts that were unsatisfied or partially unsatisfied was $124 billion. Given the profile of contract terms, approximately 60 percent of this amount was expected to be recognized as revenue over the next two years, approximately 35 percent between three and five years and the balance (mostly Infrastructure & Cloud Services) thereafter.

Revenue Recognized for Performance Obligations Satisfied (or Partially Satisfied) in Prior Periods

For the three months ending March 31, 2019, the impact to revenue from performance obligations satisfied (or partially satisfied) in previous periods was immaterial. For the three months ending March 31, 2018, revenue was reduced by $22 million for performance obligations satisfied (or partially satisfied) in previous periods, mainly due to changes in estimates on percentage-of-completion based contracts. Refer to note A, “Significant Accounting Policies,” in the company’s 2018 Annual Report for additional information on percentage-of-completion contracts and estimates of costs to complete.

Reconciliation of Contract Balances

The following table provides information about notes and accounts receivables — trade, contract assets and deferred income balances:

	At March 31,	At December 31,
(Dollars in millions)	2019	2018
Notes and accounts receivable—trade (net of allowances of $316 and $309 at March 31, 2019 and December 31, 2018, respectively)	$6,987	$7,432
Contract assets (1)	528	470
Deferred income (current)	12,134	11,165
Deferred income (noncurrent)	3,481	3,445

(1) Included within prepaid expenses and other current assets in the Consolidated Statement of Financial Position.

The amount of revenue recognized during the three months ended March 31, 2019 that was included within the deferred income balance at December 31, 2018 was $3.5 billion and primarily related to services and software. The amount of revenue recognized during the three months ended March 31, 2018 that was included within the deferred income balance at January 1, 2018 was $3.5 billion and was also primarily related to services and software.

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

Notes to Consolidated Financial Statements — (continued)

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

Certain non-financial assets such as property, plant and equipment, operating right-of-use assets, land, goodwill and intangible assets are also subject to nonrecurring fair value measurements if they are deemed to be impaired. The impairment models used for non-financial assets depend on the type of asset. There were no material impairments of non-financial assets for the three months ended March 31, 2019 and 2018, respectively.

Accounting guidance permits the measurement of eligible financial assets, financial liabilities and firm commitments at fair value, on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. This election is irrevocable. The company has not applied the fair value option to any eligible assets or liabilities.

Effective January 1, 2018, the company adopted the new FASB guidance on recognition, measurement, presentation and disclosure of financial instruments using the cumulative catch-up transition method. Since adoption, the company measures equity investments at fair value with changes recognized in net income. Refer to note 2, “Accounting Changes,” for further information.

The following tables present the company’s financial assets and financial liabilities that are measured at fair value on a recurring basis at March 31, 2019 and December 31, 2018.

Notes to Consolidated Financial Statements — (continued)

(Dollars in millions)
At March 31, 2019	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (1)
Time deposits and certificates of deposit	$—	$12,686	$—	$12,686	(6)
Money market funds	25	—	—	25
U.S. government securities	—	1,498	—	1,498	(6)
Total	$25	$14,184	$—	$14,209
Equity investments (2)	0	—	—	0
Debt securities - current (3)	—	872	—	872	(6)
Derivative assets (4)	4	690	—	694	(7)
Total assets	$29	$15,747	$—	$15,776
Liabilities:
Derivative liabilities (5)	$—	$705	$—	$705	(7)

(1) Included within cash and cash equivalents in the Consolidated Statement of Financial Position.

(2) Included within investments and sundry assets in the Consolidated Statement of Financial Position.

(3) Included within marketable securities in the Consolidated Statement of Financial Position.

(4) The gross balances of derivative assets contained within prepaid expenses and other current assets, and investments and sundry assets in the Consolidated Statement of Financial Position at March 31, 2019 were $346 million and $348 million, respectively.

(5) The gross balances of derivative liabilities contained within other accrued expenses and liabilities, and other liabilities in the Consolidated Statement of Financial Position at March 31, 2019 were $316 million and $389 million, respectively.

(6) Available-for-sale debt securities with carrying values that approximate fair value.

(7) If derivative exposures covered by a qualifying master netting agreement had been netted in the Consolidated Statement of Financial Position, the total derivative asset and liability positions each would have been reduced by $353 million.

(Dollars in millions)
At December 31, 2018	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (1)
Time deposits and certificates of deposit	$—	$7,679	$—	$7,679	(6)
Money market funds	25	—	—	25
Total	$25	$7,679	$—	$7,704
Equity investments (2)	0	—	—	0
Debt securities - current (3)	—	618	—	618	(6)
Derivative assets (4)	1	731	—	731	(7)
Total assets	$26	$9,028	$—	$9,053
Liabilities:
Derivative liabilities (5)	$40	$343	$—	$383	(7)

(1) Included within cash and cash equivalents in the Consolidated Statement of Financial Position.

(2) Included within investments and sundry assets in the Consolidated Statement of Financial Position.

(3) Included within marketable securities in the Consolidated Statement of Financial Position.

(4) The gross balances of derivative assets contained within prepaid expenses and other current assets, and investments and sundry assets in the Consolidated Statement of Financial Position at December 31, 2018 were $385 million and $347 million, respectively.

(5) The gross balances of derivative liabilities contained within other accrued expenses and liabilities, and other liabilities in the Consolidated Statement of Financial Position at December 31, 2018 were $177 million and $206 million, respectively.

(6) Available-for-sale debt securities with carrying values that approximate fair value.

(7) If derivative exposures covered by a qualifying master netting agreement had been netted in the Consolidated Statement of Financial Position, the total derivative asset and liability positions each would have been reduced by $267 million.

Notes to Consolidated Financial Statements — (continued)

Financial Assets and Liabilities Not Measured at Fair Value

Short-Term Receivables and Payables

Notes and other accounts receivable and other investments are financial assets with carrying values that approximate fair value. Accounts payable, other accrued expenses and short-term debt (excluding the current portion of long-term debt and including short-term finance lease liabilities) are financial liabilities with carrying values that approximate fair value. If measured at fair value in the financial statements, these financial instruments would be classified as Level 3 in the fair value hierarchy, except for short-term debt which would be classified as Level 2.

Loans and Long-Term Receivables

Fair values are based on discounted future cash flows using current interest rates offered for similar loans to clients with similar credit ratings for the same remaining maturities. At March 31, 2019 and December 31, 2018, the difference between the carrying amount and estimated fair value for loans and long-term receivables was immaterial. If measured at fair value in the financial statements, these financial instruments would be classified as Level 3 in the fair value hierarchy.

Long-Term Debt

Fair value of publicly-traded long-term debt is based on quoted market prices for the identical liability when traded as an asset in an active market. For other long-term debt (including long-term finance lease liabilities) for which a quoted market price is not available, an expected present value technique that uses rates currently available to the company for debt with similar terms and remaining maturities is used to estimate fair value. The carrying amount of long-term debt was $39,727 million and $35,605 million, and the estimated fair value was $41,675 million and $36,599 million at March 31, 2019 and December 31, 2018, respectively. If measured at fair value in the financial statements, long-term debt (including the current portion) would be classified as Level 2 in the fair value hierarchy.

Available-for-Sale Securities

Gross realized gains/losses from the sale of available-for-sale securities during the three month periods ended March 31, 2019 and 2018 were immaterial. After-tax net unrealized holding gains/losses on available-for-sale securities that have been included in other comprehensive income/loss for the three month periods ended March 31, 2019 and 2018 were immaterial.

The contractual maturities of substantially all available-for-sale debt securities are less than one year at March 31, 2019.

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

The company is also a party to collateral security arrangements with most of its major derivative counterparties. These arrangements require the company to hold or post collateral (cash or U.S. Treasury securities) when the derivative fair values exceed contractually established thresholds. Posting thresholds can be fixed or can vary based on credit default swap pricing or credit ratings received from the major credit agencies. The aggregate fair value of all derivative instruments under these

Notes to Consolidated Financial Statements — (continued)

collateralized arrangements that were in a liability position at March 31, 2019 and December 31, 2018 was $359 million and $74 million, respectively, for which $14 million of collateral was posted and reduced the position at March 31, 2019 and no collateral was posted at December 31, 2018. Full collateralization of these agreements would be required in the event that the company’s credit rating falls below investment grade or if its credit default swap spread exceeds 250 basis points, as applicable, pursuant to the terms of the collateral security arrangements. The aggregate fair value of derivative instruments in asset positions at March 31, 2019 and December 31, 2018 was $694 million and $731 million, respectively. This amount represents the maximum exposure to loss at the reporting date if the counterparties failed to perform as contracted. This exposure was reduced by $353 million and $267 million at March 31, 2019 and December 31, 2018, respectively, of liabilities included in master netting arrangements with those counterparties. Additionally, at March 31, 2019 and December 31, 2018, this exposure was reduced by $20 million and $70 million of cash collateral, respectively. There were no non-cash collateral balances in U.S. Treasury securities at March 31, 2019 and December 31, 2018. At March 31, 2019 and December 31, 2018, the net exposure related to derivative assets recorded in the Consolidated Statement of Financial Position was $321 million and $395 million, respectively. At March 31, 2019 and December 31, 2018, the net position related to derivative liabilities recorded in the Consolidated Statement of Financial Position was $338 million and $116 million, respectively.

In the Consolidated Statement of Financial Position, the company does not offset derivative assets against liabilities in master netting arrangements nor does it offset receivables or payables recognized upon payment or receipt of cash collateral against the fair values of the related derivative instruments. The amount recognized in other receivables for the right to reclaim cash collateral was $14 million at March 31, 2019. No amount was recognized in other receivables at December 31, 2018 for the right to reclaim cash collateral. The amount recognized in accounts payable for the obligation to return cash collateral was $20 million and $70 million at March 31, 2019 and December 31, 2018, respectively. The company restricts the use of cash collateral received to rehypothecation, and therefore reports it in restricted cash in the Consolidated Statement of Financial Position. The company rehypothecated $14 million of cash collateral received at March 31, 2019 and no amount was rehypothecated at December 31, 2018.

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

In its hedging programs, the company may use forward contracts, futures contracts, interest-rate swaps, cross-currency swaps, equity swaps, and options depending upon the underlying exposure. The company is not a party to leveraged derivative instruments.

A brief description of the major hedging programs, categorized by underlying risk, follows.

Interest Rate Risk

Fixed and Variable Rate Borrowings

The company issues debt in the global capital markets to fund its operations and financing business. Access to cost-effective financing can result in interest rate mismatches with the underlying assets. To manage these mismatches and to reduce overall interest cost, the company may use interest-rate swaps to convert specific fixed-rate debt issuances into variable-rate debt (i.e., fair value hedges) and to convert specific variable-rate debt issuances into fixed-rate debt (i.e., cash flow hedges). At March 31, 2019 and December 31, 2018, the total notional amount of the company’s interest-rate swaps was $6.8 billion and $7.6 billion, respectively. The weighted-average remaining maturity of these instruments at March 31, 2019 and December 31, 2018 was approximately 3.6 years and 3.5 years, respectively. These interest-rate contracts were accounted for as fair value hedges. The company did not have any cash flow hedges relating to this program outstanding at March 31, 2019 and December 31, 2018.

Forecasted Debt Issuance

The company is exposed to interest rate volatility on future debt issuances. To manage this risk, the company may use instruments such as forward starting interest-rate swaps to lock in the rate on the interest payments related to the forecasted debt issuances. At March 31, 2019 and December 31, 2018, the total notional amount of forward starting interest-rate swaps

Notes to Consolidated Financial Statements — (continued)

outstanding was $5.5 billion at both periods. These swaps are linked to future interest payments on anticipated U.S. dollar debt issuances forecasted to occur throughout 2019 and 2020. The maximum length of time over which the company has hedged its exposure to the variability in future cash flows is 30 years. These swaps are accounted for as cash flow hedges.

In connection with cash flow hedges of forecasted interest payments related to the company’s borrowings, the company recorded net losses of $206 million and net losses of $35 million (before taxes) at March 31, 2019 and December 31, 2018, respectively, in AOCI. The company estimates that $11 million (before taxes) of the deferred net losses on derivatives in AOCI at March 31, 2019 will be reclassified to net income within the next 12 months, providing an offsetting economic impact against the underlying anticipated transactions.

Foreign Exchange Risk

Long-Term Investments in Foreign Subsidiaries (Net Investment)

A large portion of the company’s foreign currency denominated debt portfolio is designated as a hedge of net investment in foreign subsidiaries to reduce the volatility in stockholders’ equity caused by changes in foreign currency exchange rates in the functional currency of major foreign subsidiaries with respect to the U.S. dollar. The company also uses cross-currency swaps and foreign exchange forward contracts for this risk management purpose. At March 31, 2019 and December 31, 2018, the total notional amount of derivative instruments designated as net investment hedges was $6.0 billion and $6.4 billion, respectively. At March 31, 2019 and December 31, 2018, the weighted-average remaining maturity of these instruments was approximately 0.2 years at both periods.

Anticipated Royalties and Cost Transactions

The company’s operations generate significant nonfunctional currency, third-party vendor payments and intercompany payments for royalties and goods and services among the company’s non-U.S. subsidiaries and with the company. In anticipation of these foreign currency cash flows and in view of the volatility of the currency markets, the company selectively employs foreign exchange forward contracts to manage its currency risk. These forward contracts are accounted for as cash flow hedges. The maximum length of time over which the company has hedged its exposure to the variability in future cash flows is four years. At March 31, 2019 and December 31, 2018, the total notional amount of forward contracts designated as cash flow hedges of forecasted royalty and cost transactions was $10.0 billion and $9.8 billion, respectively. At March 31, 2019 and December 31, 2018, the weighted-average remaining maturity of these instruments was approximately 0.8 years at both periods.

At March 31, 2019 and December 31, 2018, in connection with cash flow hedges of anticipated royalties and cost transactions, the company recorded net gains of $356 million and net gains of $342 million (before taxes), respectively, in AOCI. The company estimates that $256 million (before taxes) of deferred net gains on derivatives in AOCI at March 31, 2019 will be reclassified to net income within the next 12 months, providing an offsetting economic impact against the underlying anticipated transactions.

Foreign Currency Denominated Borrowings

The company is exposed to exchange rate volatility on foreign currency denominated debt. To manage this risk, the company employs cross-currency swaps to convert fixed-rate foreign currency denominated debt to fixed-rate debt denominated in the functional currency of the borrowing entity. These swaps are accounted for as cash flow hedges. The maximum length of time over which the company has hedged its exposure to the variability in future cash flows is approximately 12 years. At March 31, 2019 and December 31, 2018, the total notional amount of cross-currency swaps designated as cash flow hedges of foreign currency denominated debt was $12.2 billion and $6.5 billion, respectively.

At March 31, 2019 and December 31, 2018, in connection with cash flow hedges of foreign currency denominated borrowings, the company recorded net losses of $21 million and net gains of $75 million (before taxes), respectively, in AOCI. The company estimates that $346 million (before taxes) of deferred net gains on derivatives in AOCI at March 31, 2019 will be reclassified to net income within the next 12 months, providing an offsetting economic impact against the underlying exposure.

Subsidiary Cash and Foreign Currency Asset/Liability Management

The company uses its Global Treasury Centers to manage the cash of its subsidiaries. These centers principally use currency swaps to convert cash flows in a cost-effective manner. In addition, the company uses foreign exchange forward

Notes to Consolidated Financial Statements — (continued)

contracts to economically hedge, on a net basis, the foreign currency exposure of a portion of the company’s nonfunctional currency assets and liabilities. The terms of these forward and swap contracts are generally less than one year. The changes in the fair values of these contracts and of the underlying hedged exposures are generally offsetting and are recorded in other (income) and expense in the Consolidated Statement of Earnings. At March 31, 2019 and December 31, 2018, the total notional amount of derivative instruments in economic hedges of foreign currency exposure was $5.0 billion and $5.2 billion, respectively.

Equity Risk Management

The company is exposed to market price changes in certain broad market indices and in the company’s own stock primarily related to certain obligations to employees. Changes in the overall value of these employee compensation obligations are recorded in SG&A expense in the Consolidated Statement of Earnings. Although not designated as accounting hedges, the company utilizes derivatives, including equity swaps and futures, to economically hedge the exposures related to its employee compensation obligations. The derivatives are linked to the total return on certain broad market indices or the total return on the company’s common stock, and are recorded at fair value with gains or losses also reported in SG&A expense in the Consolidated Statement of Earnings. At March 31, 2019 and December 31, 2018, the total notional amount of derivative instruments in economic hedges of these compensation obligations was $1.2 billion at both periods.

Other Risks

The company may hold warrants to purchase shares of common stock in connection with various investments that are deemed derivatives because they contain net share or net cash settlement provisions. The company records the changes in the fair value of these warrants in other (income) and expense in the Consolidated Statement of Earnings. The company did not have any warrants qualifying as derivatives outstanding at March 31, 2019 and December 31, 2018.

The company is exposed to a potential loss if a client fails to pay amounts due under contractual terms. The company may utilize credit default swaps to economically hedge its credit exposures. The swaps are recorded at fair value with gains and losses reported in other (income) and expense in the Consolidated Statement of Earnings. The company did not have any derivative instruments relating to this program outstanding at March 31, 2019 and December 31, 2018.

The company is exposed to market volatility on certain investment securities. The company may utilize options or forwards to economically hedge its market exposure. The derivatives are recorded at fair value with gains and losses reported in other (income) and expense in the Consolidated Statement of Earnings. At March 31, 2019 and December 31, 2018, the company did not have any derivative instruments relating to this program outstanding.

The following tables provide a quantitative summary of the derivative and non-derivative instrument-related risk management activity at March 31, 2019 and December 31, 2018, as well as for the three months ended March 31, 2019 and 2018, respectively.

Notes to Consolidated Financial Statements — (continued)

Fair Values of Derivative Instruments in the Consolidated Statement of Financial Position

	Fair Value of Derivative Assets			Fair Value of Derivative Liabilities
	Balance Sheet			Balance Sheet
(Dollars in millions)	Classification	3/31/2019	12/31/2018	Classification	3/31/2019	12/31/2018
Designated as hedging instruments:
Interest rate contracts	Prepaid expenses and other current assets	$12	$9	Other accrued expenses and liabilities	$211	$4
	Investments and sundry assets	245	212	Other liabilities	24	76
Foreign exchange contracts	Prepaid expenses and other current assets	301	348	Other accrued expenses and liabilities	99	110
	Investments and sundry assets	104	135	Other liabilities	365	129
	Fair value of derivative assets	$662	$704	Fair value of derivative liabilities	$699	$320
Not designated as hedging instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	$22	$26	Other accrued expenses and liabilities	$5	$13
Equity contracts	Prepaid expenses and other current assets	10	2	Other accrued expenses and liabilities	0	51
	Fair value of derivative assets	$32	$28	Fair value of derivative liabilities	$6	$63
Total derivatives		$694	$731		$705	$383
Total debt designated as hedging instruments(1):
Short-term debt		N/A	N/A		$—	$—
Long-term debt		N/A	N/A		6,175	6,261
		N/A	N/A		$6,175	$6,261
Total		$694	$731		$6,880	$6,644

(1) Debt designated as hedging instruments are reported at carrying value.

N/A - not applicable

Notes to Consolidated Financial Statements — (continued)

At March 31, 2019 and December 31, 2018, the following amounts were recorded in the Consolidated Statement of Financial Position related to cumulative basis adjustments for fair value hedges:

	March 31,		December 31,
(Dollars in millions)	2019		2018
Short-term debt:
Carrying amount of the hedged item	$(1,129)		$(1,878)
Cumulative hedging adjustments included in the carrying amount - assets/(liabilities)	(4	)(1)	(4	)(1)
Long-term debt:
Carrying amount of the hedged item	$(6,073)		$(6,004)
Cumulative hedging adjustments included in the carrying amount - assets/(liabilities)	(402	)(2)	(333	)(2)

(1) Includes ($4) million and ($6) million of hedging adjustments on discontinued hedging relationships at March 31, 2019 and December 31, 2018, respectively.

(2) Includes ($209) million and ($213) million of hedging adjustments on discontinued hedging relationships at March 31, 2019 and December 31, 2018, respectively.

The Effect of Derivative Instruments in the Consolidated Statement of Earnings

The total amounts of income and expense line items presented in the Consolidated Statement of Earnings in which the effects of fair value hedges, cash flow hedges, net investment hedges and derivatives not designated as hedging instruments are recorded and the total effect of hedge activity on these income and expense line items are as follows:

			Gains/(Losses) of
(Dollars in millions)	Total		Total Hedge Activity
For the three months ended March 31:	2019	2018	2019	2018
Cost of services	$8,359	$8,835	$10	$19
Cost of sales	1,516	1,722	18	(17)
Cost of financing	264	269	(18)	4	*
SG&A expense	4,691	5,445	141	(33)
Other (income) and expense	(73)	413	(69)	49
Interest expense	210	165	(20)	4	*

* Reclassified to conform to 2019 presentation.

Notes to Consolidated Financial Statements — (continued)

	Gain (Loss) Recognized in Earnings
	Consolidated	Recognized on		Attributable to Risk
(Dollars in millions)	Statement of	Derivatives		Being Hedged(2)
For the three months ended March 31:	Earnings Line Item	2019	2018	2019	2018
Derivative instruments in fair value hedges(1):
Interest rate contracts	Cost of financing	$36	$(80)	$(33)	$96
	Interest expense	39	(72)	(36)	87
Derivative instruments not designated as hedging instruments:

Foreign exchange contracts	Other (income) and expense	18	(55)	N/A	N/A
Equity contracts	SG&A expense	119	(14)	N/A	N/A
Total		$212	$(222)	$(69)	$182

	Gain (Loss) Recognized in Earnings and Other Comprehensive Income
(Dollars in millions)			Consolidated	Reclassified			Amounts Excluded from
For the three months	Recognized in OCI		Statement of	from AOCI			Effectiveness Testing(3)
ended March 31:	2019	2018	Earnings Line Item	2019	2018		2019	2018
Derivative instruments in cash flow hedges:
Interest rate contracts	$(171)	$—	Cost of financing	$—	$—		$—	$—
			Interest expense	—	—		—	—
Foreign exchange contracts	(181)	61	Cost of services	10	19		—	—
			Cost of sales	18	(17)		—	—
			Cost of financing	(29)	(18	)*
			SG&A expense	22	(18)		—	—
			Other (income) and expense	(87)	104		—	—
			Interest expense	(33)	(16	)*
Instruments in net investment hedges(4):
Foreign exchange contracts			Cost of financing	—	—		8	6	*
	19	(204)	Interest expense	—	—		9	6	*
Total	$(333)	$(143)		$(98)	$54		$17	$12

* Reclassified to conform to 2019 presentation.

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

N/A - not applicable

For the three months ending March 31, 2019 and 2018, there were no material gains or losses excluded from the assessment of hedge effectiveness (for fair value or cash flow hedges), or associated with an underlying exposure that did not or was not expected to occur (for cash flow hedges); nor are there any anticipated in the normal course of business.

Notes to Consolidated Financial Statements — (continued)

5. Leases: The company conducts business as both a lessee and a lessor. In its ordinary course of business, the company enters into leases as a lessee for property, plant and equipment. The company is also the lessor of certain equipment, mainly through its Global Financing segment.

When procuring goods or services, or upon entering into a contract with its clients, the company determines whether an arrangement contains a lease at its inception. As part of that evaluation, the company considers whether there is an implicitly or explicitly identified asset in the arrangement and whether the company, as the lessee, or the client, if the company is the lessor, has the right to control that asset.

The company determines whether there is a right to control the use of the asset by assessing its rights, as the lessee, or the client’s rights, if the company is the lessor, to obtain substantially all of the economic benefits from the use of the identified asset and the rights to direct the use of the identified asset. If there is either an explicit or embedded lease within a contract, the company determines the classification of the lease (e.g., finance, operating, sales-type lease) at the lease commencement date.

Accounting for leases as a lessee

Effective January 1, 2019, when the company is the lessee, all leases with a term of more than 12 months are recognized as right-of-use (ROU) assets and associated lease liabilities in the Consolidated Statement of Financial Position. The lease liabilities are measured at the lease commencement date and determined using the present value of the minimum lease payments not yet paid and the company’s incremental borrowing rate, which approximates the rate at which the company would borrow, on a secured basis, in the country where the lease was executed. The interest rate implicit in the lease is generally not determinable in transactions where the company is the lessee. The ROU asset equals the lease liability adjusted for any initial direct costs (IDCs), prepaid rent, and lease incentives. Fixed and in-substance fixed payments are included in the recognition of ROU assets and lease liabilities, however, variable lease payments, other than those based on a rate or index, are recognized in the Consolidated Statement of Earnings in the period in which the obligation for those payments is incurred. The company’s variable lease payments generally relate to payments tied to various indexes, non-lease components and payments above a contractual minimum fixed payment.

ROU assets represent the company’s right to control the underlying assets under lease, and the lease liability is the obligation to make the lease payments related to the underlying assets under lease. Operating leases are included in operating right-of-use assets — net, current operating lease liabilities and operating lease liabilities in the Consolidated Statement of Financial Position. Finance leases are included in property, plant and equipment, short-term debt and long-term debt in the Consolidated Statement of Financial Position. At March 31, 2019, the total amount of ROU assets and lease liabilities for finance leases recognized in the Consolidated Statement of Financial Position in property, plant and equipment, short-term debt and long-term debt was $149 million, $13 million, and $144 million, respectively.

Finance lease ROU assets are generally amortized on a straight-line basis over the lease term with the interest expense on the lease liability recorded using the interest method. The amortization and interest expense are recorded separately in the Consolidated Statement of Earnings. For operating leases, the amortization of the ROU asset and the interest expense on the lease liability are not separately recorded; rather, the lease cost is recognized on a straight-line basis over the lease term as a single-line item in the Consolidated Statement of Earnings, unless the ROU asset is impaired. The company has elected to not recognize leases with a lease term of less than 12 months in the Consolidated Statement of Financial Position, including those acquired in a business combination, and lease costs for those short-term leases are recognized on a straight-line basis over the lease term in the Consolidated Statement of Earnings.

For all asset classes, the company has elected the lessee practical expedient to combine lease and non-lease components (e.g., maintenance services) and account for the combined unit as a single lease component. A significant portion of the company’s lease portfolio is real estate, which are mainly accounted for as operating leases, and are primarily used for corporate offices and data centers. The average term of the real estate leases is approximately five years. Certain real estate leases have renewal and/or termination options, which are assessed to determine if those options would affect the duration of the lease term. The company also has equipment leases, such as IT equipment and vehicles, which have lease terms that range from two to five years. For certain equipment leases, the company applies a portfolio approach to account for the operating lease ROU assets and lease liabilities.

Notes to Consolidated Financial Statements — (continued)

The following table presents the various components of lease costs:

(Dollars in millions)
For the three months ended March 31:	2019
Finance lease cost:
Amortization of ROU assets	$4
Interest on lease liabilities	1
Operating lease cost	386
Short-term lease cost	9
Variable lease cost	128
Sublease income	(2)
Total lease cost	$526

The following table presents supplemental information relating to the cash flows arising from lease transactions. Cash payments made from variable lease costs and short-term leases are not included in the measurement of operating and finance lease liabilities, and, as such, are excluded from the amounts below:

(Dollars in millions except for lease term and discount rate values)
For the three months ended March 31:	2019
(Gains) and losses on sale and leaseback transactions, net	$(36)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from finance leases	$1
Financing cash outflows from finance leases	$3
Operating cash outflows from operating leases	$380
ROU assets obtained in exchange for new finance lease liabilities	$153	*
ROU assets obtained in exchange for new operating lease liabilities	$4,958	*
Weighted-average remaining lease term — finance leases	10.7	yrs.
Weighted-average remaining lease term — operating leases	5.1	yrs.
Weighted-average discount rate — finance leases	3.64%
Weighted-average discount rate — operating leases	3.34%

*  Includes opening balance additions as a result of the adoption of the new lease guidance effective January 1, 2019. The post adoption addition of leases was $156 million for operating leases and immaterial for finance leases.

The following maturity analysis presents expected undiscounted cash out flows for operating and finance leases on an annual basis for the next five years, with the exception of 2019, which presents the expected undiscounted cash out flows for operating and finance leases for the remaining nine months of the year.

						Beyond	Imputed
(Dollars in millions)	2019	2020	2021	2022	2023	2023	Interest *	Total
Finance leases	$13	$18	$18	$18	$16	$105	$(33)	$156
Operating leases	$1,192	$1,258	$937	$655	$435	$829	$(403)	$4,903

*  Imputed interest represents the difference between undiscounted cash flows and discounted cash flows.

Prior to the adoption of the new lease guidance on January 1, 2019, ROU assets and lease liabilities for operating leases were not recognized in the Consolidated Statement of Financial Position. The company has elected the practical expedient to not provide comparable presentation in the Consolidated Statement of Financial Position for periods prior to adoption. Rental expense, including amounts charged to inventories and fixed assets, and excluding amounts previously reserved, was $1,944 million for the year ended December 31, 2018. Rental expense in agreements with rent holidays and scheduled rent increases was previously recognized on a straight-line basis over the lease term. Contingent rentals were included in the determination of rental expense as accruable.

The following table, which was included in the company’s 2018 Annual Report, depicts gross minimum rental commitments under noncancelable leases, amounts related to vacant space associated with workforce transformation, sublease income commitments and capital lease commitments at December 31, 2018.

Notes to Consolidated Financial Statements — (continued)

						Beyond
(Dollars in millions)	2019	2020	2021	2022	2023	2023
Operating lease commitments
Gross minimum rental commitments
(including vacant space below)	$1,581	$1,233	$914	$640	$445	$815
Vacant space	$29	$23	$14	$9	$5	$8
Sublease income commitments	$11	$7	$5	$4	$4	$2
Capital lease commitments	$3	$3	$3	$3	$2	$28

The difference between the company’s total lease commitments as reported at December 31, 2018 compared to the January 1, 2019 ROU asset balance in the Consolidated Statement of Financial Position is primarily due to the required use of a discount factor (imputed interest) under the new lease guidance and certain amounts that are not included in the ROU asset under the new lease guidance (e.g., tenant incentives and vacant space).

Accounting for leases as a lessor

The company typically enters into leases as an alternative means of realizing value from equipment that it would otherwise sell. Assets under lease include new and used IBM equipment and certain OEM products. Equipment generally consists of IBM Z, Power Systems and Storage Systems.

Lease payments due to IBM are typically fixed and paid in equal installments over the lease term. The majority of the company’s leases do not contain variable payments that are dependent on an index or a rate. Variable lease payments that do not depend on an index or a rate (e.g., property taxes), that are paid directly by the company and are reimbursed by the client, are recorded as revenue, along with the related cost, in the period in which collection of these payments is probable. Payments that are made directly by the client to a third party, including certain property taxes and insurance, are not considered part of variable payments and therefore are not recorded by the company.  The company has made a policy election to exclude from consideration in contracts all collections from sales and other similar taxes.

The company’s payment terms for leases are typically unconditional. Therefore, while the client could terminate the lease prior to the end of the lease term, the client would be required to pay the remaining lease payments in full. At the end of the lease term, the company allows the client to either return the equipment, purchase the equipment or renew the lease based on mutually agreed upon terms. With respect to a client purchase of leased assets, the lease agreement would include an option to purchase the equipment at either a stated price or at the then-current fair market value of the equipment at the end of the lease.

When lease arrangements include multiple performance obligations, the company allocates the consideration in the contract between the lease components and the non-lease components on a relative standalone selling price basis.

The following table presents amounts included in the Consolidated Statement of Earnings related to lessor activity:

(Dollars in millions)
For the three months ended March 31:	2019
Lease income — sales-type and direct financing leases
Sales-type lease selling price	$149
Less: Carrying value of underlying assets, excluding unguaranteed residual value	55
Gross profit	94
Interest income on lease receivables	79
Total sales-type and direct financing lease income	$172
Lease income — operating leases	90
Variable lease income	18
Total lease income	$280

Notes to Consolidated Financial Statements — (continued)

Sales-Type and Direct Financing Leases

If a lease is classified as a sales-type or direct financing lease, the carrying amount of the asset is derecognized from inventory and a net investment in the lease is recorded. For a sales-type lease, the net investment in the lease is measured at commencement date as the sum of the lease receivable, the estimated guaranteed and unguaranteed residual value of the equipment less unearned income and allowance for credit losses. At March 31, 2019, the unguaranteed residual value of sales-type and direct financing leases was $566 million. For further information on the company’s net investment in leases, including guaranteed and unguaranteed residual values, refer to note 6, “Financing Receivables.” Any selling profit or loss arising from a sales-type lease is recorded at lease commencement. Selling profit or loss is presented on a gross basis when the company enters into a lease to realize value from a product that it would otherwise sell in its ordinary course of business, whereas in transactions where the company enters into a lease for the purpose of generating revenue by providing financing, the selling profit or loss is presented on a net basis. Under a sales-type lease, initial direct costs are expensed at lease commencement. The company recognizes finance income over the term of a sales-type lease on the net investment in the lease and any variable lease payments, which are not included in the net investment in the lease.

For a direct financing lease, the investment in the lease is measured similarly to a sales-type lease, however, the net investment in the lease is reduced by any selling profit. In a direct financing lease, the selling profit and initial direct costs are deferred at commencement and recognized over the lease term. The company rarely enters into direct financing leases.

The estimated residual value represents the estimated fair value of the equipment under lease at the end of the lease. Estimating residual value is a risk unique to financing activities, and management of this risk is dependent upon the ability to accurately project future equipment values at lease inception. The company has insight into product plans and cycles for the IBM products under lease. The company estimates the future fair value of leased equipment by using historical models, analyzing the current market for new and used equipment and obtaining forward-looking product information such as marketing plans and technology innovations.

The company optimizes the recovery of residual values by extending lease arrangements with existing clients. The company has historically managed residual value risk both through insight into its own product cycles and monitoring of OEM IT product announcements. The company periodically reassesses the realizable value of its lease residual values. Anticipated decreases in specific future residual values that are considered to be other-than-temporary are recognized immediately upon identification and are recorded as an adjustment to the residual value estimate. For sales-type and direct financing leases, this reduction lowers the recorded net investment and is recognized as a loss charged to finance income in the period in which the estimate is changed, as well as an adjustment to unearned income to reduce future-period financing activities. For the three months ended March 31, 2019, impairment of residual values was immaterial.

The following table provides a maturity analysis of the lease payments due to IBM on sales-type and direct financing leases over the next five years and thereafter, with the exception of 2019, which presents the expected undiscounted cash flows for the remaining nine months of the year, as well as a reconciliation of the undiscounted cash flows to the financing receivables recognized in the Consolidated Statement of Financial Position at March 31, 2019:

(Dollars in millions)	Total
2019	$2,167
2020	2,173
2021	1,353
2022	616
2023	145
Thereafter	9
Total undiscounted cash flows	$6,462
Present value of lease payments (recognized as financing receivables)	5,965	*
Difference between undiscounted cash flows and discounted cash flows	$497

* The present value of the lease payments will not equal the financing receivables balances in the Statement of Financial Position, due to certain items including IDC’s, allowance for credit losses and residual values, which are included in the financing receivables balance, but are not included in the future lease payments.

Notes to Consolidated Financial Statements — (continued)

Operating Leases

Equipment provided to clients under an operating lease is carried at cost within property, plant and equipment in the Consolidated Statement of Financial Position and depreciated over the lease term using the straight-line method, generally ranging from one to six years. The depreciable basis is the original cost of the equipment less the estimated residual value of the equipment at the end of the lease term. At March 31, 2019, the unguaranteed residual value of operating leases was $103 million.

At commencement of an operating lease, initial direct costs are deferred. As lease payments are made, the company records sales revenue over the lease term. Initial direct costs are expensed over the lease term on the same basis as lease income is recorded.

The following table provides a maturity analysis of the undiscounted lease payments due to IBM on operating leases over the next five years and thereafter, at March 31, 2019, with the exception of 2019, which presents the expected undiscounted cash flows for the remaining nine months of the year:

(Dollars in millions)	Total
2019	$183
2020	136
2021	43
2022	2
2023	0
Thereafter	0
Total undiscounted cash flows	$364

Assets under operating leases are tested for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The impairment test is based on undiscounted cash flows, and, if impaired, the asset is written down to fair value based on either discounted cash flows or appraised values.  There were no material impairment losses incurred during the period for assets under operating leases.  These assets are included in “Property, plant and equipment — net” in the Consolidated Statement of Financial Position.

Notes to Consolidated Financial Statements — (continued)

6. Financing Receivables: Financing receivables primarily consist of investment in sales-type and direct financing leases, commercial financing receivables and client loan and installment payment receivables (loans). Investment in sales-type and direct financing leases relates principally to the company’s systems products and are for terms ranging generally from two to six years. Commercial financing receivables relate primarily to inventory and accounts receivable financing for dealers and remarketers of IBM and OEM products. Payment terms for inventory and accounts receivable financing generally range from 30 to 90 days. Client loan and installment payment receivables (loans) are provided primarily to clients to finance the purchase of hardware, software and services. Payment terms on these financing arrangements are generally for terms up to seven years. Client loans and installment payment financing contracts are priced independently at competitive market rates.

A summary of the components of the company’s financing receivables is presented as follows:

	Investment in		Client Loan and
	Sales-Type and	Commercial	Installment Payment
(Dollars in millions)	Direct Financing	Financing	Receivables/
At March 31, 2019:	Leases	Receivables	(Loans)	Total
Financing receivables, gross	$6,477	$10,385	$12,582	$29,444
Unearned income	(497)	(34)	(617)	(1,148)
Recorded investment	$5,980	$10,351	$11,965	$28,296
Allowance for credit losses	(95)	(18)	(174)	(287)
Unguaranteed residual value	566	—	—	566
Guaranteed residual value	72	—	—	72
Total financing receivables, net	$6,523	$10,333	$11,791	$28,648
Current portion	$2,712	$10,333	$7,241	$20,287
Noncurrent portion	$3,811	$—	$4,550	$8,361

	Investment in		Client Loan and
	Sales-Type and	Commercial	Installment Payment
(Dollars in millions)	Direct Financing	Financing	Receivables/
At December 31, 2018:	Leases	Receivables	(Loans)	Total
Financing receivables, gross	$6,846	$11,889	$13,614	$32,348
Unearned income	(526)	(37)	(632)	(1,195)
Recorded investment	$6,320	$11,852	$12,981	$31,153
Allowance for credit losses	(99)	(13)	(179)	(292)
Unguaranteed residual value	589	—	—	589
Guaranteed residual value	85	—	—	85
Total financing receivables, net	$6,895	$11,838	$12,802	$31,536
Current portion	$2,834	$11,838	$7,716	$22,388
Noncurrent portion	$4,061	$—	$5,086	$9,148

The company utilizes certain of its financing receivables as collateral for nonrecourse borrowings. Financing receivables pledged as collateral for borrowings were $868 million and $710 million at March 31, 2019 and December 31, 2018, respectively.

The company did not have any financing receivables held for sale as of March 31, 2019 and December 31, 2018.

Notes to Consolidated Financial Statements — (continued)

Financing Receivables by Portfolio Segment

The following tables present the recorded investment by portfolio segment and by class, excluding commercial financing receivables and other miscellaneous financing receivables at March 31, 2019 and December 31, 2018. Commercial financing receivables are excluded from the presentation of financing receivables by portfolio segment, as they are short term in nature and the current estimated risk of loss and resulting impact to the company’s financing results are not material. The company determines its allowance for credit losses based on two portfolio segments: lease receivables and loan receivables, and further segments the portfolio into three classes: Americas, Europe/Middle East/Africa (EMEA) and Asia Pacific.

(Dollars in millions)
At March 31, 2019:	Americas	EMEA	Asia Pacific	Total
Recorded investment
Lease receivables	$3,617	$1,230	$1,133	$5,980
Loan receivables	6,203	3,374	2,388	11,965
Ending balance	$9,820	$4,603	$3,522	$17,945
Recorded investment collectively evaluated for impairment	$9,672	$4,555	$3,471	$17,699
Recorded investment individually evaluated for impairment	$148	$48	$50	$247

Allowance for credit losses
Beginning balance at January 1, 2019
Lease receivables	$53	$22	$24	$99
Loan receivables	105	43	32	179
Total	$158	$65	$56	$279
Write-offs	$(4)	$(1)	$(2)	$(8)
Recoveries	0	0	0	0
Provision	3	(5)	0	(1)
Other *	(1)	0	1	(1)
Ending balance at March 31, 2019	$155	$59	$55	$269
Lease receivables	$49	$22	$24	$95
Loan receivables	$106	$37	$31	$174

Related allowance, collectively evaluated for impairment	$33	$14	$5	$52
Related allowance, individually evaluated for impairment	$122	$45	$50	$217

* Primarily represents translation adjustments.

Write-offs of lease receivables and loan receivables were $3 million and $5 million, respectively, for the three months ended March 31, 2019. Provisions for credit losses recorded for lease receivables and loan receivables were immaterial, for the three months ended March 31, 2019.

The average recorded investment of impaired leases and loans for Americas, EMEA and Asia Pacific was $147 million, $50 million and $51 million, respectively, for the three months ended March 31, 2019 and $130 million, $55 million and $81 million, respectively, for the three months ended March 31, 2018. Both interest income recognized and interest income recognized on a cash basis on impaired leases and loans were immaterial for the three months ended March 31, 2019 and 2018.

Notes to Consolidated Financial Statements — (continued)

(Dollars in millions)
At December 31, 2018:	Americas	EMEA	Asia Pacific	Total
Recorded investment
Lease receivables	$3,827	$1,341	$1,152	$6,320
Loan receivables	6,817	3,675	2,489	12,981
Ending balance	$10,644	$5,016	$3,641	$19,301
Recorded investment collectively evaluated for impairment	$10,498	$4,964	$3,590	$19,052
Recorded investment individually evaluated for impairment	$146	$52	$51	$249

Allowance for credit losses
Beginning balance at January 1, 2018
Lease receivables	$63	$9	$31	$103
Loan receivables	108	52	51	211
Total	$172	$61	$82	$314
Write-offs	$(10)	$(2)	$(23)	$(35)
Recoveries	0	0	2	2
Provision	7	9	0	16
Other*	(11)	(3)	(4)	(19)
Ending balance at December 31, 2018	$158	$65	$56	$279
Lease receivables	$53	$22	$24	$99
Loan receivables	$105	$43	$32	$179

Related allowance, collectively evaluated for impairment	$39	$16	$5	$59
Related allowance, individually evaluated for impairment	$119	$49	$51	$219

* Primarily represents translation adjustments.

Write-offs of lease receivables and loan receivables were $15 million and $20 million, respectively, for the year ended December 31, 2018.  Provisions for credit losses recorded for lease receivables and loan receivables were $14 million and $2 million, respectively, for the year ended December 31, 2018.

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

Past Due Financing Receivables

The company considers a client’s financing receivable balance past due when any installment is aged over 90 days. The following table summarizes information about the recorded investment in lease and loan financing receivables, including recorded investments aged over 90 days and still accruing, billed invoices aged over 90 days and still accruing, and recorded investment not accruing.

Notes to Consolidated Financial Statements — (continued)

			Recorded	Billed	Recorded
	Total	Recorded	Investment	Invoices	Investment
(Dollars in millions)	Recorded	Investment	> 90 Days and	> 90 Days and	Not
At March 31, 2019:	Investment	> 90 Days (1)	Accruing (1)	Accruing	Accruing (2)
Americas	$3,617	$294	$240	$13	$54
EMEA	1,230	40	22	3	17
Asia Pacific	1,133	37	13	2	23
Total lease receivables	$5,980	$370	$276	$18	$94

Americas	$6,203	$232	$131	$23	$101
EMEA	3,374	83	14	4	68
Asia Pacific	2,388	32	4	2	28
Total loan receivables	$11,965	$347	$150	$29	$197

Total	$17,945	$717	$426	$47	$291

(1) At a contract level, which includes total billed and unbilled amounts for financing receivables aged greater than 90 days.

(2) Of the recorded investment not accruing, $247 million is individually evaluated for impairment with a related allowance of $217 million.

			Recorded	Billed	Recorded
	Total	Recorded	Investment	Invoices	Investment
(Dollars in millions)	Recorded	Investment	> 90 Days and	> 90 Days and	Not
At December 31, 2018:	Investment	> 90 Days (1)	Accruing (1)	Accruing	Accruing (2)
Americas	$3,827	$310	$256	$19	$57
EMEA	1,341	25	9	1	16
Asia Pacific	1,152	49	27	3	24
Total lease receivables	$6,320	$385	$292	$24	$97

Americas	$6,817	$259	$166	$24	$99
EMEA	3,675	98	25	3	73
Asia Pacific	2,489	40	11	1	31
Total loan receivables	$12,981	$397	$202	$29	$203

Total	$19,301	$782	$494	$52	$300

(1) At a contract level, which includes total billed and unbilled amounts for financing receivables aged greater than 90 days.

(2) Of the recorded investment not accruing, $249 million is individually evaluated for impairment with a related allowance of $219 million.

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

The following tables present the recorded investment net of allowance for credit losses for each class of receivables, by credit quality indicator, at March 31, 2019 and December 31, 2018. Receivables with a credit quality indicator ranging from Aaa to Baa3 are considered investment grade. All others are considered non-investment grade. The credit quality indicators do not reflect mitigation actions that the company takes to transfer credit risk to third parties.

Notes to Consolidated Financial Statements — (continued)

(Dollars in millions)	Lease Receivables			Loan Receivables
At March 31, 2019:	Americas	EMEA	Asia Pacific	Americas	EMEA	Asia Pacific
Credit ratings:
Aaa – Aa3	$454	$15	$67	$916	$127	$159
A1 – A3	804	136	540	892	238	792
Baa1 – Baa3	932	386	199	1,602	1,233	653
Ba1 – Ba2	679	437	135	1,459	944	535
Ba3 – B1	454	147	99	604	481	126
B2 – B3	198	69	54	521	284	75
Caa – D	47	18	15	104	31	19
Total	$3,568	$1,208	$1,109	$6,097	$3,337	$2,358

(Dollars in millions)	Lease Receivables			Loan Receivables
At December 31, 2018:	Americas	EMEA	Asia Pacific	Americas	EMEA	Asia Pacific
Credit ratings:
Aaa – Aa3	$593	$45	$85	$1,055	$125	$185
A1 – A3	678	158	413	1,206	436	901
Baa1 – Baa3	892	417	297	1,587	1,148	648
Ba1 – Ba2	852	426	191	1,516	1,175	417
Ba3 – B1	433	171	84	770	472	184
B2 – B3	299	90	50	531	249	109
Caa – D	26	10	7	47	28	15
Total	$3,774	$1,319	$1,128	$6,712	$3,633	$2,457

Troubled Debt Restructurings

The company did not have any significant troubled debt restructurings during the three months ended March 31, 2019 or for the year ended December 31, 2018.

7. Stock-Based Compensation: Stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized over the employee requisite service period. The following table presents total stock-based compensation cost included in income from continuing operations.

(Dollars in millions)
For the three months ended March 31:	2019	2018
Cost	$20	$20
Selling, general and administrative	74	81
Research, development and engineering	19	16
Pre-tax stock-based compensation cost	$113	$116
Income tax benefits	(25)	(35)
Total net stock-based compensation cost	$88	$81

Pre-tax stock-based compensation cost for the three months ended March 31, 2019 decreased $3 million compared to the corresponding period in the prior year. This was due to decreases related to performance share units, the conversion of stock-based compensation previously issued by acquired entities and stock options, partially offset by an increase in restricted stock units.  All changes were immaterial.

As of March 31, 2019, the total unrecognized compensation cost of $671 million related to non-vested awards was expected to be recognized over a weighted-average period of approximately 2.5 years.

There was no significant capitalized stock-based compensation cost at March 31, 2019 and 2018.

Notes to Consolidated Financial Statements — (continued)

8. Segments: In the first quarter of 2019, the company made a number of changes to its organizational structure and management system that brought cloud and cognitive software under one organization to more effectively address evolving client needs and to prepare for the pending acquisition of Red Hat, Inc. (Red Hat). With these changes, the company has revised its reportable segments, but did not impact its Consolidated Financial Statements. In addition, the company is presenting the results of its announced divestitures in an “Other” segment, as the realignment of these businesses allows for a better representation of management’s view of the company, as well as the ongoing operational performance of the reportable segments. The company’s segments are as follows:

2018 Segments	Changes (+/-)	2019 Segments

Cognitive Solutions	+ Integration Software + Security Services - Divested Select Software* + Red Hat (post closing)	Cloud & Cognitive Software

Global Business Services	- Divested Mortgage Servicing**	Global Business Services

Technology Services & Cloud Platforms	- Security Services - Integration Software	Global Technology Services

Systems		Systems

Global Financing		Global Financing

Other	+ Divested Mortgage Servicing** + Divested Select Software*	Other

*  IBM announced sales of select software assets expected to close mid-2019. Refer to note 11, “Acquisitions/Divestitures,” for additional information.

**IBM completed the sale of the mortgage servicing business on February 28, 2019.

The tables below reflect the continuing operations results of the company’s segments consistent with the management and measurement system utilized within the company. Performance measurement is based on operating pre-tax income from continuing operations. The segments represent components of the company for which separate financial information is available that is utilized on a regular basis by the chief operating decision maker (the chief executive officer) in determining how to allocate resources and evaluate performance. The tables reflect the segment recast for the prior-year period.

Notes to Consolidated Financial Statements — (continued)

SEGMENT INFORMATION

	Cloud &		Global		Global
	Cognitive		Business		Technology			Global	Total
(Dollars in millions)	Software		Services		Services		Systems	Financing	Segments
For the three months ended March 31, 2019:
External revenue	$5,037		$4,119		$6,875		$1,328	$406	$17,765
Internal revenue	841		74		290		163	300	1,668
Total revenue	$5,879		$4,193		$7,164		$1,491	$706	$19,433
Pre-tax income/(loss) from continuing operations	$1,767		$315		$275		$(202)	$288	$2,444
Revenue year-to-year change	(2.8)%		(0.3)%		(5.3)%		(9.8)%	(15.4)%	(4.3)%
Pre-tax income year-to-year change	5.2%		152.1%		315.1%		(0.4)%	(23.4)%	19.5%
Pre-tax income/(loss) margin	30.1%		7.5%		3.8%		(13.5)%	40.8%	12.6%

For the three months ended March 31, 2018:
External revenue	$5,116	*	$4,115	*	$7,421	*	$1,500	$405	$18,557	*
Internal revenue	931	*	89		141		153	429	1,743	*
Total revenue	$6,047	*	$4,204	*	$7,562	*	$1,653	$834	$20,299	*
Pre-tax income/(loss) from continuing operations	$1,680	*	$125	*	$66	*	$(203)	$377	$2,045	*

Pre-tax income/(loss) margin	27.8	%*	3.0	%*	0.9	%*	(12.3)%	45.1%	10.1	%*

* Recast to conform to 2019 presentation.

Reconciliations to IBM as Reported:

(Dollars in millions)
For the three months ended March 31:	2019	2018
Revenue:
Total reportable segments	$19,433	$20,299	*
Other — divested businesses	343	446	*
Other revenue	74	69
Eliminations of internal transactions	(1,668)	(1,743	)*
Total consolidated revenue	$18,182	$19,072
Pre-tax income from continuing operations:
Total reportable segments	$2,444	$2,045	*
Amortization of acquired intangible assets	(173)	(203)
Acquisition-related (charges)/income	(39)	0
Non-operating retirement-related (costs)/income	(138)	(402)
Eliminations of internal transactions	(89)	(190	)*
Other — divested businesses	(55)	14	*
Unallocated corporate amounts	(67)	(130)
Total pre-tax income from continuing operations	$1,883	$1,136

* Recast to conform to 2019 presentation.

Notes to Consolidated Financial Statements — (continued)

9. Equity Activity:

Reclassifications and Taxes Related to Items of Other Comprehensive Income

(Dollars in millions)	Before Tax	Tax (Expense)/	Net of Tax
For the three months ended March 31, 2019:	Amount	Benefit	Amount
Other comprehensive income/(loss):
Foreign currency translation adjustments	$171	$0	$172
Net changes related to available-for-sale securities:
Unrealized gains/(losses) arising during the period	$(1)	$0	$(1)
Reclassification of (gains)/losses to other (income) and expense	—	—	—
Total net changes related to available-for-sale securities	$(1)	$0	$(1)
Unrealized gains/(losses) on cash flow hedges:
Unrealized gains/(losses) arising during the period	$(352)	$84	$(268)
Reclassification of (gains)/losses to:
Cost of services	(10)	3	(7)
Cost of sales	(18)	5	(13)
Cost of financing	29	(7)	22
SG&A expense	(22)	6	(16)
Other (income) and expense	87	(22)	65
Interest expense	33	(8)	24
Total unrealized gains/(losses) on cash flow hedges	$(254)	$61	$(193)
Retirement-related benefit plans(1):
Net (losses)/gains arising during the period	$(4)	$1	$(2)
Curtailments and settlements	1	0	1
Amortization of prior service (credits)/costs	(3)	1	(2)
Amortization of net (gains)/losses	464	(130)	334
Total retirement-related benefit plans	$458	$(128)	$330
Other comprehensive income/(loss)	$375	$(67)	$308

(1)           These AOCI components are included in the computation of net periodic pension cost. Refer to note 10, “Retirement-Related Benefits,” for additional information.

Notes to Consolidated Financial Statements — (continued)

Reclassifications and Taxes Related to Items of Other Comprehensive Income

(Dollars in millions)	Before Tax	Tax (Expense)/	Net of Tax
For the three months ended March 31, 2018:	Amount	Benefit	Amount
Other comprehensive income/(loss):
Foreign currency translation adjustments	$(167)	$51	$(115)
Net changes related to available-for-sale securities:
Unrealized gains/(losses) arising during the period	$(2)	$1	$(2)
Reclassification of (gains)/losses to other (income) and expense	0	0	0
Total net changes related to available-for-sale securities	$(3)	$1	$(2)
Unrealized gains/(losses) on cash flow hedges:
Unrealized gains/(losses) arising during the period	$61	$(9)	$51
Reclassification of (gains)/losses to:
Cost of services	(19)	5	(14)
Cost of sales	17	(5)	12
Cost of financing*	18	(4)	13
SG&A expense	18	(5)	13
Other (income) and expense	(104)	26	(78)
Interest expense*	16	(4)	12
Total unrealized gains/(losses) on cash flow hedges	$7	$3	$10
Retirement-related benefit plans(1):
Prior service costs/(credits)	$(1)	$0	$(1)
Net (losses)/gains arising during the period	2	(1)	1
Curtailments and settlements	0	0	0
Amortization of prior service (credits)/costs	(19)	5	(14)
Amortization of net (gains)/losses	753	(203)	550
Total retirement-related benefit plans	$735	$(199)	$537
Other comprehensive income/(loss)	$573	$(143)	$430

*                 Reclassified to conform to current period presentation.

(1)         These AOCI components are included in the computation of net periodic pension cost. Refer to note 10, “Retirement-Related Benefits,” for additional information.

Notes to Consolidated Financial Statements — (continued)

Accumulated Other Comprehensive Income/(Loss) (net of tax)

			Net Change	Net Unrealized
	Net Unrealized	Foreign	Retirement-	Gains/(Losses)	Accumulated
	Gains/(Losses)	Currency	Related	on Available-	Other
	on Cash Flow	Translation	Benefit	For-Sale	Comprehensive
(Dollars in millions)	Hedges	Adjustments*	Plans	Securities	Income/(Loss)
January 1, 2019	$284	$(3,690)	$(26,083)	$0	$(29,490)
Other comprehensive income before reclassifications	(268)	172	(2)	(1)	(99)
Amount reclassified from accumulated other comprehensive income	75	—	333	—	407
Total change for the period	$(193)	$172	$330	$(1)	$308
March 31, 2019	$90	$(3,519)	$(25,753)	$(1)	$(29,182)

*                 Foreign currency translation adjustments are presented gross except for any associated hedges which are presented net of tax.

			Net Change	Net Unrealized
	Net Unrealized	Foreign	Retirement-	Gains/(Losses)	Accumulated
	Gains/(Losses)	Currency	Related	on Available-	Other
	on Cash Flow	Translation	Benefit	For-Sale	Comprehensive
(Dollars in millions)	Hedges	Adjustments*	Plans	Securities	Income/(Loss)
January 1, 2018	$35	$(2,834)	$(23,796)	$3	$(26,592)
Cumulative effect of a change in accounting principle **	5	46	(2,471)	(2)	(2,422)
Other comprehensive income before reclassifications	51	(115)	0	(2)	(65)
Amount reclassified from accumulated other comprehensive income	(41)	0	537	0	495
Total change for the period	$10	$(115)	$537	$(2)	$430
March 31, 2018	$50	$(2,903)	$(25,730)	$(1)	$(28,583)

*                 Foreign currency translation adjustments are presented gross except for any associated hedges which are presented net of tax.

**          Reflects the adoption of the FASB guidance on stranded tax effects, hedging and financial instruments. Refer to note 2, “Accounting Changes.”

10. Retirement-Related Benefits: The company offers defined benefit pension plans, defined contribution pension plans, as well as nonpension postretirement plans primarily consisting of retiree medical benefits. The following table provides the pre-tax cost for all retirement-related plans.

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended March 31:	2019	2018	Change
Retirement-related plans — cost
Defined benefit and contribution pension plans — cost	$437	$738	(40.8)%
Nonpension postretirement plans — cost	54	51	6.4
Total	$491	$788	(37.7)%

Notes to Consolidated Financial Statements — (continued)

The following table provides the components of the cost/(income) for the company’s pension plans.

Cost/(Income) of Pension Plans

(Dollars in millions)	U.S. Plans		Non-U.S. Plans
For the three months ended March 31:	2019	2018	2019	2018
Service cost	$—	$—	$93	$104
Interest cost (1)	472	430	208	215
Expected return on plan assets (1)	(650)	(676)	(399)	(348)
Amortization of prior service costs/(credits) (1)	4	4	(6)	(21)
Recognized actuarial losses (1)	140	384	314	359
Curtailments and settlements (1)	—	—	1	0
Multi-employer plans	—	—	9	10
Other costs/(credits) (1)	—	—	5	7
Total net periodic pension (income)/cost of defined benefit plans	$(34)	$143	$223	$327
Cost of defined contribution plans	149	160	98	108
Total defined benefit and contribution pension plans cost recognized in the Consolidated Statement of Earnings	$115	$303	$322	$434

(1)         These components of net periodic pension cost are included in other (income) and expense in the Consolidated Statement of Earnings.

As of 2019, substantially all the plan participants in the U.S. Qualified IBM Personal Pension Plan (PPP) are considered inactive. As required by U.S. GAAP, this resulted in a change in the amortization period of unrecognized actuarial losses to the average remaining life expectancy of inactive plan participants, which was 18 years as of December 31, 2018. Recognized actuarial losses decreased by approximately $240 million for the three months ended March 31, 2019, compared to the corresponding period in the prior year, primarily driven by the change in amortization period. There was no impact to funded status, retiree benefit payments or funding requirements of the U.S. Qualified PPP as a result of this change.

In 2019, the company expects to contribute approximately $400 million to its non-U.S. defined benefit and multi-employer plans, the largest of which will be contributed to the defined benefit pension plans in Japan, Spain and Belgium. This amount generally represents the legally mandated minimum contribution. Total net contributions to the non-U.S. plans in the first three months of 2019 were $94 million, of which $33 million was in cash and $61 million in U.S. Treasury securities. Total contributions to the non-U.S. plans in the first three months of 2018 were $191 million, of which $44 million was in cash and $147 million in U.S. Treasury securities. The contribution of U.S. Treasury securities is considered a non-cash transaction in the Consolidated Statement of Cash Flows.

The following table provides the components of the cost for the company’s nonpension postretirement plans.

Cost of Nonpension Postretirement Plans

(Dollars in millions)	U.S. Plan		Non-U.S. Plans
For the three months ended March 31:	2019	2018	2019	2018
Service cost	$3	$3	$1	$1
Interest cost (1)	36	33	12	13
Expected return on plan assets (1)	—	—	(1)	(1)
Amortization of prior service costs/(credits) (1)	(1)	(2)	0	0
Recognized actuarial losses (1)	1	2	3	1
Curtailments and settlements (1)	—	—	0	0
Total nonpension postretirement plans cost recognized in Consolidated Statement of Earnings	$39	$37	$15	$14

(1)         These components of net periodic pension cost are included in other (income) and expense in the Consolidated Statement of Earnings.

The company contributed $194 million in U.S. Treasury securities to the U.S. nonpension postretirement benefit plan during the three months ended March 31, 2019, and $120 million in U.S. Treasury securities during the three months ended March 31, 2018. The contribution of U.S. Treasury securities is considered a non-cash transaction in the Consolidated Statement of Cash Flows.

Notes to Consolidated Financial Statements — (continued)

11. Acquisitions/Divestitures:

Acquisitions: The company did not enter into any acquisition transactions during the three months ended March 31, 2019.

Red Hat — On October 28, 2018, the company announced its intent to acquire all of the outstanding shares of Red Hat.  The combination of Red Hat’s vast portfolio of open-source technologies, innovative cloud development platform and developer community, combined with IBM’s innovative hybrid cloud technology, industry expertise, and commitment to data, trust and security, will deliver the hybrid capabilities required to address the next chapter of cloud implementations. Under the terms of the definitive agreement, Red Hat shareholders will receive $190 per share in cash, representing a total enterprise value of approximately $34 billion. On January 16, 2019, Red Hat stockholders voted to approve the merger with IBM. The transaction is subject to customary closing conditions, including regulatory reviews and is expected to close in the second half of 2019. The company intends to fund the transaction through a combination of cash and debt. Refer to note 13, “Borrowings”, for additional details on the commitment letter for a bridge term loan facility that IBM entered into in support of this transaction.

Divestitures:

Select IBM Software Products — On December 6, 2018, IBM and HCL Technologies Limited (HCL) announced a definitive agreement, in which HCL will acquire select standalone Cognitive Solutions software products for $1,775 million, inclusive of contingent consideration. The software products in-scope include AppScan, BigFix, Unica, Commerce, Portal, Notes, Domino and Connections. The transaction is expected to close in mid-2019, subject to the satisfaction of applicable regulatory requirements and customary closing conditions. IBM will receive cash consideration, with approximately half at closing and the remainder within 12 to 15 months of closing. At March 31, 2019, the company concluded that the business did not meet the held for sale classification.

Select IBM Marketing Platform and Commerce Offerings — On April 4, 2019, IBM and Centerbridge Partners, L.P. (Centerbridge) announced a definitive agreement, in which Centerbridge will acquire select marketing platform and commerce offerings from IBM, including Customer Experience Analytics, Content Hub and Marketing Assistant, among others. The transaction is expected to close in mid-2019, subject to the satisfaction of applicable regulatory requirements and customary closing conditions. The financial terms related to this transaction are not expected to have a material impact to IBM’s consolidated financial statements. At March 31, 2019, the company concluded that the business did not meet the held for sale classification.

Seterus — On January 3, 2019, IBM and Mr. Cooper Group announced a definitive agreement, in which Mr. Cooper Group acquired IBM’s Seterus home mortgage servicing platform business. The transaction closed in the first quarter of 2019. The financial terms related to this transaction were not material.

Under the company’s new segment reporting structure, the above three divested businesses are reported in “Other — divested businesses.” Refer to note 8, “Segments,” for additional information. Overall, the company expects to recognize a total pre-tax gain on these transactions in the range of $500 million to $700 million.

Other — In the fourth quarter of 2018, the Global Financing segment entered into a definitive agreement to sell certain commercial financing capabilities and assign a number of its commercial financing contracts, excluding related receivables which will be collected as they become due in the normal course of business. These commercial financing capabilities and contracts have been reported within IBM’s Global Financing segment. The transaction closed in the first quarter of 2019. The financial terms related to this transaction were not material.

Notes to Consolidated Financial Statements — (continued)

12. Intangible Assets Including Goodwill:

Intangible Assets

The following table details the company’s intangible asset balances by major asset class.

	At March 31, 2019
(Dollars in millions)	Gross Carrying	Accumulated	Net Carrying
Intangible asset class	Amount	Amortization	Amount
Capitalized software	$1,665	$(683)	$982
Client relationships	2,022	(1,150)	872
Completed technology	2,032	(1,248)	784
Patents/trademarks	635	(348)	287
Other *	56	(25)	30
Total	$6,410	$(3,454)	$2,956

*                 Other intangibles are primarily acquired proprietary and non-proprietary business processes, methodologies and systems.

	At December 31, 2018
(Dollars in millions)	Gross Carrying	Accumulated	Net Carrying
Intangible asset class	Amount	Amortization	Amount
Capitalized software	$1,568	$(629)	$939
Client relationships	2,068	(1,123)	945
Completed technology	2,156	(1,296)	860
Patents/trademarks	641	(330)	311
Other *	56	(23)	32
Total	$6,489	$(3,402)	$3,087

*                 Other intangibles are primarily acquired proprietary and non-proprietary business processes, methodologies and systems.

The net carrying amount of intangible assets decreased $131 million during the first quarter of 2019, primarily due to intangible asset amortization, partially offset by additions resulting from capitalized software. The aggregate intangible amortization expense was $303 million and $340 million for the quarters ended March 31, 2019 and 2018, respectively. In addition, in the first three months of 2019, the company retired $273 million of fully amortized intangible assets, impacting both the gross carrying amount and accumulated amortization by this amount.

The amortization expense for each of the five succeeding years relating to intangible assets currently recorded in the Consolidated Statement of Financial Position is estimated to be the following at March 31, 2019:

	Capitalized	Acquired
(Dollars in millions)	Software	Intangibles	Total
2019 (for Q2 - Q4)	$383	$501	$885
2020	379	565	944
2021	209	450	659
2022	11	382	393
2023	—	64	64

Notes to Consolidated Financial Statements — (continued)

Goodwill

The change in the goodwill balances by segment, for the three months ended March 31, 2019 and for the year ended December 31, 2018 are as follows:

					Foreign
					Currency
			Purchase		Translation
(Dollars in millions)	Balance	Goodwill	Price		And Other	Balance
Segment	1/1/2019	Additions	Adjustments	Divestitures	Adjustments*	3/31/2019
Cloud & Cognitive Software	$24,594	$—	$0	$—	$31	$24,625
Global Business Services	4,711	—	0	—	(3)	4,708
Global Technology Services	3,988	—	—	—	16	4,003
Systems	1,847	—	—	—	3	1,851
Other — divested businesses	1,126	—	—	(32)	—	1,094
Total	$36,265	$—	$0	$(32)	$47	$36,281

*                 Primarily driven by foreign currency translation.

					Foreign
					Currency
			Purchase		Translation
(Dollars in millions)	Balance	Goodwill	Price		And Other	Balance
Segment	1/1/2018	Additions	Adjustments	Divestitures	Adjustments**	12/31/2018
Cloud & Cognitive Software*	$24,973	$9	$0	$(1)	$(388)	$24,594
Global Business Services*	4,782	24	(3)	—	(92)	4,711
Global Technology Services*	4,044	—	0	—	(56)	3,988
Systems	1,862	—	0	—	(15)	1,847
Other — divested businesses*	1,127	1	0	0	(2)	1,126
Total	$36,788	$34	$(3)	$(1)	$(553)	$36,265

*                 Recast to conform to 2019 presentation.

**          Primarily driven by foreign currency translation.

In the first quarter of 2019, the company made a number of changes to its organizational structure and management system. With these changes, the company revised its reportable segments. Goodwill was reallocated to the new reporting segments, and as a result, an impairment assessment was performed. There were no goodwill impairment losses recorded during the first three months of 2019 or the full year of 2018 and the company has no accumulated impairment losses. For further information regarding the segment change, refer to note 8, “Segments.”

Purchase price adjustments recorded in the first three months of 2019 and full year 2018 were related to acquisitions that were still subject to the measurement period that ends at the earlier of 12 months from the acquisition date or when information becomes available. Net purchase price adjustments recorded during the first three months of 2019 and full year 2018 were not material.

13. Borrowings:

Short-Term Debt

	At March 31,	At December 31,
(Dollars in millions)	2019	2018
Commercial paper	$2,993	$2,995
Short-term loans	150	161
Long-term debt — current maturities	7,106	7,051
Total	$10,250	$10,207

The weighted-average interest rate for commercial paper at March 31, 2019 and December 31, 2018 was 2.5 percent at both periods. The weighted-average interest rate for short-term loans was 5.8 percent and 4.3 percent at March 31, 2019 and December 31, 2018, respectively.

Notes to Consolidated Financial Statements — (continued)

Long-Term Debt

Pre-Swap Borrowing

		Balance	Balance
(Dollars in millions)	Maturities	3/31/2019	12/31/2018
U.S. dollar debt (weighted-average interest rate at March 31, 2019):*
3.2%	2019	$3,959	$5,465
2.6%	2020	4,338	4,344
2.9%	2021	5,531	5,529
2.5%	2022	3,529	3,536
3.2%	2023	2,413	2,428
3.6%	2024	2,046	2,037
7.0%	2025	600	600
3.5%	2026	1,350	1,350
4.7%	2027	969	969
6.5%	2028	313	313
3.7%	2030	149	32
5.9%	2032	600	600
8.0%	2038	83	83
5.6%	2039	745	745
4.0%	2042	1,107	1,107
7.0%	2045	27	27
4.7%	2046	650	650
7.1%	2096	316	316
		$28,726	$30,131
Other currencies (weighted-average interest rate at March 31, 2019, in parentheses):*
Euros (1.3%)	2019–2031	$15,438	$10,011
Pound sterling (2.7%)	2020–2022	1,368	1,338
Japanese yen (0.3%)	2022–2026	1,314	1,325
Other (6.5%)	2019–2022	500	391
		$47,346	$43,196
Less: net unamortized discount		831	802
Less: net unamortized debt issuance costs		88	76
Add: fair value adjustment**		406	337
		$46,833	$42,656
Less: current maturities		7,106	7,051
Total		$39,727	$35,605

*                 Includes notes, debentures, bank loans, secured borrowings and finance lease obligations.

**          The portion of the company’s fixed-rate debt obligations that is hedged is reflected in the Consolidated Statement of Financial Position as an amount equal to the sum of the debt’s carrying value and a fair value adjustment representing changes in the fair value of the hedged debt obligations attributable to movements in benchmark interest rates.

There are no debt securities issued and outstanding by IBM International Group Capital LLC, which is an indirect, 100 percent owned finance subsidiary of IBM, the parent. Any debt securities issued by IBM International Group Capital LLC, would be fully and unconditionally guaranteed by the parent.

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

Notes to Consolidated Financial Statements — (continued)

Pre-swap annual contractual obligations of long-term debt outstanding at March 31, 2019, are as follows:

(Dollars in millions)	Total
2019 (for Q2 - Q4)	$5,459
2020	7,374
2021	6,700
2022	4,354
2023	5,358
2024 and beyond	18,102
Total	$47,346

Interest on Debt

(Dollars in millions)
For the three months ended March 31:	2019	2018
Cost of financing	$179	$182
Interest expense	210	165
Interest capitalized	2	3
Total interest paid and accrued	$391	$349

Lines of Credit

On October 28, 2018, the company announced its intent to acquire all of the outstanding shares of Red Hat. In connection with this acquisition, IBM entered into a commitment letter under which certain banks committed to provide the company with a 364-day unsecured bridge term loan facility in an aggregate principal amount of up to $20 billion to fund the acquisition. The company also entered into a fee letter in connection with the 364-day bridge facility, under which the company incurred $60 million in fees. These fees were capitalized and are being amortized to SG&A in the Consolidated Statement of Earnings over the expected term of the bridge term loan facility. For additional information on this transaction, see note 11, “Acquisitions/Divestitures.”

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

The company records a provision with respect to a claim, suit, investigation or proceeding when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Any recorded liabilities, including any changes to such liabilities for the quarter ended March 31, 2019 were not material to the Consolidated Financial Statements.

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

Notes to Consolidated Financial Statements — (continued)

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

On May 13, 2010, IBM and the State of Indiana (acting on behalf of the Indiana Family and Social Services Administration) sued one another in a dispute over a 2006 contract regarding the modernization of social service program processing in Indiana. After six weeks of trial, on July 18, 2012, the Indiana Superior Court in Marion County rejected the State’s claims in their entirety and awarded IBM $52 million plus interest and costs. On February 13, 2014, the Indiana Court of Appeals reversed portions of the trial judge’s findings, found IBM in material breach, and ordered the case remanded to the trial judge to determine the State’s damages, if any. The Indiana Court of Appeals also affirmed approximately $50 million of the trial court’s award of damages to IBM. On March 22, 2016, the Indiana Supreme Court affirmed the outcome of the Indiana Court of Appeals and remanded the case to the Indiana Superior Court. On August 7, 2017, the Indiana Superior Court awarded the State $128 million, which it then offset against IBM’s previously affirmed award of $50 million, resulting in a $78 million award to the State, plus interest. On September 28, 2018, the Indiana Court of Appeals affirmed the Superior Court’s $78 million award to the State, but reversed the Superior Court by awarding IBM prejudgment interest on its previously affirmed $50 million award. In February 2019, the Indiana Supreme Court heard both parties’ appeals. The matter remains pending.

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

Notes to Consolidated Financial Statements — (continued)

dismissal and age discrimination brought against IBM UK in 2010 by employees who left the company at that time. The individual actions were previously stayed.

In May 2015, a putative class action was commenced in the United States District Court for the Southern District of New York related to the company’s October 2014 announcement that it was divesting its global commercial semiconductor technology business, alleging violations of the Employee Retirement Income Security Act (ERISA). Management’s Retirement Plans Committee and three current or former IBM executives are named as defendants. On September 29, 2017, the Court granted the defendants’ motion to dismiss the first amended complaint. On December 10, 2018, the Second Circuit Court of Appeals reversed the District Court order and the matter remains pending.

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

15. Commitments: The company’s extended lines of credit to third-party entities include unused amounts of $7,902 million and $7,368 million at March 31, 2019 and December 31, 2018, respectively. A portion of these amounts was available to the company’s business partners to support their working capital needs. In addition, the company has committed to provide future financing to its clients in connection with client purchase agreements for approximately $4,165 million and $4,432 million at March 31, 2019 and December 31, 2018, respectively.

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

In addition, the company guarantees certain loans and financial commitments. The maximum potential future payment under these financial guarantees was $24 million and $26 million at March 31, 2019 and December 31, 2018, respectively. The fair value of the guarantees recognized in the Consolidated Statement of Financial Position is not material.

Notes to Consolidated Financial Statements — (continued)

Changes in the company’s warranty liability for standard warranties and deferred income for extended warranty are presented in the following tables.

Standard Warranty Liability

(Dollars in millions)	2019	2018
Balance at January 1	$118	$152
Current period accruals	110	25
Accrual adjustments to reflect actual experience	(9)	(14)
Charges incurred	(111)	(32)
Balance at March 31	$107	$130

Extended Warranty Liability

(Dollars in millions)	2019	2018
Aggregate deferred revenue at January 1	$533	$566
Revenue deferred for new extended warranty contracts	36	46
Amortization of deferred revenue	(64)	(69)
Other*	(3)	5
Aggregate deferred revenue at March 31	$503	$548
Current portion	$242	$260
Noncurrent portion	$261	$288

* Other primarily consists of foreign currency translation adjustments.

Notes to Consolidated Financial Statements — (continued)

16. Earnings Per Share of Common Stock: The following tables provide the computation of basic and diluted earnings per share of common stock for the three months ended March 31, 2019 and 2018.

	For the Three Months Ended
	March 31, 2019	March 31, 2018
Number of shares on which basic earnings per share is calculated:
Weighted-average shares outstanding during period	889,581,542	920,680,222
Add — Incremental shares under stock-based compensation plans	3,372,460	3,553,104
Add — Incremental shares associated with contingently issuable shares	956,524	1,176,108
Number of shares on which diluted earnings per share is calculated	893,910,526	925,409,434

Income from continuing operations (millions)	$1,593	$1,675
Income/(loss) from discontinued operations, net of tax (millions)	(2)	4
Net income on which basic earnings per share is calculated (millions)	$1,591	$1,679

Income from continuing operations (millions)	$1,593	$1,675
Net income applicable to contingently issuable shares (millions)	—	—
Income from continuing operations on which diluted earnings per share is calculated (millions)	$1,593	$1,675
Income/(loss) from discontinued operations, net of tax, on which basic and diluted earnings per share is calculated (millions)	(2)	4
Net income on which diluted earnings per share is calculated (millions)	$1,591	$1,679

Earnings/(loss) per share of common stock:
Assuming dilution
Continuing operations	$1.78	$1.81
Discontinued operations	0.00	0.00
Total	$1.78	$1.81
Basic
Continuing operations	$1.79	$1.82
Discontinued operations	0.00	0.00
Total	$1.79	$1.82

Stock options to purchase 1,137,019 shares and 16,869 shares were outstanding as of March 31, 2019 and 2018, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise price during the respective period was greater than the average market price of the common shares, and, therefore, the effect would have been antidilutive.

17. Subsequent Events: On April 30, 2019, the company announced that the Board of Directors approved a quarterly dividend of $1.62 per common share. The dividend is payable June 10, 2019 to shareholders of record on May 10, 2019. The dividend declaration represents an increase of $0.05 per common share, which is 3 percent higher than the prior quarterly dividend of $1.57 per common share.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
FOR THE THREE MONTHS ENDED MARCH 31, 2019

Snapshot

Financial Results Summary — Three Months Ended March 31:

			Yr. to Yr.
			Percent/
(Dollars and shares in millions except per share amounts)			Margin
For the three months ended March 31:	2019	2018	Change
Revenue	$18,182	$19,072	(4.7	)%*
Gross profit margin	44.2%	43.2%	1.0	pts.
Total expense and other (income)	$6,160	$7,111	(13.4)%
Income from continuing operations before income taxes	$1,883	$1,136	65.8%
Provision for income taxes from continuing operations	$289	$(540)	nm
Income from continuing operations	$1,593	$1,675	(4.9)%
Income from continuing operations margin	8.8%	8.8%	0.0	pts.
Net income	$1,591	$1,679	(5.2)%
Earnings per share from continuing operations - assuming dilution	$1.78	$1.81	(1.7)%
Weighted-average shares outstanding - assuming dilution	893.9	925.4	(3.4)%

	At 3/31/2019	At 12/31/2018
Assets	$130,926	$123,382	6.1%
Liabilities	$114,320	$106,452	7.4%
Equity	$16,607	$16,929	(1.9)%

* (0.9) percent adjusted for currency.

nm - not meaningful

Organization of Information:

Effective with the first quarter of 2019, the company made a number of changes to its organizational structure and management system. As a result of these changes, the company revised its reportable segments. There is no change to the company’s Consolidated Financial Statements. Refer to note 8, “Segments” on pages 35 to 36 for additional information on the changes in reportable segments. The periods presented in this Form 10-Q are reported on a comparable basis. The company provided recast historical segment information reflecting these changes in a Form 8-K dated April 4, 2019.

Currency:

The references to “adjusted for currency” or “at constant currency” in the Management Discussion do not include operational impacts that could result from fluctuations in foreign currency rates. When the company refers to growth rates at constant currency or adjusts such growth rates for currency, it is done so that certain financial results can be viewed without the impact of fluctuations in foreign currency exchange rates, thereby facilitating period-to-period comparisons of its business performance. Financial results adjusted for currency are calculated by translating current period activity in local currency using the comparable prior year period’s currency conversion rate. This approach is used for countries where the functional currency is the local currency. Generally, when the dollar either strengthens or weakens against other currencies, the growth at constant currency rates or adjusting for currency will be higher or lower than growth reported at actual exchange rates. Refer to “Currency Rate Fluctuations” on page 71 for additional information.

Management Discussion — (continued)

Operating (non-GAAP) Earnings:

In an effort to provide better transparency into the operational results of the business, the company separates business results into operating and non-operating categories. Operating earnings from continuing operations is a non-GAAP measure that excludes the effects of certain acquisition-related charges, intangible asset amortization expense resulting from basis differences on equity method investments, retirement-related costs and discontinued operations and their related tax impacts. Due to the unique, non-recurring nature of the enactment of the U.S. Tax Cuts and Jobs Act (“U.S. tax reform”), the company characterizes the one-time provisional charge recorded in the fourth quarter of 2017 and subsequent adjustments to that charge as non-operating. Adjustments include true-ups, accounting elections, any changes to regulations, laws, audit adjustments, etc. that affect the recorded one-time charge. For acquisitions, operating (non-GAAP) earnings exclude the amortization of purchased intangible assets and acquisition-related charges such as in-process research and development, transaction costs, applicable restructuring and related expenses, tax charges related to acquisition integration and pre-closing charges, such as financing costs. These charges are excluded as they may be inconsistent in amount and timing from period to period and are dependent on the size, type and frequency of the company’s acquisitions. All other spending for acquired companies is included in both earnings from continuing operations and in operating (non-GAAP) earnings. Throughout the Management Discussion, the impact of acquisitions over the prior 12-month period may be a driver of higher expense year to year. For retirement-related costs, the company characterizes certain items as operating and others as non-operating, consistent with GAAP. The company includes defined benefit plan and nonpension postretirement benefit plan service costs, multi-employer plan costs and the cost of defined contribution plans in operating earnings. Non-operating retirement-related costs include defined benefit plan and nonpension postretirement benefit plan amortization of prior service costs, interest cost, expected return on plan assets, amortized actuarial gains/losses, the impacts of any plan curtailments/settlements and pension insolvency costs and other costs. Non-operating retirement-related costs are primarily related to changes in pension plan assets and liabilities which are tied to financial market performance, and the company considers these costs to be outside of the operational performance of the business.

Overall, the company believes that providing investors with a view of operating earnings as described above provides increased transparency and clarity into both the operational results of the business and the performance of the company’s pension plans; improves visibility to management decisions and their impacts on operational performance; enables better comparison to peer companies; and allows the company to provide a long-term strategic view of the business going forward. The company’s reportable segment financial results reflect pre-tax operating earnings from continuing operations, consistent with the company’s management and measurement system.

The following table provides the company’s operating (non-GAAP) earnings for the first quarter of 2019 and 2018.

			Yr. to Yr.
(Dollars in millions except per share amounts)			Percent
For the three months ended March 31:	2019	2018	Change
Net income as reported	$1,591	$1,679	(5.2)%
Income/(loss) from discontinued operations, net of tax	(2)	4	nm
Income from continuing operations	$1,593	$1,675	(4.9)%
Non-operating adjustments (net of tax):
Acquisition-related charges	164	164	(0.2)
Non-operating retirement-related costs/(income)	111	325	(65.8)
U.S. tax reform charges	141	107	31.3
Operating (non-GAAP) earnings*	$2,009	$2,272	(11.6)%
Diluted operating (non-GAAP) earnings per share	$2.25	$2.45	(8.2)%

*   Refer to page 74 for a more detailed reconciliation of net income to operating earnings.

nm - not meaningful

Financial Performance Summary — Three Months Ended March 31:

In the first quarter of 2019, the company reported $18.2 billion in revenue, $1.6 billion in income from continuing operations and operating (non-GAAP) earnings of $2.0 billion, resulting in diluted earnings per share from continuing operations of $1.78 as reported and $2.25 on an operating (non-GAAP) basis. The company also generated $4.8 billion in cash from operations, $1.7 billion in free cash flow and delivered shareholder returns of $2.3 billion in gross common stock repurchases and dividends. As the company continued to optimize its portfolio and invest in emerging, high-value areas of the IT industry, there was strong performance in offerings that help clients with their digital transformation and shift of mission-critical work to the cloud.

Management Discussion — (continued)

Total consolidated revenue decreased 4.7 percent as reported and 1 percent adjusted for currency compared to the prior year. Cloud & Cognitive Software decreased 1.5 percent as reported, but increased 2 percent adjusted for currency. Within that segment, Cognitive Applications grew 1.7 percent as reported and 4 percent adjusted for currency, Cloud & Data Platforms decreased 1.7 percent as reported, but increased 2 percent adjusted for currency and Transaction Processing Platforms declined 3.6 percent as reported, but was flat adjusted for currency. Global Business Services (GBS) was flat as reported and increased 4 percent adjusted for currency led by Consulting which grew 5.2 percent (9 percent adjusted for currency). Global Technology Services (GTS) decreased 7.4 percent as reported (3 percent adjusted for currency), with declines in Infrastructure & Cloud Services and Technology Support Services. Within GTS, there was continued growth in cloud revenue which increased 8 percent year to year as reported and 13 percent adjusted for currency as the company continued to shift clients to hybrid cloud. Systems decreased 11.4 percent as reported (9 percent adjusted for currency), with IBM Z declining year to year reflecting the product cycle dynamics. Storage Systems declined driven by competitive dynamics and pricing pressures, while Power Systems grew as reported and adjusted for currency, driven by Linux and the full rollout of the POWER9-based architecture.

Total cloud revenue of $4.5 billion in the first quarter of 2019 grew 7 percent as reported and 12 percent adjusted for currency. The annual exit run rate for as-a-Service revenue was $11.7 billion, an increase of 10 percent as reported and 15 percent adjusted for currency.

From a geographic perspective, Americas revenue declined 2.5 percent year to year as reported (1 percent adjusted for currency). Europe/Middle East/Africa (EMEA) decreased 7.3 percent, but was flat adjusted for currency. Asia Pacific declined 5.4 percent year to year as reported (2 percent adjusted for currency).

The consolidated gross margin of 44.2 percent increased 1.0 points year to year, and the operating (non-GAAP) gross margin of 44.7 percent increased 0.9 points versus the prior year. The company has been focused on improving margins and the results in the first quarter reflect the actions that have been taken to focus on higher value and portfolio optimization, and also in driving productivity and operational efficiency — especially in the services businesses.

Total expense and other (income) decreased 13.4 percent in the first quarter of 2019 compared to the prior year. The year-to-year performance was driven by a lower level of workforce rebalancing charges (7 points), the impact of currency (5 points) and lower non-operating retirement-related costs (4 points), partially offset by a decrease in intellectual property (IP) income (3 points). Total operating (non-GAAP) expense and other (income) decreased 10.8 percent year to year, driven primarily by the same factors excluding the non-operating retirement-related costs.

Pre-tax income from continuing operations of $1.9 billion increased 65.8 percent and the pre-tax margin was 10.4 percent, an increase of 4.4 points versus 2018. The continuing operations effective tax rate for the first quarter of 2019 was 15.4 percent, an increase of 62.9 points compared to the first quarter of 2018. The year-to-year change was primarily driven by a reduced benefit from audit resolutions (65.8 points), offset by a lower impact from U.S. tax reform (2.5 points) and a more favorable mix of earnings. Net income of $1.6 billion decreased 5.2 percent and the net income margin was 8.8 percent, flat year to year. Operating (non-GAAP) pre-tax income from continuing operations of $2.2 billion grew 28.3 percent year to year and the operating (non-GAAP) pre-tax margin from continuing operations increased 3.2 points to 12.3 percent. The operating (non-GAAP) tax rate for the first quarter of 2019 was 10.0 percent, an increase of 40.6 points compared to the first quarter of 2018. The change in the operating (non-GAAP) tax rate was primarily driven by the same factors mentioned above, excluding the impacts of U.S. tax reform related activity. Operating (non-GAAP) income from continuing operations of $2.0 billion decreased 11.6 percent with an operating (non-GAAP) income margin from continuing operations of 11.0 percent, down 0.9 points year to year.

Diluted earnings per share from continuing operations of $1.78 in the first quarter of 2019 decreased 1.7 percent and operating (non-GAAP) diluted earnings per share of $2.25 decreased 8.2 percent versus the first quarter of 2018. In the first quarter of 2019, the company repurchased 6.9 million shares of its common stock at a cost of $0.9 billion and had $2.4 billion remaining in the current share repurchase authorization at March 31, 2019.

At March 31, 2019, the balance sheet remains strong and the company continues to be committed to maintaining a strong investment grade rating. Cash, restricted cash and marketable securities at quarter end were $18.1 billion, an increase of $5.9 billion from December 31, 2018. Cash and debt balances increased since year-end 2018, as the company prepares for the acquisition of Red Hat. Key drivers in the balance sheet and total cash flows were:

Total assets increased $7.5 billion ($7.7 billion adjusted for currency) from December 31, 2018 driven by:

Management Discussion — (continued)

•                  An increase of $5.9 billion in cash, restricted cash and marketable securities;

•                  An increase in operating right-of-use assets of $4.6 billion resulting from the adoption of the new leasing standard; partially offset by

•                  A decrease in total receivables of $3.4 billion due to collections of higher year-end balances.

Total liabilities increased $7.9 billion ($8.2 billion adjusted for currency) from December 31, 2018 driven by:

•                  An increase in operating lease liabilities of $4.9 billion resulting from the adoption of the new leasing standard; and

•                  An increase in total debt of $4.2 billion driven by new issuances.

Total equity of $16.6 billion decreased $0.3 billion from December 31, 2018 as a result of:

•             Decreases from dividends ($1.4 billion) and treasury stock ($1.0 billion) primarily due to share repurchases; partially offset by

•                  Increases from net income ($1.6 billion) and retirement related plans ($0.3 billion).

The company generated $4.8 billion in cash flow provided by operating activities, an increase of $0.2 billion compared to the first quarter of 2018, driven primarily by an increase in cash provided by financing receivables ($0.1 billion). Net cash used in investing activities of $0.9 billion was $0.9 billion lower than the prior year, primarily driven by an increase in cash provided by non-operating finance receivables ($0.3 billion), a decrease in net capital expenditures ($0.3 billion), and lower net purchases of marketable securities and other investments ($0.2 billion). In the first quarter of 2019, financing activities were a source of cash of $1.9 billion compared to a $2.9 billion use of cash in the first quarter of 2018. The $4.8 billion increase in cash flow year to year was driven by an increase in net cash sourced from debt transactions ($4.9 billion), with a higher level of issuances and a lower level of maturities in the current year.

The company continues to expect GAAP diluted earnings per share from continuing operations of at least $12.45 and operating (non-GAAP) earnings of at least $13.90 per diluted share for 2019. The company continues to expect free cash flow to be approximately $12 billion in 2019, with free cash flow realization expected to be approximately 100 percent of GAAP net income. Refer to page 72 in the Liquidity and Capital Resources section for additional information on this non-GAAP measure. Refer to the Looking Forward section on pages 69 to 71 for additional information on the company’s expectations.

Management Discussion — (continued)

First Quarter in Review

Results of Continuing Operations

Segment Details

The following is an analysis of the first quarter of 2019 versus the first quarter of 2018 reportable segment external revenue and gross margin results. Segment pre-tax income includes transactions between segments that are intended to reflect an arm’s-length transfer price and excludes certain unallocated corporate items.

						Yr. to Yr.
						Percent
				Yr. to Yr.		Change
(Dollars in millions)				Percent/Margin		Adjusted For
For the three months ended March 31:	2019	2018		Change		Currency
Revenue:
Cloud & Cognitive Software	$5,037	$5,116	*	(1.5)%		1.5%
Gross margin	75.1%	76.3	%*	(1.3	)pts.
Global Business Services	4,119	4,115	*	0.1%		4.3%
Gross margin	26.2%	23.4	%*	2.8	pts.
Global Technology Services	6,875	7,421	*	(7.4)%		(3.0)%
Gross margin	33.7%	32.6	%*	1.1	pts.
Systems	1,328	1,500		(11.4)%		(8.8)%
Gross margin	46.2%	43.7%		2.5	pts.
Global Financing	406	405		0.2%		3.9%
Gross margin	34.9%	34.4%		0.6	pts.
Other	417	515	*	(19.0)%		(16.3)%
Gross margin	26.8%	31.8	%*	(5.0	)pts.
Total consolidated revenue	$18,182	$19,072		(4.7)%		(0.9)%
Total consolidated gross profit	$8,043	$8,247		(2.5)%
Total consolidated gross margin	44.2%	43.2%		1.0	pts.
Non-operating adjustments:
Amortization of acquired intangible assets	76	93		(18.7)%
Operating (non-GAAP) gross profit	$8,119	$8,340		(2.7)%
Operating (non-GAAP) gross margin	44.7%	43.7%		0.9	pts.

* Recast to reflect segment changes.

Cloud & Cognitive Software

				Yr. to Yr.
				Percent
			Yr. to Yr.	Change
(Dollars in millions)			Percent	Adjusted For
For the three months ended March 31:	2019	2018*	Change	Currency
Cloud & Cognitive Software external revenue:	$5,037	$5,116	(1.5)%	1.5%
Cognitive Applications	$1,308	$1,286	1.7%	4.3%
Cloud & Data Platforms	1,917	1,950	(1.7)	1.6
Transaction Processing Platforms	1,812	1,880	(3.6)	(0.4)

* Recast to reflect segment changes.

Cloud & Cognitive Software revenue of $5,037 million decreased 1.5 percent as reported, but grew 2 percent adjusted for currency in the first quarter of 2019 compared to the prior year. There was year-to-year growth in Cognitive Applications as reported and adjusted for currency. Cloud & Data Platforms declined as reported, but grew adjusted for currency. Transaction Processing Platforms decreased as reported, but was flat on a constant currency basis.

Management Discussion — (continued)

Cognitive Applications includes software that addresses vertical and domain-specific solutions, increasingly infused with AI. This includes areas such as health, financial services, IOT solutions, The Weather Company and security software and services. This content was previously reported in Solutions Software, with the exception of security services, which was reported in Infrastructure Services. Cognitive Applications revenue of $1,308 million grew 1.7 percent as reported (4 percent adjusted for currency) compared to the prior year, led by offerings in security, and solution areas such as health, supply chain and weather. Security offerings generated double-digit revenue growth driven by the company’s integrated software and services value proposition. Watson Health offerings had broad-based growth this quarter and Weather offerings had double-digit growth and reached an all-time high in the number of active users.

Cloud & Data Platforms includes the distributed middleware and data platform software critical for orchestration and integration of multi-cloud environments, inclusive of public and private clouds. This includes product areas such as WebSphere distributed, IBM Cloud Private, analytics platform software (e.g., DB2 distributed, information integration, and enterprise content management) and IOT, Blockchain and AI platforms. Cloud & Data Platforms revenue of $1,917 million decreased 1.7 percent as reported, but grew 2 percent adjusted for currency compared to the prior year. Offerings that are helping clients modernize and integrate applications as well as collect and manage data, grew in the first quarter as clients transition to hybrid and open multicloud environments.

Transaction Processing Platforms includes software that supports client mission critical on-premise workloads, including transaction processing software as well as analytics and integration software running on IBM operating systems. Transaction Processing Platforms revenue of $1,812 million decreased 3.6 percent as reported, but was flat adjusted for currency in the first quarter of 2019 compared to the prior year. Clients continued to commit to IBM’s platform for the long term given the value provided by these platforms while offering predictability in spending.

Within Cloud & Cognitive Software, cloud revenue of $0.7 billion grew 7 percent as reported (10 percent adjusted for currency), with an as-a-Service exit run rate of $2.1 billion.

			Yr. to Yr.
			Percent/
(Dollars in millions)			Margin
For the three months ended March 31:	2019	2018*	Change
Cloud & Cognitive Software:
External gross profit	$3,782	$3,906	(3.2)%
External gross profit margin	75.1%	76.3%	(1.3	)pts.
Pre-tax income	$1,767	$1,680	5.2%
Pre-tax margin	30.1%	27.8%	2.3	pts.

* Recast to reflect segment changes.

Cloud & Cognitive Software gross profit margin decreased 1.3 points to 75.1 percent in the first quarter of 2019 compared to the prior year, driven by a higher mix of services and higher royalty costs in the current year.

Pre-tax income of $1,767 million increased 5.2 percent in the first quarter of 2019 compared to the prior year. The pre-tax margin increased 2.3 points to 30.1 percent, driven by a lower level of workforce rebalancing charges in the current year, partially offset by lower IP income and continued investment in key strategic areas.

Management Discussion — (continued)

Global Business Services

					Yr. to Yr.
					Percent
				Yr. to Yr.	Change
(Dollars in millions)				Percent	Adjusted For
For the three months ended March 31:	2019	2018		Change	Currency
Global Business Services external revenue:	$4,119	$4,115	*	0.1%	4.3%
Consulting	$1,964	$1,867		5.2%	9.1%
Global Process Services	247	246	*	0.3	5.3
Application Management	1,908	2,002		(4.7)	(0.3)

* Recast to reflect segment changes.

Global Business Services revenue of $4,119 million was flat as reported, but increased 4 percent adjusted for currency in the first quarter of 2019 compared to the prior year. There was strong growth in Consulting, as clients turn to GBS, with its industry specific expertise and innovative technology portfolio, to help them on their digital journey to a Cognitive Enterprise.

Consulting revenue of $1,964 million grew 5.2 percent as reported and 9 percent adjusted for currency. This growth was led by Digital Strategy and iX, consulting for cloud application migrations and the Next Generation Enterprise Application practice.

Global Process Services revenue of $247 million was flat as reported, but grew 5 percent adjusted for currency, driven by strong performance in risk and compliance.

Application Management revenue of $1,908 million declined 4.7 percent as reported, but was flat adjusted for currency. As the business shifts to cloud-based offerings, there was continued growth in Cloud Migration Factory and cloud application development. This growth was offset by ongoing declines in traditional application management engagements.

Within GBS, cloud revenue of $1.2 billion grew 20 percent as reported (25 percent adjusted for currency), with an as-a-Service exit run rate of $1.8 billion.

			Yr. to Yr.
			Percent/
(Dollars in millions)			Margin
For the three months ended March 31:	2019	2018*	Change
Global Business Services:
External gross profit	$1,078	$962	12.0%
External gross profit margin	26.2%	23.4%	2.8	pts.
Pre-tax income	$315	$125	152.1%
Pre-tax margin	7.5%	3.0%	4.5	pts.

* Recast to reflect segment changes.

GBS gross profit margin increased 2.8 points year to year to 26.2 percent, driven by a mix to higher-value offerings, continued yield from productivity and utilization initiatives and benefits from currency due to the global delivery model. Pre-tax income increased to $315 million in the first quarter of 2019 and pre-tax margin increased 4.5 points to 7.5 percent, reflecting the improvements in gross margin and a lower level of workforce rebalancing charges in the current year.

Management Discussion — (continued)

Global Technology Services

					Yr. to Yr.
					Percent
				Yr. to Yr.	Change
(Dollars in millions)				Percent	Adjusted For
For the three months ended March 31:	2019	2018		Change	Currency
Global Technology Services external revenue:	$6,875	$7,421	*	(7.4)%	(3.0)%
Infrastructure & Cloud Services	$5,209	$5,639	*	(7.6)%	(3.3)%
Technology Support Services	1,665	1,782		(6.5)	(2.1)

* Recast to reflect segment changes.

Global Technology Services revenue of $6,875 million declined 7.4 percent as reported (3 percent adjusted for currency) in the first quarter of 2019 compared to the prior year. The company is continuing to take actions to optimize the portfolio by de-emphasizing lower-value services content to increase margin, profit and cash contribution and better position the business for the longer term.

Infrastructure & Cloud Services revenue of $5,209 million decreased 7.6 percent as reported (3 percent adjusted for currency) compared to the first quarter of the prior year. There was continuing solid growth in cloud revenue as the company continues to migrate client’s mission-critical workloads to a hybrid multi-cloud environment.

Technology Support Services revenue of $1,665 million decreased 6.5 percent as reported (2 percent adjusted for currency) due primarily to hardware cycle dynamics.

Within GTS, cloud revenue of $2.1 billion grew 8 percent as reported (13 percent adjusted for currency), with an as-a-Service exit run rate of $7.5 billion.

			Yr. to Yr.
			Percent/
(Dollars in millions)			Margin
For the three months ended March 31:	2019	2018*	Change
Global Technology Services:
External gross profit	$2,316	$2,421	(4.3)%
External gross profit margin	33.7%	32.6%	1.1	pts.
Pre-tax income	$275	$66	315.1%
Pre-tax margin	3.8%	0.9%	3.0	pts.

* Recast to reflect segment changes.

Global Technology Services gross profit margin increased 1.1 points to 33.7 percent, driven primarily by the mix shift to higher-value, benefits from cloud scale efficiencies and productivity improvements. Pre-tax income increased to $275 million and pre-tax margin increased 3.0 points year to year to 3.8 percent, reflecting the improvements in gross margin and a lower level of workforce rebalancing charges in the current year.

Services Backlog and Signings

				Yr. to Yr.
				Percent
			Yr. to Yr.	Change
	At March 31,	At March 31,	Percent	Adjusted For
(Dollars in billions)	2019	2018	Change	Currency
Total backlog	$111.6	$121.3	(8.0)%	(2.3)%

The estimated total services backlog at March 31, 2019 was $112 billion, a decrease of 8.0 percent as reported (2 percent adjusted for currency).

Total services backlog includes Infrastructure & Cloud Services, Security Services, Consulting, Global Process Services, Application Management and Technology Support Services. Total backlog is intended to be a statement of overall work

Management Discussion — (continued)

under contract which is either non-cancellable, or which historically has very low likelihood of termination, given the criticality of certain services to the company’s clients. Total backlog does not include as-a-Service arrangements that allow for termination under contractual commitment terms. Backlog estimates are subject to change and are affected by several factors, including terminations, changes in the scope of contracts, periodic revalidations, adjustments for revenue not materialized and adjustments for currency.

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

Signings include Infrastructure & Cloud Services, Security Services, Consulting, Global Process Services and Application Management contracts. Contract extensions and increases in scope are treated as signings only to the extent of the incremental new value. Technology Support Services (TSS) are generally not included in signings as the maintenance contracts tend to be more steady state, where revenues equal renewals. Certain longer-term TSS contracts that have characteristics similar to outsourcing contracts are included in signings.

Contract portfolios purchased in an acquisition are treated as positive backlog adjustments provided those contracts meet the company’s requirements for initial signings. A new signing will be recognized if a new services agreement is signed incidental or coincidental to an acquisition or divestiture.

				Yr. to Yr.
				Percent
			Yr. to Yr.	Change
(Dollars in millions)			Percent	Adjusted For
For the three months ended March 31:	2019	2018	Change	Currency
Total signings	$7,637	$9,308	(18.0)%	(13.8)%

Systems

				Yr. to Yr.
				Percent
			Yr. to Yr.	Change
(Dollars in millions)			Percent	Adjusted For
For the three months ended March 31:	2019	2018	Change	Currency
Systems external revenue:	$1,328	$1,500	(11.4)%	(8.8)%
Systems Hardware	$914	$1,093	(16.4)%	(14.0)%
IBM Z			(38.8)	(37.6)
Power Systems			5.9	9.4
Storage Systems			(13.4)	(10.8)
Operating Systems Software	414	407	1.8	5.1

Systems revenue of $1,328 million decreased 11.4 percent as reported (9 percent adjusted for currency) in the first quarter of 2019 compared to the prior year. Systems Hardware revenue of $914 million declined 16.4 percent as reported (14 percent adjusted for currency). These declines were driven by IBM Z and Storage Systems, partially offset by growth in Power Systems. Operating Systems Software revenue of $414 million grew 1.8 percent as reported (5 percent adjusted for currency) compared to the prior year.

IBM Z revenue declined 38.8 percent as reported (38 percent adjusted for currency) year to year reflecting the product cycle dynamics. The z14 continues to track ahead of the prior program with strong growth in MIPS shipped during the quarter led by Linux. The single-frame z14 designed specifically for cloud data centers was also a growth driver.

Power Systems revenue grew 5.9 percent as reported (9 percent adjusted for currency) year to year. This was the sixth consecutive quarter of growth, driven by Linux and the full rollout of the POWER9-based architecture. The POWER9-based systems are designed to handle more data intensive workloads in AI, HANA and UNIX, as well as manage advanced analytics and cloud environments. There was double-digit growth in the high-end and entry-level systems, partially offset by declines in the midrange systems, as reported and adjusted for currency.

Management Discussion — (continued)

Storage Systems revenue decreased 13.4 percent as reported (11 percent adjusted for currency), driven by declines in high-end and midrange products, partially offset by double-digit growth in all-flash array offerings. The storage market remains competitive with continued pricing pressures. The company continued to introduce new innovations and functionality to differentiate and manage the portfolio for the market shift to flash.

Within Systems, cloud revenue of $0.4 billion declined 18 percent as reported (15 percent adjusted for currency).

			Yr. to Yr.
			Percent/
(Dollars in millions)			Margin
For the three months ended March 31:	2019	2018	Change
Systems:
External Systems Hardware gross profit	$264	$312	(15.3)%
External Systems Hardware gross profit margin	28.9%	28.5%	0.4	pts.
External Operating Systems Software gross profit	$349	$343	1.7%
External Operating Systems Software gross profit margin	84.2%	84.3%	(0.1	)pts.
External total gross profit	$613	$655	(6.4)%
External total gross profit margin	46.2%	43.7%	2.5	pts.
Pre-tax income	$(202)	$(203)	(0.4)%
Pre-tax margin	(13.5)%	(12.3)%	(1.3	)pts.

The Systems gross profit margin increased 2.5 points to 46.2 percent in the first quarter of 2019 compared to the prior year. The year-to-year increase was driven by actions taken in the prior year to better position the systems cost structure over the longer term, and a current year benefit from mix to operating systems software.

The pre-tax loss in the first quarter of 2019 was flat compared to the prior year. The pre-tax margin decreased 1.3 points year to year, driven by mix due to the z14 product cycle.

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

Results of Operations

			Yr. to Yr.
			Percent/
(Dollars in millions)			Margin
For the three months ended March 31:	2019	2018	Change
External revenue	$406	$405	0.2%
Internal revenue	300	429	(30.0)
Total revenue	$706	$834	(15.4)%
Pre-tax income	$288	$377	(23.4)%

In the first quarter, Global Financing total revenue of $706 million declined 15.4 percent compared to the prior year. External revenue was flat as reported and increased 4 percent adjusted for currency due to an increase in financing (increased 7.4 percent to $336 million), partially offset by a decrease in used equipment sales (down 24.2 percent to $70 million). Internal revenue decreased 30.0 percent, driven by a decrease in used equipment sales (down 42.2 percent to $188 million), partially offset by an increase in financing (up 8.1 percent to $113 million).

Management Discussion — (continued)

The increases in internal and external financing revenue in the first quarter of 2019 compared to the same period in 2018 were primarily due to higher asset yields.

Sales of used equipment declined to 36.5 percent of Global Financing’s revenue in the first quarter of 2019 compared to 50.0 percent in the first quarter of 2018 due to lower volumes of internal and external used equipment sales. The gross profit margin on used sales was 52.3 percent and 59.0 percent in the first quarter of 2019 and 2018, respectively. The decrease in gross profit margin was driven by lower margin on external equipment sales and a shift away from higher margin internal equipment sales.

Global Financing pre-tax income decreased 23.4 percent to $288 million in the first quarter of 2019 compared to the same period in 2018, due to lower gross profit of $134 million, offset by a decrease in expense of $46 million, which included the gain from the sale of certain commercial financing capabilities, which closed in the first-quarter 2019.

Global Financing return on equity was 13.7 percent for the three months ended March 31, 2019 compared to 32.5 percent for the three months ended March 31, 2018. The decrease in return on equity was driven by a decline in net income. Net income included higher tax expense in the first quarter of 2019 due to additional guidance issued by the U.S. Treasury regarding the U.S. tax reform repatriation tax. Refer to page 73 for the details of the after-tax income and return on equity calculation.

Geographic Revenue

In addition to the revenue presentation by reportable segment, the company also measures revenue performance on a geographic basis.

				Yr. to Yr.
				Percent
			Yr. to Yr.	Change
(Dollars in millions)			Percent	Adjusted For
For the three months ended March 31:	2019	2018	Change	Currency
Total Revenue	$18,182	$19,072	(4.7)%	(0.9)%
Americas	$8,493	$8,707	(2.5)%	(0.9)%
Europe/Middle East/Africa (EMEA)	5,727	6,176	(7.3)	(0.2)
Asia Pacific	3,961	4,188	(5.4)	(1.8)

In the first quarter, total revenue of $18,182 million decreased 4.7 percent as reported and 1 percent adjusted for currency compared to the prior year. Americas revenue of $8,493 million decreased 2.5 percent as reported and 1 percent adjusted for currency. EMEA revenue of $5,727 million decreased 7.3 percent as reported, but was flat adjusted for currency. Asia Pacific revenue of $3,961 million decreased 5.4 percent as reported and 2 percent adjusted for currency.

Within Americas, U.S. revenue decreased 2.8 percent compared to the prior year. Canada revenue was flat as reported, but grew 5 percent adjusted for currency. Latin America decreased 3.9 percent as reported, but increased 5 percent adjusted for currency. Within Latin America, Brazil decreased 6.4 percent as reported, but increased 4 percent adjusted for currency.

In EMEA, France declined 9.3 percent as reported and 2 percent adjusted for currency. Germany decreased 7.6 percent as reported, but was flat adjusted for currency. Italy decreased 6.4 percent as reported, but increased 1 percent adjusted for currency. The UK decreased 1.7 percent as reported, but grew 5 percent adjusted for currency. The Middle East and Africa region decreased 8.3 percent as reported and 5 percent adjusted for currency.

Within Asia Pacific, Japan revenue increased 1.8 percent as reported (4 percent adjusted for currency) compared to the prior year. China decreased 16.5 percent as reported (13 percent adjusted for currency), India decreased 17.1 percent as reported (10 percent adjusted for currency) and Australia decreased 12.7 percent as reported (4 percent adjusted for currency).

Management Discussion — (continued)

Expense

Total Expense and Other (Income)

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended March 31:	2019	2018	Change
Total consolidated expense and other (income)	$6,160	$7,111	(13.4)%
Non-operating adjustments:
Amortization of acquired intangible assets	$(98)	$(110)	(11.0)%
Acquisition-related charges	(39)	0	nm
Non-operating retirement-related (costs)/income	(138)	(402)	(65.7)
Operating (non-GAAP) expense and other (income)	$5,886	$6,600	(10.8)%
Total consolidated expense-to-revenue ratio	33.9%	37.3%	(3.4	)pts.
Operating (non-GAAP) expense-to-revenue ratio	32.4%	34.6%	(2.2	)pts.

nm - not meaningful

For additional information regarding total expense and other (income) for both expense presentations, see the following analyses by category.

Selling, General and Administrative Expense

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended March 31:	2019	2018	Change
Selling, general and administrative expense:
Selling, general and administrative — other	$4,048	$4,300	(5.9)%
Advertising and promotional expense	432	401	7.7
Workforce rebalancing charges	19	540	(96.4)
Amortization of acquired intangible assets	97	110	(11.6)
Stock-based compensation	74	81	(8.4)
Bad debt expense	20	13	51.1
Total consolidated selling, general and administrative expense	$4,691	$5,445	(13.9)%
Non-operating adjustments:
Amortization of acquired intangible assets	$(97)	$(110)	(11.6)%
Acquisition-related charges	(27)	0	nm
Operating (non-GAAP) selling, general and administrative expense	$4,566	$5,335	(14.4)%

nm — not meaningful

Total selling, general and administrative (SG&A) expense decreased 13.9 percent in the first quarter of 2019 versus the prior year driven primarily by the following factors:

•                  Lower workforce rebalancing charges (10 points);

•                  The effects of currency (3 points); and

•                  Lower spending (2 points).

Operating (non-GAAP) expense decreased 14.4 percent year to year driven by primarily the same factors.

Bad debt expense decreased $7 million year to year. The receivables provision coverage was 1.7 percent at March 31, 2019, an increase of 10 basis points from December 31, 2018 and unchanged from March 31, 2018.

Management Discussion — (continued)

Research, Development and Engineering

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended March 31:	2019	2018	Change
Research, development and engineering expense	$1,433	$1,405	2.0%

Research, development and engineering (RD&E) expense was 7.9 percent of revenue in the first quarter of 2019 compared to 7.4 percent of revenue in the first quarter of 2018.

RD&E expense in the first quarter of 2019 increased 2.0 percent year to year primarily driven by:

•                  Higher spending (4 points); partially offset by

•                  The effects of currency (2 points).

Intellectual Property and Custom Development Income

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended March 31:	2019	2018	Change
Intellectual Property and Custom Development Income:
Licensing of intellectual property including royalty-based fees	$50	$249	(79.8)%
Custom development income	51	67	(24.5)
Sales/other transfers of intellectual property	0	0	212.5
Total	$101	$317	(68.0)%

Licensing of intellectual property including royalty-based fees decreased 79.8 percent year to year in the first quarter of 2019. This was primarily due to a decline in new partnership agreements compared with the first quarter of 2018. The timing and amount of licensing, sales or other transfers of IP may vary significantly from period to period depending upon the timing of licensing agreements, economic conditions, industry consolidation and the timing of new patents and know-how development.

Other (Income) and Expense

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended March 31:	2019	2018	Change
Other (income) and expense:
Foreign currency transaction losses/(gains)	$(172)	$141	nm
(Gains)/losses on derivative instruments	69	(49)	nm
Interest income	(70)	(71)	(0.2)%
Net (gains)/losses from securities and investment assets	(4)	(22)	(80.8)
Retirement-related costs/(income)	138	402	(65.7)
Other	(32)	11	nm
Total consolidated other (income) and expense	$(73)	$413	nm
Non-operating adjustments:
Amortization of acquired intangible assets	$(1)	$—	nm
Acquisition-related charges	24	0	nm
Non-operating retirement-related (costs)/income	(138)	(402)	(65.7)%
Operating (non-GAAP) other (income) and expense	$(187)	$11	nm

nm - not meaningful

Total consolidated other (income) and expense was income of $73 million in the first quarter of 2019 compared to expense of $413 million in the prior year. The $485 million year-to-year change was primarily driven by:

•                  Net exchange gains in the current year versus net exchange losses in the prior year ($196 million); and

Management Discussion — (continued)

•                  Lower non-operating retirement-related costs ($264 million). Refer to “Retirement-Related Plans” for additional information.

Operating (non-GAAP) other (income) and expense was $187 million of income in the first quarter of 2019 compared to expense of $11 million in the prior year. The year-to-year change was driven primarily by the net exchange dynamics described above.

Interest Expense

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended March 31:	2019	2018	Change
Interest expense	$210	$165	27.4%
Non-operating adjustment:
Acquisition-related charges	$(36)	$—	nm
Operating (non-GAAP) interest expense	$174	$165	5.6%

nm - not meaningful

Interest expense increased $45 million year to year in the first quarter of 2019. Interest expense is presented in cost of financing in the Consolidated Statement of Earnings if the related external borrowings are to support the Global Financing external business. Overall interest expense (excluding capitalized interest) for the first quarter of 2019 was $389 million, an increase of $42 million versus the comparable prior-year period, primarily driven by a higher average debt balance and higher average interest rates.

Retirement-Related Plans

The following table provides the total pre-tax cost for all retirement-related plans. The operating cost amounts are included in the Consolidated Statement of Earnings within the caption (e.g., Cost, SG&A, RD&E) relating to the job function of the plan participants. The non-operating cost amounts are included in other (income) and expense.

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended March 31:	2019	2018	Change
Retirement-related plans — cost:
Service cost	$97	$109	(10.9)%
Multi-employer plans	9	10	(17.4)
Cost of defined contribution plans	248	268	(7.5)
Total operating costs/(income)	$353	$387	(8.7)%
Interest cost	$728	$692	5.2%
Expected return on plan assets	(1,051)	(1,025)	2.5
Recognized actuarial losses	458	747	(38.7)
Amortization of prior service costs/(credits)	(3)	(19)	(84.5)
Curtailments/settlements	1	0	nm
Other costs	5	7	(26.9)
Total non-operating costs/(income)	$138	$402	(65.7)%
Total retirement-related plans — cost	$491	$788	(37.7)%

nm - not meaningful

Total pre-tax retirement-related plan cost decreased by $297 million compared to the first quarter of 2018, primarily driven by a decrease in recognized actuarial losses ($289 million), primarily due to the change in the amortization period in the U.S. Qualified Personal Pension Plan, higher expected return on plan assets ($26 million) and a decrease in defined contribution plans cost ($20 million), partially offset by higher interest costs ($36 million).

Management Discussion — (continued)

As discussed in the “Operating (non-GAAP) Earnings” section on page 51, the company characterizes certain retirement-related costs as operating and others as non-operating. Utilizing this characterization, operating retirement-related costs in the first quarter of 2019 were $353 million, a decrease of $34 million compared to the first quarter of 2018, primarily driven by lower defined contribution plans cost ($20 million) and lower service cost ($12 million). Non-operating costs of $138 million in the first quarter of 2019 decreased $264 million year to year, driven primarily by lower recognized actuarial losses ($289 million) and a higher expected return on plan assets ($26 million), partially offset by higher interest costs ($36 million).

Taxes

The continuing operations effective tax rate for the first quarter of 2019 was 15.4 percent, an increase of 62.9 points compared to the first quarter of 2018. The operating (non-GAAP) tax rate for the first quarter of 2019 was 10.0 percent, an increase of 40.6 points compared to the first quarter of 2018.

The year-to-year change in the continuing operations effective tax rate was primarily driven by a reduced benefit from audit resolutions (65.8 points), offset by a lower impact from U.S. tax reform (2.5 points) and a more favorable mix of earnings. The change in the operating (non-GAAP) tax rate was primarily driven by the same factors, except for the impacts of U.S. tax reform related activity.

In January 2019, the U.S. Treasury issued additional U.S. tax reform guidelines. The impact is included in the company’s first quarter 2019 provision for income taxes (GAAP only).

The company is no longer subject to income tax examination of its U.S. federal tax returns for years prior to 2013. The company’s U.S. income tax returns for 2013 and 2014 continue to be examined by the IRS with specific focus on certain cross-border transactions in 2013. With respect to major U.S. state and foreign taxing jurisdictions, the company is generally no longer subject to tax examinations for years prior to 2014. The company is involved in a number of income tax-related matters in India challenging tax assessments issued by the India Tax Authorities. As of March 31, 2019, the company has recorded $759 million as prepaid income taxes representing cash tax deposits paid over time to protect the company’s right to appeal various income tax assessments made by the Indian Tax Authorities. Tax years still subject to examination contain matters that could be subject to differing interpretations of applicable tax laws and regulations as it relates to the amount and/or timing of income, deductions and tax credits. Although the outcome of tax audits is always uncertain, the company believes that adequate amounts of tax, interest and penalties have been provided for any adjustments that are expected to result for these years.

The amount of unrecognized tax benefits at March 31, 2019 is $6,561 million which can be reduced by $657 million of offsetting tax benefits associated with timing adjustments, U.S. tax credits, potential transfer pricing adjustments, and state income taxes. The net amount of $5,904 million, if recognized, would favorably affect the company’s effective tax rate.

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

			Yr. to Yr.
			Percent
For the three months ended March 31:	2019	2018	Change
Earnings per share of common stock from continuing operations:
Assuming dilution	$1.78	$1.81	(1.7)%
Basic	$1.79	$1.82	(1.6)%
Diluted operating (non-GAAP)	$2.25	$2.45	(8.2)%
Weighted-average shares outstanding: (in millions)
Assuming dilution	893.9	925.4	(3.4)%
Basic	889.6	920.7	(3.4)%

Management Discussion — (continued)

Actual shares outstanding at March 31, 2019 were 886.6 million. The weighted-average number of common shares outstanding assuming dilution during the first quarter of 2019 was 31.5 million shares (3.4 percent) lower than the same period of 2018. The decrease was primarily the result of the common stock repurchase program.

Financial Position

Dynamics

At March 31, 2019, the balance sheet remained strong and the company is well positioned for the long term. Cash, restricted cash and marketable securities at quarter end were $18,144 million compared to $12,222 million at December 31, 2018, with a corresponding increase in debt as the company begins to prepare for the pending Red Hat acquisition. The company continues to manage the investment portfolio to meet its capital preservation and liquidity objectives. Total debt of $49,976 million increased $4,165 million from December 31, 2018, driven by new debt issuances of $5,962 million; partially offset by debt maturities of $1,751 million. Within total debt, $29,522 million is in support of the Global Financing business. In the first quarter of 2019, the company adopted the new leasing standard, which increased assets and corresponding lease liabilities by $4,634 million and $4,903 million, respectively, as of March 31, 2019. In the first three months of 2019, the company generated $4,759 million in cash from operations, compared to $4,602 million in the first three months of 2018. The company has consistently generated strong cash flows from operations and continues to have access to additional sources of liquidity through the capital markets and its credit facilities.

The assets and debt associated with the Global Financing business are a significant part of the company’s financial position. Debt for Global Financing is expected to decline during 2019 as the company winds down its OEM Commercial Financing content. The financial position amounts appearing on pages 5 and 6 are the consolidated amounts including Global Financing.

Global Financing Financial Position Key Metrics:

	At March 31,	At December 31,
(Dollars in millions)	2019	2018
Cash and cash equivalents	$1,582	$1,833
Net investment in sales-type and direct financing leases (1)	6,548	6,924
Equipment under operating leases — external clients (2)	394	444
Client loans	11,791	12,802
Total client financing assets	18,733	20,170
Commercial financing receivables	10,333	11,838
Intercompany financing receivables (3) (4)	5,168	4,873
Total assets	$36,750	$41,320
Debt	$29,522	$31,227
Total equity	$3,276	$3,470

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

At March 31, 2019, substantially all client and commercial financing assets were IT related assets, and approximately 55 percent of the total external portfolio was with investment grade clients with no direct exposure to consumers. This investment grade percentage is based on the credit ratings of the companies in the portfolio.

The company has a long-standing practice of taking mitigating actions, in certain circumstances, to transfer credit risk to third parties, including credit insurance, financial guarantees, non-recourse borrowings, transfers of receivables recorded as true sales in accordance with accounting guidance or sales of equipment under operating lease. Adjusting for the mitigation actions, the investment grade content would increase by 16 points to 71 percent, an increase of 1 point year to year.

Management Discussion — (continued)

IBM Working Capital

	At March 31,	At December 31,
(Dollars in millions)	2019	2018
Current assets	$52,705	$49,146
Current liabilities	38,871	38,227
Working capital	$13,834	$10,918
Current ratio	1.36:1	1.29:1

Working capital increased $2,916 million from the year-end 2018 position. The key changes are described below:

Current assets increased $3,560 million ($3,725 million adjusted for currency) due to:

•                  An increase of $5,922 million ($6,022 million adjusted for currency) in cash, restricted cash, and marketable securities; partially offset by

•                  A decline in receivables of $2,619 million ($2,561 million adjusted for currency) primarily driven by declines in financing receivables of $2,101 million as a result of collections of higher year-end balances.

Current liabilities increased $644 million ($732 million adjusted for currency) as a result of:

•                  An increase in operating lease liabilities of $1,313 million ($1,315 million adjusted for currency) as a result of the adoption of the new leasing standard; and

•                  An increase in deferred income of $969 million ($1,011 million adjusted for currency) primarily due to the cyclical increase from annual billings; partially offset by

•                  A decrease in accounts payable of $847 million ($843 million adjusted for currency) reflecting declines from typically higher year-end balances; and

•                  A decrease in taxes payable of $562 million ($538 million adjusted for currency).

Receivables and Allowances

Roll Forward of Total IBM Receivables Allowance for Credit Losses (included in Total IBM)

(Dollars in millions)
January 1, 2019	Additions *	Write-offs **	Other ***	March 31, 2019
$639	$20	$(21)	$(2)	$636

*                           Additions for Allowance for Credit Losses are charged to expense.

**                    Refer to note A, “Significant Accounting Policies,” in the company’s 2018 Annual Report on pages 87 and 88 for additional information regarding Allowance for Credit Loss write-offs.

***             Primarily represents translation adjustments.

The total IBM receivables provision coverage was 1.7 percent at March 31, 2019, an increase of 10 basis points compared to December 31, 2018. The increase was driven by the overall decline in gross receivables.

Global Financing Receivables and Allowances

The following table presents external Global Financing receivables excluding residual values, the allowance for credit losses and immaterial miscellaneous receivables.

Management Discussion — (continued)

	At March 31,	At December 31,
(Dollars in millions)	2019	2018
Recorded investment (1)	$28,321	$31,182
Specific allowance for credit losses	221	220
Unallocated allowance for credit losses	66	72
Total allowance for credit losses	287	292
Net financing receivables	$28,034	$30,890
Allowance for credit losses coverage	1.0%	0.9%

(1) Includes deferred initial direct costs which are eliminated in IBM’s consolidated results.

The percentage of Global Financing receivables reserved increased from 0.9 percent at December 31, 2018, to 1.0 percent at March 31, 2019. The increase was primarily driven by the overall decline in gross receivables. Specific reserves were flat at March 31, 2019 compared to year-end 2018. Unallocated reserves decreased 7.7 percent from $72 million at December 31, 2018, to $66 million at March 31, 2019.

Roll Forward of Global Financing Receivables Allowance for Credit Losses

(Dollars in millions)
January 1, 2019	Additions *	Write-offs **	Other ***	March 31, 2019
$292	$3	$(8)	$(1)	$287

*                           Additions for Allowance for Credit Losses are charged to expense.

**                    Refer to note A, “Significant Accounting Policies,” in the company’s 2018 Annual Report on pages 87 and 88 for additional information regarding allowance for credit loss write-offs.

***             Primarily represents translation adjustments.

Global Financing’s bad debt expense was $3 million for the three months ended March 31, 2019, compared to $4 million for the same period in 2018.

Noncurrent Assets and Liabilities

	At March 31,	At December 31,
(Dollars in millions)	2019	2018
Noncurrent assets	$78,221	$74,236
Long-term debt	$39,727	$35,605
Noncurrent liabilities (excluding debt)	$35,722	$32,621

Noncurrent assets increased $3,985 million ($4,012 million adjusted for currency) due to:

•                  An increase in operating right-of-use assets of $4,634 million ($4,658 million adjusted for currency) as a result of the adoption of the new leasing standard; partially offset by

•                  A decrease in long-term financing receivables of $787 million ($773 million adjusted for currency) as a result of seasonal reductions of higher year-end balances.

Long-term debt increased $4,122 million ($4,213 million adjusted for currency) due to:

•                  Issuances of $5,922 million; partially offset by

•                  Reclassifications to short-term debt of $1,749 million to reflect upcoming maturities.

Noncurrent liabilities (excluding debt) increased $3,101 million ($3,255 million adjusted for currency) due to:

•                  An increase in long-term operating lease liabilities of $3,590 million as a result of the adoption of the new leasing standard.

Management Discussion — (continued)

Debt

The company’s funding requirements are continually monitored and strategies are executed to manage the overall asset and liability profile. Additionally, the company maintains sufficient flexibility to access global funding sources as needed.

	At March 31,	At December 31,
(Dollars in millions)	2019	2018
Total company debt	$49,976	$45,812
Total Global Financing segment debt	$29,522	$31,227
Debt to support external clients	25,366	27,536
Debt to support internal clients	4,156	3,690
Non-Global Financing debt	$20,455	$14,585

Total debt of $49,976 million increased $4,165 million from December 31, 2018, driven by new debt issuances of $5,962 million; partially offset by debt maturities of $1,751 million.

Non-Global Financing debt of $20,455 million was up $5,870 million from December 31, 2018 in preparation for the pending acquisition of Red Hat.

Global Financing provides financing predominantly for the company’s external client assets, as well as for assets under contract by other IBM units. These assets, primarily for Global Technology Services, generate long-term, stable revenue streams similar to the Global Financing asset portfolio. Based on their attributes, these Global Technology Services assets are leveraged with the balance of the Global Financing asset base.

The debt used to fund Global Financing assets is composed of intercompany loans and external debt. Total debt changes generally correspond with the level of client and commercial financing receivables, the level of cash and cash equivalents, the change in intercompany and external payables and the change in intercompany investment from IBM. The terms of the intercompany loans are set by the company to substantially match the term, currency and interest rate variability underlying the financing receivable and are based on arm’s-length pricing. The Global Financing debt-to-equity ratio remained at 9.0 to 1 at March 31, 2019.

Global Financing provides financing predominantly for the company’s external client assets, as well as for assets under contract by other IBM units. As previously stated, the company measures Global Financing as a stand-alone entity, and accordingly, interest expense relating to debt supporting Global Financing’s external client and internal business is included in the “Global Financing Results of Operations” on page 59 and in note 8, “Segments,” on pages 35 and 36. In the company’s Consolidated Statement of Earnings, the external debt-related interest expense supporting Global Financing’s internal financing to the company is reclassified from cost of financing to interest expense.

Equity

Total equity decreased $323 million from December 31, 2018, primarily due to decreases from dividends paid ($1,397 million) and an increase in treasury stock ($950 million) primarily due to share repurchases; partially offset by increases from net income ($1,591 million) and retirement-related plans ($330 million).

Cash Flow

The company’s cash flows from operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flows on page 7, are summarized in the following table. These amounts include the cash flows associated with the Global Financing business.

Management Discussion — (continued)

(Dollars in millions)
For the three months ended March 31:	2019	2018
Net cash provided by/(used in) continuing operations:
Operating activities	$4,759	$4,602
Investing activities	(853)	(1,764)
Financing activities	1,863	(2,909)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(102)	100
Net change in cash, cash equivalents and restricted cash	$5,668	$28

Net cash provided by operating activities increased $158 million as compared to the first three months of 2018 driven primarily by:

•                  An increase of $98 million in cash provided by financing receivables.

Net cash used in investing activities decreased $912 million driven by:

•                  An increase of $281 million in cash provided by non-operating finance receivables;

•                  A decrease in cash used for net capital expenditures of $279 million; and

•                  A decrease in net purchases of marketable securities and other investments of $248 million.

Financing activities were a net source of cash of $1,863 million in the first quarter of 2019 compared to a net use of cash of $2,909 million in the first quarter of 2018.  The year-to-year increase in cash flow of $4,772 million was driven by:

•                  An increase in net cash sourced from debt transactions of $4,945 million primarily driven by a higher level of issuances and a lower level of maturities in the current year.

Looking Forward

The company’s strategies, investments and actions are all made with an objective of optimizing long-term performance. A long-term perspective ensures that the company is well-positioned to take advantage of the major shifts in technology, business and the global economy.

As part of its long-term strategic model, the company expects to continue to allocate capital efficiently and effectively to investments, and to return value to shareholders through a combination of dividends and share repurchases. Over the long term, in consideration of the opportunities it will continue to develop, the company continues to expect to have the ability to generate low single-digit revenue growth, and with a higher-value business mix, mid single-digit profit growth, high single-digit operating (non-GAAP) earnings per share growth, with free cash flow realization of GAAP net income over 90 percent.

Over the last several years, the company has been making investments and shifting resources, embedding AI and cloud into its offerings while building new solutions and modernizing its existing platforms. These investments not only drive current performance, but will extend the company’s innovation leadership into the future. The company’s key differentiators are built around three pillars — innovative technology, industry expertise and trust and security, uniquely delivered through an integrated model.

The company is focused on the next chapter of cloud, which will shift mission-critical work to the cloud and optimize everything from supply chains to core banking systems.  To address this opportunity, enterprises need to be able to move and manage data, services, and workflows across multiple clouds and on-premises. They also need to be able to address security concerns, data protection and protocols, availability, and cloud management.  This requires a hybrid, multi-cloud, open approach.  As a result, the company has been reshaping its business to address this opportunity, investing heavily to build capabilities.  Going forward, the company will continue providing growth rates for cloud and as-a service — the signposts of key emerging high value areas of the IT industry. The company eliminated its strategic imperatives reporting, established in 2015, with a goal of achieving approximately $40B of revenue across its strategic imperatives, which was achieved in 2018.

Management Discussion — (continued)

IBM’s pending acquisition of Red Hat will bring together the best-in-class hybrid cloud providers and will enable companies to securely unlock the full value of cloud for their businesses. IBM and Red Hat will be strongly positioned to address this opportunity and accelerate hybrid cloud adoption. The company is proceeding through the regulatory process and continues to expect to close the transaction in the second half of 2019. The acquisition of Red Hat reinforces IBM’s high-value model. It is expected to accelerate IBM’s revenue growth, gross margin and be accretive to free cash flow within 12 months of closing. The company will continue with a disciplined financial policy and is committed to maintaining strong investment grade credit ratings and supporting a solid and growing dividend. The company will target a leverage profile consistent with a mid to high single A credit rating. During the first quarter of 2019, the company began the issuance of additional debt in preparation of the pending acquisition.  In order to reduce debt, the company intends to suspend its share repurchase program in 2020 and 2021.

At mid-April 2019 spot rates, the company expects a currency headwind of approximately 2.5 points to second quarter 2019 revenue growth and a headwind of approximately 2.0 points to full year 2019 revenue growth. The company expects revenue dynamics from the first quarter to the second quarter of 2019 to be similar to the last two years, which is a sequential increase of approximately $900 million to $1 billion. For full-year 2019, the company expects to expand gross and pre-tax margins.

Overall, the company continues to expect GAAP earnings per share from continuing operations for 2019 to be at least $12.45. Excluding acquisition-related charges of $0.76 per share, non-operating retirement-related items of $0.45 per share and tax reform enactment impacts of $0.24 per share, operating (non-GAAP) earnings per share is expected to be at least $13.90. Earnings per share expectations do not include Red Hat, as financial implications for 2019 are heavily dependent on the timing of the closing. Expectations will be updated after the transaction closes.  The two announced divestitures of software products are expected to close in the second quarter and have been included in the full-year earnings per share expectations.

For the second quarter of 2019, the company expects GAAP earnings per share from continuing operations and operating (non-GAAP) earnings per share to be approximately 22 percent of the respective full-year expectations.  Looking forward to the second half of 2019, the company expects growth in earnings per share to be skewed to the fourth quarter.  The company expects the gains on the previously announced divestitures to be between $500 million and $700 million and the company’s earnings per share expectations for the second quarter of 2019 assume the low-end of this range. For the full year and second quarter of 2019, the company’s expectations assume minimal to no impact to profit and earnings per share overall, with the majority of any gains offset by foregone profit and stranded costs from the divestitures, as well as actions taken to address structure and stranded costs.

The company continues to expect free cash flow to be approximately $12 billion in 2019. Free cash flow expectations for the year reflect expected operational profit performance and continued balance sheet efficiency including capital management, partially offset by a cash tax headwind. Free cash flow realization, which is defined as free cash flow to income from continuing operations (GAAP), is expected to be approximately 100 percent for the year. These expectations also take into account the estimated impact of the announced and closed divestitures, however do not include estimated impacts from the pending acquisition of Red Hat, other than an estimate of pre-closing financing costs.

For full-year 2019, the company expects the GAAP effective tax rate to be approximately 12 to 13 percent, including an estimate for potential discrete tax events (discretes). Discretes by their nature are difficult to estimate and the actual impacts will be recorded as the discrete events occur.  The company expects its operating (non-GAAP) tax rate for 2019 to be approximately 11 to 12 percent (which is a 3 to 4 points headwind year to year), including an estimate of potential discretes. The rates will change year to year based on discrete tax events, such as the settlement of income tax audits and changes in tax laws, as well as recurring factors including the geographic mix of income before taxes, state and local taxes and the effects of various global income tax strategies. The GAAP effective tax rate could also be affected by adjustments to the previously recorded charges for U.S. tax reform attributable to any changes in law, new regulations and guidance, audit adjustments, among others.

Beginning in the second quarter of 2019 and continuing throughout the year, IBM’s Global Financing business will wind down the portion of its commercial financing operations, which provides short-term working capital solutions for OEM information technology suppliers, distributors and resellers. IBM Global Financing will continue to provide differentiated end-to-end financing solutions, including commercial financing in support of IBM partner relationships. The wind down of this activity is expected to reduce IBM’s revenue, with a nominal impact to profit, however it does not change the company’s earnings per share and free cash flow expectations for 2019.

Management Discussion — (continued)

Beginning in 2019, within the IBM U.S. Qualified Personal Pension Plan, substantially all the plan participants are now considered inactive, which, as required by U.S. GAAP, resulted in a change in the amortization period of unrecognized actuarial losses, from the average remaining service period of active plan participants to the average remaining life expectancy of inactive plan participants. These periods are approximately 6 years and 18 years, respectively. As a result of this change, there will be a reduction to 2019 amortization expense of approximately $900 million. Actuarial loss amortization is reported within non-operating pension costs. There will be no impact to 2019 operating (non-GAAP) retirement-related costs, funded status, retiree benefit payments or funding requirements of the U.S. Qualified Personal Pension Plan. However, there will be an impact to free cash flow realization.

The company expects 2019 pre-tax retirement-related plan cost to be approximately $2.0 billion, a decrease of approximately $1 billion compared to 2018. This estimate reflects current pension plan assumptions at December 31, 2018. Within total retirement-related plan cost, operating retirement-related plan cost is expected to be approximately $1.5 billion, approximately flat versus 2018. Non-operating retirement-related plan cost is expected to be approximately $0.6 billion, a decrease of approximately $1 billion compared to 2018, primarily driven by lower actuarial loss amortization resulting from the change in amortization period for the U.S. plan. Contributions for all retirement-related plans are expected to be approximately $2.4 billion in 2019, an increase of approximately $100 million compared to 2018.

Currency Rate Fluctuations

Changes in the relative values of non-U.S. currencies to the U.S. dollar (USD) affect the company’s financial results and financial position. At March 31, 2019, currency changes resulted in assets and liabilities denominated in local currencies being translated into fewer dollars than at year-end 2018. The company uses financial hedging instruments to limit specific currency risks related to financing transactions and other foreign currency-based transactions.

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

The company translates revenue, cost and expense in its non-U.S. operations at current exchange rates in the reported period. References to “adjusted for currency” or “constant currency” reflect adjustments based upon a simple mathematical formula. However, this constant currency methodology that the company utilizes to disclose this information does not incorporate any operational actions that management could take to mitigate fluctuating currency rates. Currency movements impacted the company’s year-to-year revenue and earnings per share growth in the first three months of 2019. Based on the currency rate movements in the first three months of 2019, total revenue decreased 4.7 percent as reported and 0.9 percent at constant currency versus the first three months of 2018. On an income from continuing operations before income tax basis, these translation impacts offset by the net impact of hedging activities resulted in a theoretical maximum (assuming no pricing or sourcing actions) increase of approximately $60 million in the first three months of 2019 on an as-reported basis and an increase of approximately $50 million on an operating (non-GAAP) basis. The same mathematical exercise resulted in an increase of approximately $70 million in the first three months of 2018 on an as-reported basis and an increase of approximately $90 million on an operating (non-GAAP) basis. The company views these amounts as a theoretical maximum impact to its as-reported financial results. Considering the operational responses mentioned above, movements of exchange rates, and the nature and timing of hedging instruments, it is difficult to predict future currency impacts on any particular period, but the company believes it could be substantially less than the theoretical maximum given the competitive pressure in the marketplace.

For non-U.S. subsidiaries and branches that operate in U.S. dollars or whose economic environment is highly inflationary, translation adjustments are reflected in results of operations. Generally, the company manages currency risk in these entities by linking prices and contracts to U.S. dollars.

Liquidity and Capital Resources

In the company’s 2018 Annual Report, on pages 60 to 62, there is a discussion of the company’s liquidity including two tables that present three years of data. The table presented on page 60 includes net cash from operating activities, cash, restricted cash and short-term marketable securities, and the size of the company’s global credit facilities for each of the past

Management Discussion — (continued)

three years. For the three months ended, or as of, as applicable, March 31, 2019, those amounts are $4.8 billion of net cash from operating activities, $18.1 billion of cash, restricted cash and short-term marketable securities and $15.3 billion in global credit facilities, respectively.

On October 28, 2018, IBM announced its intent to acquire all the outstanding shares of Red Hat. The transaction is subject to customary closing conditions, including regulatory clearance. The company intends to fund this transaction through a combination of cash and debt. In connection with this acquisition, IBM entered into a commitment letter under which certain banks committed to provide the company with a 364-day unsecured bridge term loan facility in an aggregate principal amount of up to $20 billion to fund the acquisition.

The major rating agencies’ ratings on the company’s debt securities at March 31, 2019 appear in the following table and remain unchanged from December 31, 2018. IBM will continue with a disciplined financial policy and is committed to maintaining strong investment grade credit ratings. The company does not have “ratings trigger” provisions in its debt covenants or documentation, which would allow the holders to declare an event of default and seek to accelerate payments thereunder in the event of a change in credit rating. The company’s contractual agreements governing derivative instruments contain standard market clauses which can trigger the termination of the agreement if the company’s credit rating were to fall below investment grade. At March 31, 2019, the fair value of those instruments that were in a liability position was $705 million, before any applicable netting, and this position is subject to fluctuations in fair value period to period based on the level of the company’s outstanding instruments and market conditions. The company has no other contractual arrangements that, in the event of a change in credit rating, would result in a material adverse effect on its financial position or liquidity.

	STANDARD	MOODY’S
	AND	INVESTORS	FITCH
IBM and IBM Credit LLC ratings:	POOR’S	SERVICE	RATINGS
Senior long-term debt	A	A1	A
Commercial paper	A-1	Prime-1	F1

The company prepares its Consolidated Statement of Cash Flows in accordance with applicable accounting standards for cash flow presentation on page 7 of this Form 10-Q and highlights causes and events underlying sources and uses of cash in that format on page 69. For the purpose of running its business, the company manages, monitors and analyzes cash flows in a different manner.

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

The following is management’s view of cash flows for the first three months of 2019 and 2018 prepared in a manner consistent with the description above.

Management Discussion — (continued)

(Dollars in millions)
For the three months ended March 31:	2019	2018
Net cash from operating activities per GAAP	$4,759	$4,602
Less: change in Global Financing receivables	2,458	2,360
Net cash from operating activities, excluding Global Financing receivables	$2,302	$2,242
Capital expenditures, net	(614)	(893)
Free cash flow (FCF)	$1,688	$1,349
Acquisitions	(1)	(71)
Divestitures	33	—
Share repurchase	(920)	(777)
Common stock repurchases for tax withholdings	(61)	(53)
Dividends	(1,397)	(1,382)
Non-Global Financing debt	5,890	(547)
Other (includes Global Financing net receivables and Global Financing debt)	690	1,794
Change in cash, cash equivalents, restricted cash and short-term marketable securities	$5,922	$313

In the first three months of 2019, the company generated free cash flow of $1.7 billion, an increase of $0.3 billion versus the prior year. In the first quarter, the company continued to focus its cash utilization on returning value to shareholders including $1.4 billion in dividends and $0.9 billion in gross common stock repurchases (6.9 million shares).

Events that could temporarily change the historical cash flow dynamics discussed previously and in the company’s 2018 Annual Report include significant changes in operating results, material changes in geographic sources of cash, unexpected adverse impacts from litigation, future pension funding requirements during periods of severe downturn in the capital markets or the timing of tax payments. Whether any litigation has such an adverse impact will depend on a number of variables, which are more completely described in note 14, “Contingencies,” in this Form 10-Q. With respect to pension funding, the company expects to make legally mandated pension plan contributions to certain non-U.S. defined benefit plans of approximately $400 million in 2019. Contributions related to all retirement-related plans are expected to be approximately $2.4 billion in 2019. Financial market performance could increase the legally mandated minimum contributions in certain non-U.S. countries that require more frequent remeasurement of the funded status. The company is not quantifying any further impact from pension funding because it is not possible to predict future movements in the capital markets or pension plan funding regulations.

In 2019, the company is not legally required to make any contributions to the U.S. defined benefit pension plans.

The company’s cash flows are sufficient to fund its current operations and obligations, including investing and financing activities such as dividends and debt service. When additional requirements arise, the company has several liquidity options available. These options may include the ability to borrow additional funds at reasonable interest rates and utilizing its committed global credit facilities.

Global Financing Return on Equity Calculation

(Dollars in millions)
For the three months ended March 31:	2019	2018
Numerator
Global Financing after-tax income*	$116	$284
Annualized after-tax income (1)	$463	$1,137
Denominator
Average Global Financing equity (2)**	$3,372	$3,501
Global Financing return on equity (1)/(2)	13.7%	32.5%

*   Calculated based upon an estimated tax rate principally based on Global Financing’s geographic mix of earnings as IBM’s provision for income taxes is determined on a consolidated basis.

** Average of the ending equity for Global Financing for the last two quarters.

Management Discussion — (continued)

GAAP Reconciliation

The tables below provide a reconciliation of the company’s income statement results as reported under GAAP to its operating earnings presentation which is a non-GAAP measure. The company’s calculation of operating (non-GAAP) earnings, as presented, may differ from similarly titled measures reported by other companies. Refer to the “Operating (non-GAAP) Earnings” section on page 51 for the company’s rationale for presenting operating earnings information.

		Acquisition-		Retirement-		U.S.
(Dollars in millions except per share amounts)		Related		Related		Tax Reform		Operating
For the three months ended March 31, 2019:	GAAP	Adjustments		Adjustments		Charges**		(non-GAAP)
Gross profit	$8,043	$76		$—		$—		$8,119
Gross profit margin	44.2%	0.4	pts.	—	pts.	—	pts.	44.7%
S,G&A	$4,691	$(124)		$—		$—		$4,566
R,D&E	1,433	—		—		—		1,433
Other (income) and expense	(73)	23		(138)		—		(187)
Interest expense	210	(36)		—				174
Total expense and other (income)	6,160	(137)		(138)		—		5,886
Pre-tax income from continuing operations	1,883	212		138		—		2,233
Pre-tax margin from continuing operations	10.4%	1.2	pts.	0.8	pts.	—	pts.	12.3%
Provision for income taxes*	$289	$49		$26		$(141)		$224
Effective tax rate	15.4%	0.7	pts.	0.2	pts.	(6.3	) pts.	10.0%
Income from continuing operations	$1,593	$164		$111		$141		$2,009
Income margin from continuing operations	8.8%	0.9	pts.	0.6	pts.	0.8	pts.	11.0%
Diluted earnings per share from continuing operations	$1.78	$0.18		$0.13		$0.16		$2.25

*    The tax impact on operating (non-GAAP) pre-tax income from continuing operations is calculated under the same accounting principles applied to the GAAP pre-tax income which employs an annual effective tax rate method to the results.

** Operating (non-GAAP) earnings exclude charges associated with the enactment of U.S. tax reform due to their unique non-recurring nature.

		Acquisition-		Retirement-		U.S.
(Dollars in millions except per share amounts)		Related		Related		Tax Reform		Operating
For the three months ended March 31, 2018:	GAAP	Adjustments		Adjustments		Charges**		(non-GAAP)
Gross profit	$8,247	$93		$—		$—		$8,340
Gross profit margin	43.2%	0.5	pts.	—	pts.	—	pts.	43.7%
S,G&A	$5,445	$(110)		$—		$—		$5,335
R,D&E	1,405	—		—		—		1,405
Other (income) and expense	413	—		(402)		—		11
Interest expense	165	—		—				165
Total expense and other (income)	7,111	(110)		(402)		—		6,600
Pre-tax income from continuing operations	1,136	203		402		—		1,740
Pre-tax margin from continuing operations	6.0%	1.1	pts.	2.1	pts.	—	pts.	9.1%
Provision for income taxes*	$(540)	$39		$76		$(107)		$(532)
Effective tax rate	(47.5)%	7.8	pts.	15.4	pts.	(6.1	) pts.	(30.5)%
Income from continuing operations	$1,675	$164		$325		$107		$2,272
Income margin from continuing operations	8.8%	0.9	pts.	1.7	pts.	0.6	pts.	11.9%
Diluted earnings per share from continuing operations	$1.81	$0.17		$0.35		$0.12		$2.45

*   The tax impact on operating (non-GAAP) pre-tax income from continuing operations is calculated under the same accounting principles applied to the GAAP pre-tax income which employs an annual effective tax rate method to the results.

** Operating (non-GAAP) earnings exclude charges associated with the enactment of U.S. tax reform due to their unique non-recurring nature.

Management Discussion — (continued)

Forward-Looking and Cautionary Statements

Except for the historical information and discussions contained herein, statements contained in this Form 10-Q may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on the company’s current assumptions regarding future business and financial performance.  These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, including, but not limited to, the following: a downturn in economic environment and client spending budgets; the company’s failure to meet growth and productivity objectives; a failure of the company’s innovation initiatives; damage to the company’s reputation; risks from investing in growth opportunities; failure of the company’s intellectual property portfolio to prevent competitive offerings and the failure of the company to obtain necessary licenses; cybersecurity and data privacy considerations; fluctuations in financial results; impact of local legal, economic, political and health conditions; adverse effects from environmental matters, tax matters and the company’s pension plans; ineffective internal controls; the company’s use of accounting estimates; the company’s ability to attract and retain key employees and its reliance on critical skills; impacts of relationships with critical suppliers; product quality issues; impacts of business with government clients; currency fluctuations and customer financing risks; impact of changes in market liquidity conditions and customer credit risk on receivables; reliance on third party distribution channels and ecosystems; the company’s ability to successfully manage acquisitions, alliances and dispositions, including integration challenges, failure to achieve objectives, the assumption of liabilities, and higher debt levels; legal proceedings and investigatory risks; risk factors related to IBM securities; and other risks, uncertainties and factors discussed in the company’s Form 10-Qs, Form 10-K and in the company’s other filings with the U.S. Securities and Exchange Commission (SEC) or in materials incorporated therein by reference. The company assumes no obligation to update or revise any forward-looking statements.

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

Part II — Other Information

Item 1.  Legal Proceedings

Refer to note 14, “Contingencies,” on pages 45 to 47 of this Form 10-Q.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Repurchases of Equity Securities

The following table provides information relating to the company’s repurchase of common stock for the first quarter of 2019.

			Total Number	Approximate
			of Shares	Dollar Value
			Purchased as	of Shares that
	Total Number	Average	Part of Publicly	May Yet Be
	of Shares	Price Paid	Announced	Purchased Under
Period	Purchased	per Share	Program	The Program*
January 1, 2019 - January 31, 2019	2,961,581	$122.91	2,961,581	$2,974,850,211

February 1, 2019 - February 28, 2019	2,084,642	$136.72	2,084,642	$2,689,832,120

March 1, 2019 - March 31, 2019	1,810,455	$138.63	1,810,455	$2,438,843,554

Total	6,856,678	$131.26	6,856,678

* On October 30, 2018, the Board of Directors authorized $4.0 billion in funds for use in the company’s common stock repurchase program. The company stated that it would repurchase shares on the open market or in private transactions depending on market conditions. The common stock repurchase program does not have an expiration date. This table does not include shares tendered to satisfy the exercise price in connection with cashless exercises of employee stock options or shares tendered to satisfy tax withholding obligations in connection with employee equity awards.

Item 5. Other Information

As disclosed in the company’s 2019 Proxy Statement filed on March 11, 2019, Hutham S. Olayan and James W. Owens were not nominees for election at the company’s annual meeting of stockholders held on April 30, 2019, and their terms on the Board ended.  As a result, Article III, Section 2 of the company’s By-Laws was amended to decrease the number of directors to twelve, effective April 30, 2019.  The full text of IBM’s By-Laws, as amended effective April 30, 2019, is included as Exhibit 3.2 of this report.

On April 30, 2019, the company entered into a consulting arrangement with Erich Clementi, who retired as Senior Vice President on March 31, 2019.  For a period of one year, Mr. Clementi may be asked, from time to time, to provide consulting services to the company as an independent contractor.  The fee for such services would be $7,000 per day for each day he provides four or more hours of services and $3,500 per day for each day that he provides less than four hours.

The consulting arrangement is set forth in the Letter Agreement attached as Exhibit 10.1.

Item 6. Exhibits

Exhibit Number

3.2	The By-Laws of IBM, as amended through April 30, 2019.

10.1	Letter Agreement, signed by Erich Clementi and IBM, effective as of April 30, 2019.

10.2	Terms and Conditions of IBM LTPP Equity Awards, effective June 1, 2019.

31.1	Certification by principal executive officer pursuant to Rule 13A-14(a) or 15D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by principal financial officer pursuant to Rule 13A-14(a) or 15D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

International Business Machines Corporation
(Registrant)

Date:	April 30, 2019
		By:	/s/ Robert F. Del Bene
Robert F. Del Bene
Vice President and Controller