Form 10-Q
period 2019-09-30
INTERNATIONAL BUSINESS MACHINES CORP
filed 2019-10-30
CIK 51143

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10 - Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 2019

1-2360

(Commission file number)

INTERNATIONAL BUSINESS MACHINES CORPORATION

(Exact name of registrant as specified in its charter)

New York	13-0871985
(State of incorporation)	(IRS employer identification number)

One New Orchard Road Armonk, New York	10504
(Address of principal executive offices)	(Zip Code)

914-499-1900

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Capital stock, par value $.20 per share	IBM	New York Stock Exchange
Chicago Stock Exchange
1.375% Notes due 2019	IBM 19B	New York Stock Exchange
2.750% Notes due 2020	IBM 20B	New York Stock Exchange
1.875% Notes due 2020	IBM 20A	New York Stock Exchange
0.500% Notes due 2021	IBM 21B	New York Stock Exchange
2.625% Notes due 2022	IBM 22A	New York Stock Exchange
1.25% Notes due 2023	IBM 23A	New York Stock Exchange
0.375% Notes due 2023	IBM 23B	New York Stock Exchange
1.125% Notes due 2024	IBM 24A	New York Stock Exchange
2.875% Notes due 2025	IBM 25A	New York Stock Exchange
0.950% Notes due 2025	IBM 25B	New York Stock Exchange
0.875% Notes due 2025	IBM 25C	New York Stock Exchange
0.300% Notes due 2026	IBM 26B	New York Stock Exchange
1.250% Notes due 2027	IBM 27B	New York Stock Exchange
1.750% Notes due 2028	IBM 28A	New York Stock Exchange
1.500% Notes due 2029	IBM 29	New York Stock Exchange
1.750% Notes due 2031	IBM 31	New York Stock Exchange
8.375% Debentures due 2019	IBM 19	New York Stock Exchange
7.00% Debentures due 2025	IBM 25	New York Stock Exchange
6.22% Debentures due 2027	IBM 27	New York Stock Exchange
6.50% Debentures due 2028	IBM 28	New York Stock Exchange
7.00% Debentures due 2045	IBM 45	New York Stock Exchange
7.125% Debentures due 2096	IBM 96	New York Stock Exchange

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

The registrant had 885,637,454 shares of common stock outstanding at September 30, 2019.

Part I - Financial Information

Item 1. Consolidated Financial Statements:

INTERNATIONAL BUSINESS MACHINES CORPORATION

AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF EARNINGS

(UNAUDITED)

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in millions except per share amounts)	2019	2018		2019		2018
Revenue:
Services	$11,703	$12,043	*	$35,454	*	$36,848	*
Sales	5,981	6,324	*	18,817	*	19,787	*
Financing	343	389		1,099		1,195
Total revenue	18,028	18,756		55,370		57,830
Cost:
Services	7,840	7,951	*	24,293	*	25,238	*
Sales	1,635	1,714	*	4,979	*	5,498	*
Financing	217	287		710		846
Total cost	9,692	9,953		29,982		31,582
Gross profit	8,336	8,803		25,388		26,249
Expense and other (income):
Selling, general and administrative	5,024	4,363		15,171		14,665
Research, development and engineering	1,553	1,252		4,393		4,021
Intellectual property and custom development income	(166)	(275)		(489)		(842)
Other (income) and expense	(31)	275		(850)		968
Interest expense	432	191		990		530
Total expense and other (income)	6,813	5,807		19,215		19,341
Income from continuing operations before income taxes	1,522	2,996		6,173		6,908
Provision for/(benefit from) income taxes	(151)	304		407		138
Income from continuing operations	$1,673	$2,692		$5,766		$6,770
Income/(loss) from discontinued operations, net of tax	(1)	2		(5)		7
Net income	$1,672	$2,694		$5,761		$6,777

Earnings/(loss) per share of common stock:
Assuming dilution:
Continuing operations	$1.87	$2.94		$6.46		$7.36
Discontinued operations	0.00	0.00		(0.01)		0.01
Total	$1.87	$2.94		$6.45		$7.37
Basic:
Continuing operations	$1.89	$2.95		$6.50		$7.39
Discontinued operations	0.00	0.00		(0.01)		0.01
Total	$1.89	$2.95		$6.49		$7.40

Weighted-average number of common shares outstanding: (millions)
Assuming dilution	892.8	915.2		892.5		920.0
Basic	886.0	911.2		887.3		915.6

* Reclassified to conform to current period presentation. Refer to note 1, “Basis of Presentation.”

(Amounts may not add due to rounding.)

(The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION

AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2019	2018	2019	2018
Net income	$1,672	$2,694	$5,761	$6,777
Other comprehensive income/(loss), before tax:
Foreign currency translation adjustments	(509)	(22)	(333)	(535)
Net changes related to available-for-sale securities:
Unrealized gains/(losses) arising during the period	3	0	1	(2)
Reclassification of (gains)/losses to net income	—	—	—	—
Total net changes related to available-for-sale securities	3	0	1	(2)
Unrealized gains/(losses) on cash flow hedges:
Unrealized gains/(losses) arising during the period	(439)	(46)	(798)	(134)
Reclassification of (gains)/losses to net income	488	28	418	408
Total unrealized gains/(losses) on cash flow hedges	49	(18)	(380)	274
Retirement-related benefit plans:
Prior service costs/(credits)	—	0	—	(1)
Net (losses)/gains arising during the period	0	(1)	113	83
Curtailments and settlements	3	2	7	7
Amortization of prior service (credits)/costs	(3)	(18)	(9)	(55)
Amortization of net (gains)/losses	461	737	1,385	2,231
Total retirement-related benefit plans	461	719	1,496	2,264
Other comprehensive income/(loss), before tax	4	678	784	2,001
Income tax (expense)/benefit related to items of other comprehensive income	(249)	(209)	(380)	(807)
Other comprehensive income/(loss), net of tax	(245)	470	404	1,194
Total comprehensive income/(loss)	$1,427	$3,164	$6,165	$7,970

(Amounts may not add due to rounding.)

(The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION

AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF FINANCIAL POSITION

(UNAUDITED)

ASSETS

	At September 30,	At December 31,
(Dollars in millions)	2019	2018
Assets:
Current assets:
Cash and cash equivalents	$10,087	$11,379
Restricted cash	138	225
Marketable securities	733	618
Notes and accounts receivable — trade (net of allowances of $286 in 2019 and $309 in 2018)	6,753	7,432
Short-term financing receivables (net of allowances of $225 in 2019 and $244 in 2018)	12,330	22,388
Other accounts receivable (net of allowances of $35 in 2019 and $38 in 2018)	1,876	743
Inventories, at lower of average cost or net realizable value:
Finished goods	351	266
Work in process and raw materials	1,361	1,415
Total inventories	1,712	1,682
Deferred costs	1,978	2,300
Prepaid expenses and other current assets	2,515	2,378
Total current assets	38,121	49,146
Property, plant and equipment	31,670	32,460
Less: Accumulated depreciation	21,608	21,668
Property, plant and equipment — net	10,063	10,792
Operating right-of-use assets — net*	4,901	—
Long-term financing receivables (net of allowances of $32 in 2019 and $48 in 2018)	7,739	9,148
Prepaid pension assets	5,481	4,666
Deferred costs	2,535	2,676
Deferred taxes	4,994	5,216
Goodwill	57,951	36,265
Intangible assets — net	15,613	3,087
Investments and sundry assets	2,221	2,386
Total assets	$149,620	$123,382

* Reflects the adoption of the FASB guidance on leases. Refer to note 2, “Accounting Changes” and note 5, “Leases.”

(Amounts may not add due to rounding.)

(The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION

AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF FINANCIAL POSITION – (CONTINUED)

(UNAUDITED)

LIABILITIES AND EQUITY

	At September 30,	At December 31,
(Dollars in millions)	2019	2018
Liabilities:
Current liabilities:
Taxes	$2,154	$3,046
Short-term debt	8,530	10,207
Accounts payable	4,042	6,558
Compensation and benefits	3,504	3,310
Deferred income	11,223	11,165
Operating lease liabilities*	1,377	—
Other accrued expenses and liabilities	4,235	3,941
Total current liabilities	35,066	38,227
Long-term debt	57,797	35,605
Retirement and nonpension postretirement benefit obligations	15,925	17,002
Deferred income	3,382	3,445
Operating lease liabilities*	3,790	—
Other liabilities	15,564	12,174
Total liabilities	131,524	106,452
Equity:
IBM stockholders’ equity:
Common stock, par value $0.20 per share, and additional paid-in capital	55,808	55,151
Shares authorized: 4,687,500,000
Shares issued: 2019 - 2,237,055,309
2018 - 2,233,427,058
Retained earnings	160,709	159,206
Treasury stock - at cost	(169,474)	(168,071)
Shares: 2019 - 1,351,417,855
2018 - 1,340,947,648
Accumulated other comprehensive income/(loss)	(29,086)	(29,490)
Total IBM stockholders’ equity	17,956	16,796
Noncontrolling interests	139	134
Total equity	18,096	16,929
Total liabilities and equity	$149,620	$123,382

* Reflects the adoption of the FASB guidance on leases. Refer to note 2, “Accounting Changes” and note 5, “Leases.”

(Amounts may not add due to rounding.)

(The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION

AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
(Dollars in millions)	2019	2018
Cash flows from operating activities:
Net income	$5,761	$6,777
Adjustments to reconcile net income to cash provided by operating activities
Depreciation	3,188	2,337
Amortization of intangibles	1,221	1,031
Stock-based compensation	468	371
Net (gain)/loss on asset sales and other	(828)	(18)
Changes in operating assets and liabilities, net of acquisitions/divestitures	1,509	631
Net cash provided by operating activities	11,319	11,128

Cash flows from investing activities:
Payments for property, plant and equipment	(1,710)	(2,613)
Proceeds from disposition of property, plant and equipment	452	192
Investment in software	(468)	(418)
Acquisition of businesses, net of cash acquired	(32,630)	(123)
Divestitures of businesses, net of cash transferred	927	—
Non-operating finance receivables — net	6,096	377
Purchases of marketable securities and other investments	(2,813)	(6,024)
Proceeds from disposition of marketable securities and other investments	3,081	3,241
Net cash provided by/(used in) investing activities	(27,064)	(5,368)

Cash flows from financing activities:
Proceeds from new debt	31,496	4,714
Payments to settle debt	(8,891)	(4,246)
Short-term borrowings/(repayments) less than 90 days — net	(2,140)	376
Common stock repurchases	(1,361)	(2,393)
Common stock repurchases for tax withholdings	(186)	(148)
Financing — other	68	82
Cash dividends paid	(4,269)	(4,250)
Net cash provided by/(used in) financing activities	14,717	(5,864)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(352)	(399)
Net change in cash, cash equivalents and restricted cash	(1,379)	(503)

Cash, cash equivalents and restricted cash at January 1	11,604	12,234
Cash, cash equivalents and restricted cash at September 30	$10,225	$11,731

(Amounts may not add due to rounding.)

(The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION

AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(UNAUDITED)

	Common
	Stock and			Accumulated
	Additional			Other	Total IBM	Non-
	Paid-in	Retained	Treasury	Comprehensive	Stockholders’	Controlling	Total
(Dollars in millions)	Capital	Earnings	Stock	Income/(Loss)	Equity	Interests	Equity
Equity - July 1, 2019	$55,404	$160,467	$(169,385)	$(28,841)	$17,645	$131	$17,776
Net income plus other comprehensive income/(loss):
Net income		1,672			1,672		1,672
Other comprehensive income/(loss)				(245)	(245)		(245)
Total comprehensive income/(loss)					$1,427		$1,427
Cash dividends paid — common stock ($1.62 per share)		(1,436)			(1,436)		(1,436)
Common stock issued under employee plans (353,035 shares)	404				404		404
Purchases (241,779 shares) and sales (473,196 shares) of treasury stock under employee plans — net		6	27		32		32
Other treasury shares purchased, not retired (822,159 shares)			(115)		(115)		(115)
Changes in noncontrolling interests						8	8
Equity – September 30, 2019	$55,808	$160,709	$(169,474)	$(29,086)	$17,956	$139	$18,096

	Common
	Stock and			Accumulated
	Additional			Other	Total IBM	Non-
	Paid-in	Retained	Treasury	Comprehensive	Stockholders’	Controlling	Total
(Dollars in millions)	Capital	Earnings	Stock	Income/(Loss)	Equity	Interests	Equity
Equity - July 1, 2018	$54,827	$157,349	$(165,366)	$(28,290)	$18,520	$128	$18,648
Net income plus other comprehensive income/(loss):
Net income		2,694			2,694		2,694
Other comprehensive income/(loss)				470	470		470
Total comprehensive income/(loss)					$3,164		$3,164
Cash dividends paid — common stock ($1.57 per share)		(1,431)			(1,431)		(1,431)
Common stock issued under employee plans (331,214 shares)	160				160		160
Purchases (31,408 shares) and sales (14,109 shares) of treasury stock under employee plans — net		1	(3)		(2)		(2)
Other treasury shares purchased, not retired (4,288,327 shares)			(627)		(627)		(627)
Changes in noncontrolling interests						6	6
Equity - September 30, 2018	$54,987	$158,612	$(165,995)	$(27,820)	$19,784	$134	$19,918

(Amounts may not add due to rounding.)

(The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION

AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY – (CONTINUED)

(UNAUDITED)

	Common
	Stock and			Accumulated
	Additional			Other	Total IBM	Non-
	Paid-in	Retained	Treasury	Comprehensive	Stockholders’	Controlling	Total
(Dollars in millions)	Capital	Earnings	Stock	Income/(Loss)	Equity	Interests	Equity
Equity - January 1, 2019	$55,151	$159,206	$(168,071)	$(29,490)	$16,796	$134	$16,929
Net income plus other comprehensive income/(loss):
Net income		5,761			5,761		5,761
Other comprehensive income/(loss)				404	404		404
Total comprehensive income/(loss)					$6,165		$6,165
Cash dividends paid — common stock ($4.81 per share)		(4,269)			(4,269)		(4,269)
Common stock issued under employee plans (3,628,250 shares)	657				657		657
Purchases (1,377,598 shares) and sales (886,907 shares) of treasury stock under employee plans — net		16	(72)		(56)		(56)
Other treasury shares purchased, not retired (9,979,516 shares)			(1,331)		(1,331)		(1,331)
Changes in other equity		(5)			(5)		(5)
Changes in noncontrolling interests						6	6
Equity - September 30, 2019	$55,808	$160,709	$(169,474)	$(29,086)	$17,956	$139	$18,096

	Common
	Stock and			Accumulated
	Additional			Other	Total IBM	Non-
	Paid-in	Retained	Treasury	Comprehensive	Stockholders’	Controlling	Total
(Dollars in millions)	Capital	Earnings	Stock	Income/(Loss)	Equity	Interests	Equity
Equity - January 1, 2018	$54,566	$153,126	$(163,507)	$(26,592)	$17,594	$131	$17,725
Cumulative effect of change in accounting principle:
Revenue		524			524		524
Stranded tax effects/other *		2,422		(2,422)
Net income plus other comprehensive income/(loss):
Net income		6,777			6,777		6,777
Other comprehensive income/(loss)				1,194	1,194		1,194
Total comprehensive income/(loss)					$7,970		$7,970
Cash dividends paid — common stock ($4.64 per share)		(4,250)			(4,250)		(4,250)
Common stock issued under employee plans (3,208,989 shares)	421				421		421
Purchases (978,004 shares) and sales (365,600 shares) of treasury stock under employee plans — net		13	(101)		(89)		(89)
Other treasury shares purchased, not retired (15,982,033 shares)			(2,388)		(2,388)		(2,388)
Changes in noncontrolling interests						3	3
Equity - September 30, 2018	$54,987	$158,612	$(165,995)	$(27,820)	$19,784	$134	$19,918

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

In the first quarter of 2019, the company made a number of changes to its organizational structure and management system. These changes impacted the company’s reportable segments, but did not impact the company’s Consolidated Financial Statements. Refer to note 8, “Segments,” for additional information on the company’s reportable segments. The periods presented in this Form 10-Q are reported on a comparable basis. The company provided recast historical segment information reflecting these changes in a Form 8-K dated April 4, 2019.

On July 9, 2019, the company completed the acquisition of all the outstanding shares of Red Hat. Refer to note 11, “Acquisitions/Divestitures,” and note 12, “Intangible Assets Including Goodwill,” for additional information on the impacts to the consolidated financial results at and for the three and nine months ended September 30, 2019.

Noncontrolling interest amounts of $7.1 million and $6.2 million, net of tax, for the three months ended September 30, 2019 and 2018, respectively, and $19.0 million and $17.9 million, net of tax, for the nine months ended September 30, 2019 and 2018, respectively, are included as a reduction within other (income) and expense in the Consolidated Statement of Earnings.

Interim results are not necessarily indicative of financial results for a full year. The information included in this Form 10-Q should be read in conjunction with the company’s 2018 Annual Report.

Within the financial statements and tables presented, certain columns and rows may not add due to the use of rounded numbers for disclosure purposes. Percentages presented are calculated from the underlying whole-dollar amounts. Certain prior period amounts have been reclassified to conform to the current period presentation. Specifically, revenues for post-contract support provided for perpetual (one-time charge) software licenses were reclassified from Services Revenue to Sales Revenue and Services Costs to Sales Costs within the Consolidated Statement of Earnings. The revenue amounts reclassified were $0.5 billion, $1.0 billion and $1.6 billion for the three months ended September 30, 2018, nine months ended September 30, 2019 and nine months ended September 30, 2018, respectively. The cost amounts reclassified were $0.1 billion, $0.2 billion and $0.3 billion. This reclassification had no impact on total revenue, total cost, net income, financial position or cash flows for any periods presented. Other immaterial reclassifications have been annotated where applicable.

2. Accounting Changes:

New Standards to be Implemented

In August 2018, the Financial Accounting Standards Board (FASB) issued guidance which changed the disclosure requirements for fair value measurements and defined benefit plans. The guidance is effective for each of the topics on January 1, 2020 and December 31, 2020, respectively, with early adoption of certain provisions permitted. The company early adopted the provision in the fair value guidance that removed the Level 1/Level 2 transfer disclosures. The

Notes to Consolidated Financial Statements — (continued)

company expects to early adopt changes to the disclosure requirements for defined benefit plans in the fourth quarter of 2019. As the guidance is a change to disclosures only, the company does not expect the guidance to have a material impact in the consolidated financial results.

In January 2017, the FASB issued guidance that simplifies the goodwill impairment test by removing Step 2. The guidance also changes the requirements for reporting units with zero or negative carrying amounts and requires additional disclosures for these reporting units. The guidance is effective January 1, 2020 and early adoption is permitted. The company will adopt the guidance on a prospective basis as of the effective date. The guidance is not expected to have a material impact in the consolidated financial results.

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

Standards Implemented

The FASB issued guidance in February 2016, with amendments in 2018 and 2019, which changed the accounting for leases. The guidance requires lessees to recognize right-of-use (ROU) assets and lease liabilities for most leases in the Consolidated Statement of Financial Position. The guidance also made some changes to lessor accounting, including elimination of the use of third-party residual value guarantee insurance in the lease classification test, and overall aligns with the new revenue recognition guidance. The guidance requires qualitative and quantitative disclosures to assess the amount, timing and uncertainty of cash flows arising from leases. The company adopted the guidance effective January 1, 2019, using the transition option whereby prior comparative periods were not retrospectively presented in the Consolidated Financial Statements. The company elected the package of practical expedients not to reassess prior conclusions related to contracts containing leases, lease classification and initial direct costs (IDCs) and the lessee practical expedient to combine lease and nonlease components for all asset classes. The company made a policy election to not recognize ROU assets and lease liabilities for short-term leases for all asset classes. The guidance had a material impact on the Consolidated Statement of Financial Position as of the effective date. As a lessee, at adoption, the company recognized operating and financing ROU assets of $4.8 billion and $0.2 billion, respectively, and operating and financing lease liabilities of $5.1 billion and $0.2 billion, respectively. The transition adjustment recognized in retained earnings on January 1, 2019 was not material. From a lessor perspective, the changes in lease termination guidance and removal of third-party residual value guarantee insurance in the lease classification test did not have a material impact in the consolidated financial results. Refer to note 5, “Leases,” for additional information, including further discussion on the impact of adoption.

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

Notes to Consolidated Financial Statements — (continued)

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

Notes to Consolidated Financial Statements — (continued)

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

3. Revenue Recognition:

Disaggregation of Revenue

The following tables provide details of revenue by major products/service offerings and by geography.

Revenue by Major Products/Service Offerings

(Dollars in millions)	Cloud &	Global	Global
For the three months	Cognitive	Business	Technology		Global		Total
ended September 30, 2019:	Software	Services	Services	Systems	Financing	Other	Revenue

Cognitive Applications	$1,383	$—	$—	$—	$—	$—	$1,383
Cloud & Data Platforms	2,308	—	—	—	—	—	2,308
Transaction Processing Platforms	1,589	—	—	—	—	—	1,589

Consulting	—	1,973	—	—	—	—	1,973
Application Management	—	1,897	—	—	—	—	1,897
Global Process Services	—	247	—	—	—	—	247

Infrastructure & Cloud Services	—	—	5,071	—	—	—	5,071
Technology Support Services	—	—	1,629	—	—	—	1,629

Systems Hardware	—	—	—	1,117	—	—	1,117
Operating Systems Software	—	—	—	364	—	—	364

Global Financing*	—	—	—	—	343	—	343

Other Revenue	—	—	—	—	—	107	107
Total	$5,280	$4,117	$6,700	$1,481	$343	$107	$18,028

* Contains lease and loan/working capital financing arrangements which are not subject to the guidance on revenue from contracts with customers.

Revenue by Geography

(Dollars in millions)	Total
For the three months ended September 30, 2019:	Revenue

Americas	$8,514
Europe/Middle East/Africa	5,477
Asia Pacific	4,036
Total	$18,028

Notes to Consolidated Financial Statements — (continued)

Revenue by Major Products/Service Offerings

(Dollars in millions)	Cloud &	Global	Global
For the three months	Cognitive	Business	Technology		Global		Total
ended September 30, 2018:	Software*	Services*	Services*	Systems	Financing	Other*	Revenue

Cognitive Applications	$1,324	$—	$—	$—	$—	$—	$1,324
Cloud & Data Platforms	1,968	—	—	—	—	—	1,968
Transaction Processing Platforms	1,669	—	—	—	—	—	1,669

Consulting	—	1,900	—	—	—	—	1,900
Application Management	—	1,915	—	—	—	—	1,915
Global Process Services	—	260	—	—	—	—	260

Infrastructure & Cloud Services	—	—	5,393	—	—	—	5,393
Technology Support Services	—	—	1,707	—	—	—	1,707

Systems Hardware	—	—	—	1,339	—	—	1,339
Operating Systems Software	—	—	—	397	—	—	397

Global Financing**	—	—	—	—	388	—	388

Other Revenue	—	—	—	—	—	493	493
Total	$4,962	$4,076	$7,101	$1,736	$388	$493	$18,756

*   Recast to conform to 2019 presentation.

** Contains lease and loan/working capital financing arrangements which are not subject to the guidance on revenue from contracts with customers.

Revenue by Geography

(Dollars in millions)	Total
For the three months ended September 30, 2018:	Revenue

Americas	$8,853
Europe/Middle East/Africa	5,827
Asia Pacific	4,076
Total	$18,756

Notes to Consolidated Financial Statements — (continued)

Revenue by Major Products/Service Offerings

(Dollars in millions)	Cloud &	Global	Global
For the nine months	Cognitive	Business	Technology		Global		Total
ended September 30, 2019:	Software	Services	Services	Systems	Financing	Other	Revenue

Cognitive Applications	$4,145	$—	$—	$—	$—	$—	$4,145
Cloud & Data Platforms	6,398	—	—	—	—	—	6,398
Transaction Processing Platforms	5,419	—	—	—	—	—	5,419

Consulting	—	5,915	—	—	—	—	5,915
Application Management	—	5,724	—	—	—	—	5,724
Global Process Services	—	752	—	—	—	—	752

Infrastructure & Cloud Services	—	—	15,454	—	—	—	15,454
Technology Support Services	—	—	4,958	—	—	—	4,958

Systems Hardware	—	—	—	3,358	—	—	3,358
Operating Systems Software	—	—	—	1,204	—	—	1,204

Global Financing*	—	—	—	—	1,100	—	1,100

Other Revenue	—	—	—	—	—	944	944
Total	$15,962	$12,391	$20,412	$4,562	$1,100	$944	$55,370

* Contains lease and loan/working capital financing arrangements which are not subject to the guidance on revenue from contracts with customers.

Revenue by Geography

(Dollars in millions)	Total
For the nine months ended September 30, 2019:	Revenue

Americas	$25,813
Europe/Middle East/Africa	17,354
Asia Pacific	12,203
Total	$55,370

Notes to Consolidated Financial Statements — (continued)

Revenue by Major Products/Service Offerings

(Dollars in millions)	Cloud &	Global	Global
For the nine months	Cognitive	Business	Technology		Global		Total
ended September 30, 2018:	Software*	Services*	Services*	Systems	Financing	Other*	Revenue

Cognitive Applications	$4,023	$—	$—	$—	$—	$—	$4,023
Cloud & Data Platforms	5,997	—	—	—	—	—	5,997
Transaction Processing Platforms	5,528	—	—	—	—	—	5,528

Consulting	—	5,698	—	—	—	—	5,698
Application Management	—	5,863	—	—	—	—	5,863
Global Process Services	—	765	—	—	—	—	765

Infrastructure & Cloud Services	—	—	16,608	—	—	—	16,608
Technology Support Services	—	—	5,239	—	—	—	5,239

Systems Hardware	—	—	—	4,187	—	—	4,187
Operating Systems Software	—	—	—	1,225	—	—	1,225

Global Financing**	—	—	—	—	1,188	—	1,188

Other Revenue	—	—	—	—	—	1,511	1,511
Total	$15,548	$12,326	$21,846	$5,412	$1,188	$1,511	$57,830

*   Recast to conform to 2019 presentation.

** Contains lease and loan/working capital financing arrangements which are not subject to the guidance on revenue from contracts with customers.

Revenue by Geography

(Dollars in millions)	Total
For the nine months ended September 30, 2018:	Revenue

Americas	$26,772
Europe/Middle East/Africa	18,410
Asia Pacific	12,648
Total	$57,830

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

Notes to Consolidated Financial Statements — (continued)

At September 30, 2019, the aggregate amount of the transaction price allocated to RPO related to customer contracts that are unsatisfied or partially unsatisfied was $115 billion. Given the profile of contract terms, approximately 58 percent of this amount is expected to be recognized as revenue over the next two years, approximately 34 percent between three and five years and the balance (mostly Infrastructure & Cloud Services) thereafter.

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

Revenue Recognized for Performance Obligations Satisfied (or Partially Satisfied) in Prior Periods

For the three and nine months ending September 30, 2019, revenue was reduced by $42 million and $33 million, respectively, for performance obligations satisfied (or partially satisfied) in previous periods mainly due to changes in estimates on percentage-of-completion based contracts.

For the three and nine months ending September 30, 2018, revenue was reduced by $25 million and $50 million, respectively, for performance obligations satisfied (or partially satisfied) in previous periods mainly due to changes in estimates on percentage-of-completion based contracts.

Reconciliation of Contract Balances

The following table provides information about notes and accounts receivables — trade, contract assets and deferred income balances:

	At September 30,	At December 31,
(Dollars in millions)	2019	2018
Notes and accounts receivable — trade (net of allowances of $286 and $309 at September 30, 2019 and December 31, 2018, respectively)	$6,753	$7,432
Contract assets (1)	513	470
Deferred income (current)	11,223	11,165
Deferred income (noncurrent)	3,382	3,445
(1)	Included within prepaid expenses and other current assets in the Consolidated Statement of Financial Position.

The amount of revenue recognized during the three and nine months ended September 30, 2019 that was included within the deferred income balance at June 30, 2019 and December 31, 2018 was $3.6 billion and $7.7 billion, respectively, and was primarily related to services and software.

The amount of revenue recognized during the three and nine months ended September 30, 2018 that was included within the deferred income balance at June 30, 2018 and January 1, 2018 was $3.8 billion and $8.0 billion, respectively, and was primarily related to services and software.

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

Notes to Consolidated Financial Statements — (continued)

Certain non-financial assets such as property, plant and equipment, operating right-of-use assets, land, goodwill and intangible assets are also subject to nonrecurring fair value measurements if they are deemed to be impaired. The impairment models used for non-financial assets depend on the type of asset. There were no material impairments of non-financial assets for the nine months ended September 30, 2019 and 2018, respectively.

Accounting guidance permits the measurement of eligible financial assets, financial liabilities and firm commitments at fair value, on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. This election is irrevocable. The company has not applied the fair value option to any eligible assets or liabilities.

The following tables present the company’s financial assets and financial liabilities that are measured at fair value on a recurring basis at September 30, 2019 and December 31, 2018.

(Dollars in millions)
At September 30, 2019	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (1)
Time deposits and certificates of deposit	$—	$6,251	$—	$6,251	(6)
Money market funds	597	—	—	597
Total	$597	$6,251	$—	$6,848
Equity investments (2)	0	—	—	0
Debt securities – current (3)	—	733	—	733	(6)
Debt securities – noncurrent (2)	—	111	—	111	(6)
Derivative assets (4)	4	533	—	536
Total assets	$601	$7,628	$—	$8,229
Liabilities:
Derivative liabilities (5)	$—	$1,074	$—	$1,074
(1)	Included within cash and cash equivalents in the Consolidated Statement of Financial Position.
(2)	Included within investments and sundry assets in the Consolidated Statement of Financial Position.
(3)	Included within marketable securities in the Consolidated Statement of Financial Position.
(4)	The gross balances of derivative assets contained within prepaid expenses and other current assets, and investments and sundry assets in the Consolidated Statement of Financial Position at September 30, 2019 were $395 million and $141 million, respectively.
(5)	The gross balances of derivative liabilities contained within other accrued expenses and liabilities, and other liabilities in the Consolidated Statement of Financial Position at September 30, 2019 were $203 million and $870 million, respectively.
(6)	Available-for-sale debt securities with carrying values that approximate fair value.

Notes to Consolidated Financial Statements — (continued)

(Dollars in millions)
At December 31, 2018	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (1)
Time deposits and certificates of deposit	$—	$7,679	$—	$7,679	(6)
Money market funds	25	—	—	25
Total	$25	$7,679	$—	$7,704
Equity investments (2)	0	—	—	0
Debt securities – current (3)	—	618	—	618	(6)
Derivative assets (4)	1	731	—	731
Total assets	$26	$9,028	$—	$9,053
Liabilities:
Derivative liabilities (5)	$40	$343	$—	$383
(1)	Included within cash and cash equivalents in the Consolidated Statement of Financial Position.
(2)	Included within investments and sundry assets in the Consolidated Statement of Financial Position.
(3)	Included within marketable securities in the Consolidated Statement of Financial Position.
(4)	The gross balances of derivative assets contained within prepaid expenses and other current assets, and investments and sundry assets in the Consolidated Statement of Financial Position at December 31, 2018 were $385 million and $347 million, respectively.
(5)	The gross balances of derivative liabilities contained within other accrued expenses and liabilities, and other liabilities in the Consolidated Statement of Financial Position at December 31, 2018 were $177 million and $206 million, respectively.
(6)	Available-for-sale debt securities with carrying values that approximate fair value.

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

Loans and Long-Term Receivables

Fair values are based on discounted future cash flows using current interest rates offered for similar loans to clients with similar credit ratings for the same remaining maturities. At September 30, 2019 and December 31, 2018, the difference between the carrying amount and estimated fair value for loans and long-term receivables was immaterial. If measured at fair value in the financial statements, these financial instruments would be classified as Level 3 in the fair value hierarchy.

Long-Term Debt

Fair value of publicly-traded long-term debt is based on quoted market prices for the identical liability when traded as an asset in an active market. For other long-term debt (including long-term finance lease liabilities) for which a quoted market price is not available, an expected present value technique that uses rates currently available to the company for debt with similar terms and remaining maturities is used to estimate fair value. The carrying amount of long-term debt was $57,797 million and $35,605 million, and the estimated fair value was $62,398 million and $36,599 million at September 30, 2019 and December 31, 2018, respectively. If measured at fair value in the financial statements, long-term debt (including the current portion) would be classified as Level 2 in the fair value hierarchy.

Notes to Consolidated Financial Statements — (continued)

Available-for-Sale Debt Securities

There were no gross realized gains/losses from the sale of available-for-sale debt securities during the three and nine month periods ended September 30, 2019 and gross realized gains/losses for the three and nine months ended September 30, 2018 were immaterial. After-tax net unrealized holding gains/losses on available-for-sale debt securities that have been included in other comprehensive income/loss for the three and nine months ended September 30, 2019 and 2018 were immaterial.

The contractual maturities of substantially all available-for-sale debt securities are less than one year at September 30, 2019.

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

The company is also a party to collateral security arrangements with most of its major derivative counterparties. These arrangements require the company to hold or post collateral (cash or U.S. Treasury securities) when the derivative fair values exceed contractually established thresholds. Posting thresholds can be fixed or can vary based on credit default swap pricing or credit ratings received from the major credit agencies. The aggregate fair value of all derivative instruments under these collateralized arrangements that were in a liability position at September 30, 2019 and December 31, 2018 was $737 million and $74 million, respectively, for which $116 million of collateral was posted by the company and reduced the position at September 30, 2019, and for which no collateral was posted at December 31, 2018. Full collateralization of these agreements would be required in the event that the company’s credit rating falls below investment grade or if its credit default swap spread exceeds 250 basis points, as applicable, pursuant to the terms of the collateral security arrangements. The aggregate fair value of derivative instruments in asset positions at September 30, 2019 and December 31, 2018 was $536 million and $731 million, respectively. This amount represents the maximum exposure to loss at the reporting date if the counterparties failed to perform as contracted. This exposure was reduced by $316 million and $267 million at September 30, 2019 and December 31, 2018, respectively, of liabilities included in master netting arrangements with those counterparties. Additionally, at December 31, 2018, this exposure was reduced by $70 million of cash collateral received from counterparties. No collateral was received at September 30, 2019. There were no non-cash collateral balances received from counterparties in U.S. Treasury securities at September 30, 2019 and December 31, 2018. At September 30, 2019 and December 31, 2018, the net exposure related to derivative assets recorded in the Consolidated Statement of Financial Position was $220 million and $395 million, respectively.  At September 30, 2019 and December 31, 2018, the net position related to derivative liabilities recorded in the Consolidated Statement of Financial Position was $641 million and $116 million, respectively.

Notes to Consolidated Financial Statements — (continued)

In the Consolidated Statement of Financial Position, the company does not offset derivative assets against liabilities in master netting arrangements nor does it offset receivables or payables recognized upon payment or receipt of cash collateral against the fair values of the related derivative instruments. The amount recognized in other receivables for the right to reclaim cash collateral was $116 million at September 30, 2019. No amount was recognized in other receivables at December 31, 2018 for the right to reclaim cash collateral. The amount recognized in accounts payable for the obligation to return cash collateral was $70 million at December 31, 2018. No amount was recognized in accounts payable for the obligation to return cash collateral at September 30, 2019. The company restricts the use of cash collateral received to rehypothecation, and therefore reports it in restricted cash in the Consolidated Statement of Financial Position. No amount was rehypothecated at September 30, 2019 and December 31, 2018.

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

Interest Rate Risk

Fixed and Variable Rate Borrowings

The company issues debt in the global capital markets to fund its operations and financing business. Access to cost-effective financing can result in interest rate mismatches with the underlying assets. To manage these mismatches and to reduce overall interest cost, the company may use interest-rate swaps to convert specific fixed-rate debt issuances into variable-rate debt (i.e., fair value hedges) and to convert specific variable-rate debt issuances into fixed-rate debt (i.e., cash flow hedges). At September 30, 2019 and December 31, 2018, the total notional amount of the company’s interest-rate swaps was $4.7 billion and $7.6 billion, respectively. The weighted-average remaining maturity of these instruments at September 30, 2019 and December 31, 2018 was approximately 2.7 years and 3.5 years, respectively. These interest-rate contracts were accounted for as fair value hedges. The company did not have any cash flow hedges relating to this program outstanding at September 30, 2019 and December 31, 2018.

Forecasted Debt Issuance

The company is exposed to interest rate volatility on future debt issuances. To manage this risk, the company may use instruments such as forward starting interest-rate swaps to lock in the rate on the interest payments related to the forecasted debt issuances. On May 15, 2019, the company issued an aggregate of $20 billion of indebtedness (see note 13, “Borrowings,” for additional information). Following the receipt of the net proceeds from this debt offering, the company terminated $5.5 billion of forward starting interest-rate swaps. These instruments were designated and accounted for as cash flow hedges for a portion of this issuance and hedged exposure to the variability in future cash flows over a maximum of 30 years. These swaps were the only instruments outstanding under this program at December 31, 2018, and there were no instruments outstanding at September 30, 2019.

In connection with cash flow hedges of forecasted interest payments related to the company's borrowings, the company recorded net losses of $196 million and net losses of $35 million (before taxes) at September 30, 2019 and

Notes to Consolidated Financial Statements — (continued)

December 31, 2018, respectively, in AOCI. The company estimates that $18 million (before taxes) of the deferred net losses on derivatives in AOCI at September 30, 2019 will be reclassified to net income within the next 12 months, providing an offsetting economic impact against the underlying interest payments.

Foreign Exchange Risk

Long-Term Investments in Foreign Subsidiaries (Net Investment)

A large portion of the company’s foreign currency denominated debt portfolio is designated as a hedge of net investment in foreign subsidiaries to reduce the volatility in stockholders’ equity caused by changes in foreign currency exchange rates in the functional currency of major foreign subsidiaries with respect to the U.S. dollar. The company also uses cross-currency swaps and foreign exchange forward contracts for this risk management purpose. At September 30, 2019 and December 31, 2018, the total notional amount of derivative instruments designated as net investment hedges was $11.4 billion and $6.4 billion, respectively. At September 30, 2019 and December 31, 2018, the weighted-average remaining maturity of these instruments was approximately 0.2 years at both periods.

Anticipated Royalties and Cost Transactions

The company’s operations generate significant nonfunctional currency, third-party vendor payments and intercompany payments for royalties and goods and services among the company’s non-U.S. subsidiaries and with the company. In anticipation of these foreign currency cash flows and in view of the volatility of the currency markets, the company selectively employs foreign exchange forward contracts to manage its currency risk. These forward contracts are accounted for as cash flow hedges. The maximum length of time over which the company has hedged its exposure to the variability in future cash flows is four years. At September 30, 2019 and December 31, 2018, the total notional amount of forward contracts designated as cash flow hedges of forecasted royalty and cost transactions was $9.9 billion and $9.8 billion, respectively. At September 30, 2019 and December 31, 2018, the weighted-average remaining maturity of these instruments was approximately 0.7 years and 0.8 years, respectively.

At September 30, 2019 and December 31, 2018, in connection with cash flow hedges of anticipated royalties and cost transactions, the company recorded net gains of $337 million and net gains of $342 million (before taxes), respectively, in AOCI. The company estimates that $266 million (before taxes) of deferred net gains on derivatives in AOCI at September 30, 2019 will be reclassified to net income within the next 12 months, providing an offsetting economic impact against the underlying anticipated transactions.

Foreign Currency Denominated Borrowings

The company is exposed to exchange rate volatility on foreign currency denominated debt. To manage this risk, the company employs cross-currency swaps to convert fixed-rate foreign currency denominated debt to fixed-rate debt denominated in the functional currency of the borrowing entity. These swaps are accounted for as cash flow hedges. The maximum length of time over which the company has hedged its exposure to the variability in future cash flows is approximately 12 years. At September 30, 2019 and December 31, 2018, the total notional amount of cross-currency swaps designated as cash flow hedges of foreign currency denominated debt was $12.2 billion and $6.5 billion, respectively.

At September 30, 2019 and December 31, 2018, in connection with cash flow hedges of foreign currency denominated borrowings, the company recorded net losses of $138 million and net gains of $75 million (before taxes), respectively, in AOCI. The company estimates that $278 million (before taxes) of deferred net gains on derivatives in AOCI at September 30, 2019 will be reclassified to net income within the next 12 months, providing an offsetting economic impact against the underlying exposure.

Notes to Consolidated Financial Statements — (continued)

Subsidiary Cash and Foreign Currency Asset/Liability Management

The company uses its Global Treasury Centers to manage the cash of its subsidiaries. These centers principally use currency swaps to convert cash flows in a cost-effective manner. In addition, the company uses foreign exchange forward contracts to economically hedge, on a net basis, the foreign currency exposure of a portion of the company’s nonfunctional currency assets and liabilities. The terms of these forward and swap contracts are generally less than one year. The changes in the fair values of these contracts and of the underlying hedged exposures are generally offsetting and are recorded in other (income) and expense in the Consolidated Statement of Earnings. At September 30, 2019 and December 31, 2018, the total notional amount of derivative instruments in economic hedges of foreign currency exposure was $8.2 billion and $5.2 billion, respectively.

Equity Risk Management

The company is exposed to market price changes in certain broad market indices and in the company’s own stock primarily related to certain obligations to employees. Changes in the overall value of these employee compensation obligations are recorded in SG&A expense in the Consolidated Statement of Earnings. Although not designated as accounting hedges, the company utilizes derivatives, including equity swaps and futures, to economically hedge the exposures related to its employee compensation obligations. The derivatives are linked to the total return on certain broad market indices or the total return on the company’s common stock, and are recorded at fair value with gains or losses also reported in SG&A expense in the Consolidated Statement of Earnings. At September 30, 2019 and December 31, 2018, the total notional amount of derivative instruments in economic hedges of these compensation obligations was $1.2 billion at both periods.

Other Risks

The company may hold warrants to purchase shares of common stock in connection with various investments that are deemed derivatives because they contain net share or net cash settlement provisions. The company records the changes in the fair value of these warrants in other (income) and expense in the Consolidated Statement of Earnings. The company did not have any warrants qualifying as derivatives outstanding at September 30, 2019 and December 31, 2018.

The company is exposed to a potential loss if a client fails to pay amounts due under contractual terms. The company may utilize credit default swaps to economically hedge its credit exposures. The swaps are recorded at fair value with gains and losses reported in other (income) and expense in the Consolidated Statement of Earnings. The company did not have any derivative instruments relating to this program outstanding at September 30, 2019 and December 31, 2018.

The company is exposed to market volatility on certain investment securities. The company may utilize options or forwards to economically hedge its market exposure. The derivatives are recorded at fair value with gains and losses reported in other (income) and expense in the Consolidated Statement of Earnings. At September 30, 2019 and December 31, 2018, the company did not have any derivative instruments relating to this program outstanding.

The following tables provide a quantitative summary of the derivative and non-derivative instrument-related risk management activity at September 30, 2019 and December 31, 2018, as well as for the three and nine months ended September 30, 2019 and 2018, respectively.

Notes to Consolidated Financial Statements — (continued)

Fair Values of Derivative Instruments in the Consolidated Statement of Financial Position

	Fair Value of Derivative Assets			Fair Value of Derivative Liabilities
	Balance Sheet			Balance Sheet
(Dollars in millions)	Classification	9/30/2019	12/31/2018	Classification	9/30/2019	12/31/2018
Designated as hedging instruments:
Interest rate contracts	Prepaid expenses and other current assets	$9	$9	Other accrued expenses and liabilities	$—	$4
	Investments and sundry assets	106	212	Other liabilities	2	76
Foreign exchange contracts	Prepaid expenses and other current assets	368	348	Other accrued expenses and liabilities	165	110
	Investments and sundry assets	35	135	Other liabilities	869	129
	Fair value of derivative assets	$518	$704	Fair value of derivative liabilities	$1,035	$320
Not designated as hedging instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	$12	$26	Other accrued expenses and liabilities	$36	$13
Equity contracts	Prepaid expenses and other current assets	6	2	Other accrued expenses and liabilities	2	51
	Fair value of derivative assets	$18	$28	Fair value of derivative liabilities	$38	$63
Total derivatives		$536	$731		$1,074	$383
Total debt designated as hedging instruments (1):
Short-term debt		N/A	N/A		$—	$—
Long-term debt		N/A	N/A		6,061	6,261
		N/A	N/A		$6,061	$6,261
Total		$536	$731		$7,134	$6,644
(1)	Debt designated as hedging instruments are reported at carrying value.

N/A - not applicable

At September 30, 2019 and December 31, 2018, the following amounts were recorded in the Consolidated Statement of Financial Position related to cumulative basis adjustments for fair value hedges:

	September 30,		December 31,
(Dollars in millions)	2019		2018
Short-term debt:
Carrying amount of the hedged item	$(326)		$(1,878)
Cumulative hedging adjustments included in the carrying amount - assets/(liabilities)	(1)	(1)	(4)	(1)
Long-term debt:
Carrying amount of the hedged item	$(4,834)		$(6,004)
Cumulative hedging adjustments included in the carrying amount - assets/(liabilities)	(469)	(2)	(333)	(2)
(1)	Includes ($1) million and ($6) million of hedging adjustments on discontinued hedging relationships at September 30, 2019 and December 31, 2018, respectively.
(2)	Includes ($378) million and ($213) million of hedging adjustments on discontinued hedging relationships at September 30, 2019 and December 31, 2018, respectively.

Notes to Consolidated Financial Statements — (continued)

The Effect of Derivative Instruments in the Consolidated Statement of Earnings

The total amounts of income and expense line items presented in the Consolidated Statement of Earnings in which the effects of fair value hedges, cash flow hedges, net investment hedges and derivatives not designated as hedging instruments are recorded and the total effect of hedge activity on these income and expense line items are as follows:

				Gains/(Losses) of
(Dollars in millions)	Total			Total Hedge Activity
For the three months ended September 30:	2019	2018		2019	2018
Cost of services	$7,840	$7,951	*	$22	$1
Cost of sales	1,635	1,714	*	10	8
Cost of financing	217	287		(11)	(3)	*
SG&A expense	5,024	4,363		20	47
Other (income) and expense	(31)	275		(561)	(63)
Interest expense	432	191		(35)	(3)	*

* Reclassified to conform to current period presentation.

Notes to Consolidated Financial Statements — (continued)

	Gain (Loss) Recognized in Earnings
	Consolidated	Recognized on		Attributable to Risk
(Dollars in millions)	Statement of	Derivatives		Being Hedged(2)
For the three months ended September 30:	Earnings Line Item	2019	2018	2019	2018
Derivative instruments in fair value hedges (1):
Interest rate contracts	Cost of financing	$3	$(27)	$0	$33
	Interest expense	9	(26)	0	33
Derivative instruments not designated as hedging instruments:
Foreign exchange contracts	Other (income) and expense	(114)	(55)	N/A	N/A
Equity contracts	SG&A expense	9	40	N/A	N/A
Total		$(94)	$(69)	$0	$66

	Gain (Loss) Recognized in Earnings and Other Comprehensive Income
(Dollars in millions)			Consolidated	Reclassified			Amounts Excluded from
For the three months	Recognized in OCI		Statement of	from AOCI			Effectiveness Testing(3)
ended September 30:	2019	2018	Earnings Line Item	2019	2018		2019	2018
Derivative instruments in cash flow hedges:
Interest rate contracts	$—	$—	Cost of financing	$(1)	$—		$—	$—
			Interest expense	(3)	—		—	—
Foreign exchange contracts	(439)	(46)	Cost of services	22	1		—	—
			Cost of sales	10	8		—	—
			Cost of financing	(20)	(18)	*	—	—
			SG&A expense	11	7		—	—
			Other (income) and expense	(447)	(8)		—	—
			Interest expense	(61)	(18)	*	—	—
Instruments in net investment hedges (4):
Foreign exchange contracts	435	86	Cost of financing	—	—		7	9	*
			Interest expense	—	—		20	9	*
Total	$(4)	$40		$(488)	$(28)		$27	$18

* Reclassified to conform to current period presentation.

(1)	The amount includes changes in clean fair values of the derivative instruments in fair value hedging relationships and the periodic accrual for coupon payments required under these derivative contracts.
(2)	The amount includes basis adjustments to the carrying value of the hedged item recorded during the period and amortization of basis adjustments recorded on de-designated hedging relationships during the period.
(3)	The company’s policy is to recognize all fair value changes in amounts excluded from effectiveness testing in net income each period.
(4)	Instruments in net investment hedges include derivative and non-derivative instruments.

N/A - not applicable

					Gains/(Losses) of
(Dollars in millions)	Total				Total Hedge Activity
For the nine months ended September 30:	2019		2018		2019	2018
Cost of services	$24,293	*	$25,238	*	$52	$29
Cost of sales	4,979	*	5,498	*	40	(15)
Cost of financing	710		846		(47)	1	*
SG&A expense	15,171		14,665		199	24
Other (income) and expense	(850)		968		(358)	(449)
Interest expense	990		530		(96)	1	*

* Reclassified to conform to current period presentation.

Notes to Consolidated Financial Statements — (continued)

	Gain (Loss) Recognized in Earnings
	Consolidated	Recognized on		Attributable to Risk
(Dollars in millions)	Statement of	Derivatives		Being Hedged(2)
For the nine months ended September 30:	Earnings Line Item	2019	2018	2019	2018
Derivative instruments in fair value hedges (1):
Interest rate contracts	Cost of financing	$51	$(138)	$(44)	$170
	Interest expense	105	(128)	(89)	157
Derivative instruments not designated as hedging instruments:
Foreign exchange contracts	Other (income) and expense	(27)	(148)	N/A	N/A
Equity contracts	SG&A expense	153	38	N/A	N/A
Total		$283	$(377)	$(133)	$327

	Gain (Loss) Recognized in Earnings and Other Comprehensive Income
(Dollars in millions)			Consolidated	Reclassified			Amounts Excluded from
For the nine months	Recognized in OCI		Statement of	from AOCI			Effectiveness Testing(3)
ended September 30:	2019	2018	Earnings Line Item	2019	2018		2019	2018
Derivative instruments in cash flow hedges:
Interest rate contracts	$(168)	$—	Cost of financing	$(2)	$—		$—	$—
			Interest expense	(5)	—		—	—
Foreign exchange contracts	(630)	(134)	Cost of services	52	29		—	—
			Cost of sales	40	(15)		—	—
			Cost of financing	(71)	(56)	*	—	—
			SG&A expense	45	(14)		—	—
			Other (income) and expense	(331)	(301)		—	—
			Interest expense	(146)	(52)	*	—	—
Instruments in net investment hedges (4):
Foreign exchange contracts	306	509	Cost of financing	—	—		19	26	*
			Interest expense	—	—		38	24	*
Total	$(491)	$375		$(418)	$(408)		$57	$49

* Reclassified to conform to current period presentation.

(1)	The amount includes changes in clean fair values of the derivative instruments in fair value hedging relationships and the periodic accrual for coupon payments required under these derivative contracts.
(2)	The amount includes basis adjustments to the carrying value of the hedged item recorded during the period and amortization of basis adjustments recorded on de-designated hedging relationships during the period.
(3)	The company’s policy is to recognize all fair value changes in amounts excluded from effectiveness testing in net income each period.
(4)	Instruments in net investment hedges include derivative and non-derivative instruments.

N/A - not applicable

For the three and nine months ending September 30, 2019 and 2018, there were no material gains or losses excluded from the assessment of hedge effectiveness (for fair value or cash flow hedges), or associated with an underlying exposure that did not or was not expected to occur (for cash flow hedges); nor are there any anticipated in the normal course of business.

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

Accounting for leases as a lessee

Effective January 1, 2019, when the company is the lessee, all leases with a term of more than 12 months are recognized as ROU assets and associated lease liabilities in the Consolidated Statement of Financial Position. The lease liabilities are measured at the lease commencement date and determined using the present value of the lease payments not yet paid and the company's incremental borrowing rate, which approximates the rate at which the company would borrow, on a secured basis, in the country where the lease was executed. The interest rate implicit in the lease is generally not determinable in transactions where the company is the lessee. The ROU asset equals the lease liability adjusted for any IDCs, prepaid rent and lease incentives. Fixed and in-substance fixed payments are included in the recognition of ROU assets and lease liabilities, however, variable lease payments, other than those based on a rate or index, are recognized in the Consolidated Statement of Earnings in the period in which the obligation for those payments is incurred. The company’s variable lease payments generally relate to payments tied to various indexes, non-lease components and payments above a contractual minimum fixed payment.

ROU assets represent the company’s right to control the underlying assets under lease, and the lease liability is the obligation to make the lease payments related to the underlying assets under lease. Operating leases are included in operating right-of-use assets – net, current operating lease liabilities and operating lease liabilities in the Consolidated Statement of Financial Position. Finance leases are included in property, plant and equipment, short-term debt and long-term debt in the Consolidated Statement of Financial Position. At September 30, 2019, the total amount of ROU assets and lease liabilities for finance leases recognized in the Consolidated Statement of Financial Position in property, plant and equipment, short-term debt and long-term debt was $140 million, $34 million and $121 million, respectively.

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

Notes to Consolidated Financial Statements — (continued)

The following tables present the various components of lease costs:

(Dollars in millions)
For the three months ended September 30:	2019
Finance lease cost	$7
Operating lease cost	423
Short-term lease cost	11
Variable lease cost	90
Sublease income	(7)
Total lease cost	$523

(Dollars in millions)
For the nine months ended September 30:	2019
Finance lease cost	$14
Operating lease cost	1,243
Short-term lease cost	26
Variable lease cost	345
Sublease income	(16)
Total lease cost	$1,613

There were no net gains recorded on sale and leaseback transactions for the three months ended September 30, 2019 and the company recorded $41 million of net gains for the nine months ended September 30, 2019.

The following tables present supplemental information relating to the cash flows arising from lease transactions. Cash payments related to variable lease costs and short-term leases are not included in the measurement of operating and finance lease liabilities, and, as such, are excluded from the amounts below:

(Dollars in millions)
For the nine months ended September 30:	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from finance leases	$7
Financing cash outflows from finance leases	$6
Operating cash outflows from operating leases	$1,154
ROU assets obtained in exchange for new finance lease liabilities	$149	*
ROU assets obtained in exchange for new operating lease liabilities	$6,023	*

*  Includes opening balance additions as a result of the adoption of the new lease guidance effective January 1, 2019. The post adoption addition of leases for the nine months ended September 30, 2019 was $1,221 million for operating leases and immaterial for finance leases.

The following table presents the weighted-average lease terms and discount rates for both finance and operating leases:

At September 30:	2019
Weighted-average remaining lease term — finance leases	5.9	yrs.
Weighted-average remaining lease term — operating leases	5.3	yrs.
Weighted-average discount rate — finance leases	1.73%
Weighted-average discount rate — operating leases	3.10%

Notes to Consolidated Financial Statements — (continued)

The following table presents a maturity analysis of the expected undiscounted cash out flows for operating and finance leases on an annual basis for the next five years and thereafter, at September 30, 2019:

	Remainder of					Beyond	Imputed
(Dollars in millions)	2019	2020	2021	2022	2023	2023	Interest*	Total
Finance leases	$10	$42	$43	$36	$24	$53	$(54)	$155
Operating leases	$402	$1,419	$1,123	$847	$604	$1,160	$(388)	$5,167

* Imputed interest represents the difference between undiscounted cash flows and discounted cash flows.

Prior to the adoption of the new lease guidance on January 1, 2019, ROU assets and lease liabilities for operating leases were not recognized in the Consolidated Statement of Financial Position. The company elected the practical expedient to not provide comparable presentation in the Consolidated Statement of Financial Position for periods prior to adoption. Rental expense, including amounts charged to inventories and fixed assets, and excluding amounts previously reserved, was $1,944 million for the year ended December 31, 2018. Rental expense in agreements with rent holidays and scheduled rent increases was previously recognized on a straight-line basis over the lease term. Contingent rentals were included in the determination of rental expense as accruable.

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

The following tables present amounts included in the Consolidated Statement of Earnings related to lessor activity:

(Dollars in millions)
For the three months ended September 30:	2019
Lease income — sales-type and direct financing leases
Sales-type lease selling price	$188
Less: Carrying value of underlying assets, excluding unguaranteed residual value	75
Gross profit	113
Interest income on lease receivables	71
Total sales-type and direct financing lease income	$184
Lease income — operating leases	80
Variable lease income	12
Total lease income	$276

(Dollars in millions)
For the nine months ended September 30:	2019
Lease income — sales-type and direct financing leases
Sales-type lease selling price	$516
Less: Carrying value of underlying assets, excluding unguaranteed residual value	204
Gross profit	312
Interest income on lease receivables	222
Total sales-type and direct financing lease income	$534
Lease income — operating leases	252
Variable lease income	38
Total lease income	$824

Sales-Type and Direct Financing Leases

If a lease is classified as a sales-type or direct financing lease, the carrying amount of the asset is derecognized from inventory and a net investment in the lease is recorded. For a sales-type lease, the net investment in the lease is measured at commencement date as the sum of the lease receivable and the estimated residual value of the equipment less unearned income and allowance for credit losses. At September 30, 2019, the unguaranteed residual value of sales-type and direct financing leases was $565 million. For further information on the company’s net investment in leases, including residual values, refer to note 6, “Financing Receivables.” Any selling profit or loss arising from a sales-type lease is recorded at lease commencement. Selling profit or loss is presented on a gross basis when the company enters into a lease to realize value from a product that it would otherwise sell in its ordinary course of business, whereas in transactions where the company enters into a lease for the purpose of generating revenue by providing financing, the selling profit or loss is presented on a net basis. Under a sales-type lease, initial direct costs are expensed at lease commencement. Over the term of the lease, the company recognizes finance income on the net investment in the lease and any variable lease payments, which are not included in the net investment in the lease.

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

The company optimizes the recovery of residual values by extending lease arrangements with, or selling leased equipment to existing clients. The company has historically managed residual value risk both through insight into its own product cycles and monitoring of OEM IT product announcements. The company periodically reassesses the realizable value of its lease residual values. Anticipated decreases in specific future residual values that are considered to be other-than-temporary are recognized immediately upon identification and are recorded as an adjustment to the residual value estimate. For sales-type and direct financing leases, this reduction lowers the recorded net investment and is recognized as a loss charged to finance income in the period in which the estimate is changed, as well as an adjustment to unearned income to reduce future-period financing income. For the three and nine months ended September 30, 2019 and September 30, 2018, respectively, impairment of residual values was immaterial.

The following table presents a maturity analysis of the lease payments due to IBM on sales-type and direct financing leases over the next five years and thereafter, as well as a reconciliation of the undiscounted cash flows to the financing receivables recognized in the Consolidated Statement of Financial Position at September 30, 2019:

(Dollars in millions)	Total
Remainder of 2019	$847
2020	2,344
2021	1,571
2022	759
2023	216
Thereafter	43
Total undiscounted cash flows	$5,781
Present value of lease payments (recognized as financing receivables)	5,337	*
Difference between undiscounted cash flows and discounted cash flows	$444

*  The present value of the lease payments will not equal the financing receivables balances in the Statement of Financial Position, due to certain items including IDC's, allowance for credit losses and residual values, which are included in the financing receivables balance, but are not included in the future lease payments.

Operating Leases

Equipment provided to clients under an operating lease is carried at cost within property, plant and equipment in the Consolidated Statement of Financial Position and depreciated over the lease term using the straight-line method, generally ranging from one to six years. The depreciable basis is the original cost of the equipment less the estimated residual value of the equipment at the end of the lease term. At September 30, 2019, the unguaranteed residual value of operating leases was $88 million.

At commencement of an operating lease, IDCs are deferred. As lease payments are made, the company records sales revenue over the lease term. IDCs are amortized over the lease term on the same basis as lease income is recorded.

Notes to Consolidated Financial Statements — (continued)

The following table presents a maturity analysis of the undiscounted lease payments due to IBM on operating leases over the next five years and thereafter, at September 30, 2019:

(Dollars in millions)	Total
Remainder of 2019	$90
2020	119
2021	33
2022	3
2023	0
Thereafter	0
Total undiscounted cash flows	$245

Assets under operating leases are tested for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The impairment test is based on undiscounted cash flows, and, if impaired, the asset is written down to fair value based on either discounted cash flows or appraised values. There were no material impairment losses incurred during the three and nine months ended September 30, 2019 for assets under operating leases. These assets are included in property, plant and equipment ꟷ net in the Consolidated Statement of Financial Position.

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

Beginning in the second quarter of 2019 and continuing throughout the year, the company is winding down the portion of its commercial financing operations which provides short-term working capital solutions for OEM information technology suppliers, distributors and resellers, which has resulted in a significant reduction of commercial financing receivables. This wind down is consistent with IBM’s capital allocation strategy and high-value focus. IBM Global Financing will continue to provide differentiated end-to-end financing solutions, including commercial financing in support of IBM partner relationships.

Notes to Consolidated Financial Statements — (continued)

A summary of the components of the company’s financing receivables is presented as follows:

	Investment in		Client Loan and
	Sales-Type and	Commercial	Installment Payment
(Dollars in millions)	Direct Financing	Financing	Receivables/
At September 30, 2019:	Leases	Receivables	(Loans)	Total
Financing receivables, gross	$5,781	$2,953	$11,958	$20,692
Unearned income	(444)	(5)	(543)	(992)
Recorded investment	$5,337	$2,948	$11,415	$19,700
Allowance for credit losses	(81)	(11)	(165)	(257)
Unguaranteed residual value	565	—	—	565
Guaranteed residual value	61	—	—	61
Total financing receivables, net	$5,882	$2,937	$11,250	$20,069
Current portion	$2,433	$2,937	$6,960	$12,330
Noncurrent portion	$3,449	$—	$4,290	$7,739

	Investment in		Client Loan and
	Sales-Type and	Commercial	Installment Payment
(Dollars in millions)	Direct Financing	Financing	Receivables/
At December 31, 2018:	Leases	Receivables	(Loans)	Total
Financing receivables, gross	$6,846	$11,889	$13,614	$32,348
Unearned income	(526)	(37)	(632)	(1,195)
Recorded investment	$6,320	$11,852	$12,981	$31,153
Allowance for credit losses	(99)	(13)	(179)	(292)
Unguaranteed residual value	589	—	—	589
Guaranteed residual value	85	—	—	85
Total financing receivables, net	$6,895	$11,838	$12,802	$31,536
Current portion	$2,834	$11,838	$7,716	$22,388
Noncurrent portion	$4,061	$—	$5,086	$9,148

The company utilizes certain of its financing receivables as collateral for nonrecourse borrowings. Financing receivables pledged as collateral for borrowings were $939 million and $710 million at September 30, 2019 and December 31, 2018, respectively.

The company did not have any financing receivables held for sale as of September 30, 2019 and December 31, 2018.

Notes to Consolidated Financial Statements — (continued)

Financing Receivables by Portfolio Segment

The following tables present the recorded investment by portfolio segment and by class, excluding commercial financing receivables and other miscellaneous financing receivables at September 30, 2019 and December 31, 2018. Commercial financing receivables are excluded from the presentation of financing receivables by portfolio segment, as they are short term in nature and the current estimated risk of loss and resulting impact to the company’s financing results are not material. The company determines its allowance for credit losses based on two portfolio segments: lease receivables and loan receivables, and further segments the portfolio into three classes: Americas, Europe/Middle East/Africa (EMEA) and Asia Pacific.

(Dollars in millions)
At September 30, 2019:	Americas	EMEA	Asia Pacific	Total
Recorded investment
Lease receivables	$3,279	$1,096	$961	$5,337
Loan receivables	5,899	3,161	2,356	11,415
Ending balance	$9,178	$4,257	$3,317	$16,752
Recorded investment collectively evaluated for impairment	$9,039	$4,209	$3,275	$16,523
Recorded investment individually evaluated for impairment	$139	$48	$43	$229

Allowance for credit losses
Beginning balance at January 1, 2019
Lease receivables	$53	$22	$24	$99
Loan receivables	105	43	32	179
Total	$158	$65	$56	$279
Write-offs	$(14)	$(3)	$(6)	$(23)
Recoveries	0	0	0	1
Provision / (benefit)	4	(6)	(1)	(4)
Other*	(3)	(2)	(1)	(6)
Ending balance at September 30, 2019	$144	$54	$48	$246
Lease receivables	$35	$23	$22	$81
Loan receivables	$109	$31	$26	$165

Related allowance, collectively evaluated for impairment	$29	$11	$4	$44
Related allowance, individually evaluated for impairment	$115	$43	$43	$202

* Primarily represents translation adjustments.

Write-offs of lease receivables and loan receivables were $11 million and $12 million, respectively, for the nine months ended September 30, 2019. Provision for credit losses recorded for lease receivables and loan receivables were a release of $3 million and $2 million, respectively, for the nine months ended September 30, 2019.

The average recorded investment of impaired leases and loans for Americas, EMEA and Asia Pacific were $141 million, $48 million and $46 million, respectively, for the three months ended September 30, 2019 and $143 million, $56 million and $76 million, respectively, for the three months ended September 30, 2018. Both interest income recognized and interest income recognized on a cash basis on impaired leases and loans were immaterial for the three months ended September 30, 2019 and 2018.

The average recorded investment of impaired leases and loans for Americas, EMEA and Asia Pacific were $144 million, $49 million and $48 million, respectively, for the nine months ended September 30, 2019 and $136 million, $56 million and $79 million, respectively, for the nine months ended September 30, 2018. Both interest income recognized

Notes to Consolidated Financial Statements — (continued)

and interest income recognized on a cash basis on impaired leases and loans were immaterial for the nine months ended September 30, 2019 and 2018.

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

			Recorded	Billed	Recorded
	Total	Recorded	Investment	Invoices	Investment
(Dollars in millions)	Recorded	Investment	> 90 Days and	> 90 Days and	Not
At September 30, 2019:	Investment	> 90 Days(1)	Accruing(1)	Accruing	Accruing(2)
Americas	$3,279	$213	$179	$13	$37
EMEA	1,096	34	17	3	19
Asia Pacific	961	37	19	2	18
Total lease receivables	$5,337	$284	$215	$18	$74

Americas	$5,899	$155	$64	$10	$108
EMEA	3,161	93	28	15	67
Asia Pacific	2,356	41	16	6	26
Total loan receivables	$11,415	$288	$108	$31	$200

Total	$16,752	$572	$323	$50	$274
(1)	At a contract level, which includes total billed and unbilled amounts for financing receivables aged greater than 90 days.
(2)	Of the recorded investment not accruing, $229 million is individually evaluated for impairment with a related allowance of $202 million.

			Recorded	Billed	Recorded
	Total	Recorded	Investment	Invoices	Investment
(Dollars in millions)	Recorded	Investment	> 90 Days and	> 90 Days and	Not
At December 31, 2018:	Investment	> 90 Days(1)	Accruing(1)	Accruing	Accruing(2)
Americas	$3,827	$310	$256	$19	$57
EMEA	1,341	25	9	1	16
Asia Pacific	1,152	49	27	3	24
Total lease receivables	$6,320	$385	$292	$24	$97

Americas	$6,817	$259	$166	$24	$99
EMEA	3,675	98	25	3	73
Asia Pacific	2,489	40	11	1	31
Total loan receivables	$12,981	$397	$202	$29	$203

Total	$19,301	$782	$494	$52	$300
(1)	At a contract level, which includes total billed and unbilled amounts for financing receivables aged greater than 90 days.
(2)	Of the recorded investment not accruing, $249 million is individually evaluated for impairment with a related allowance of $219 million.

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

The following tables present the recorded investment net of allowance for credit losses for each class of receivables, by credit quality indicator, at September 30, 2019 and December 31, 2018. Receivables with a credit quality indicator

Notes to Consolidated Financial Statements — (continued)

ranging from Aaa to Baa3 are considered investment grade. All others are considered non-investment grade. The credit quality indicators do not reflect mitigation actions that the company takes to transfer credit risk to third parties.

(Dollars in millions)	Lease Receivables			Loan Receivables
At September 30, 2019:	Americas	EMEA	Asia Pacific	Americas	EMEA	Asia Pacific
Credit ratings:
Aaa – Aa3	$443	$11	$44	$1,006	$167	$160
A1 – A3	727	201	441	855	308	874
Baa1 – Baa3	843	380	153	1,560	1,120	617
Ba1 – Ba2	697	311	149	1,380	830	396
Ba3 – B1	259	123	104	444	476	208
B2 – B3	258	46	44	499	222	62
Caa – D	16	1	5	47	7	14
Total	$3,245	$1,073	$939	$5,789	$3,130	$2,330

(Dollars in millions)	Lease Receivables			Loan Receivables
At December 31, 2018:	Americas	EMEA	Asia Pacific	Americas	EMEA	Asia Pacific
Credit ratings:
Aaa – Aa3	$593	$45	$85	$1,055	$125	$185
A1 – A3	678	158	413	1,206	436	901
Baa1 – Baa3	892	417	297	1,587	1,148	648
Ba1 – Ba2	852	426	191	1,516	1,175	417
Ba3 – B1	433	171	84	770	472	184
B2 – B3	299	90	50	531	249	109
Caa – D	26	10	7	47	28	15
Total	$3,774	$1,319	$1,128	$6,712	$3,633	$2,457

Troubled Debt Restructurings

The company did not have any significant troubled debt restructurings during the nine months ended September 30, 2019 or for the year ended December 31, 2018.

7. Stock-Based Compensation:

Stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized over the employee requisite service period. The following table presents total stock-based compensation cost included in income from continuing operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2019	2018	2019	2018
Cost	$29	$19	$71	$60
Selling, general and administrative	147	95	313	264
Research, development and engineering	44	15	84	47
Pre-tax stock-based compensation cost	$220	$129	$468	$371
Income tax benefits	(50)	(29)	(104)	(88)
Total net stock-based compensation cost	$170	$100	$364	$283

Notes to Consolidated Financial Statements — (continued)

Pre-tax stock-based compensation cost for the three months ended September 30, 2019 increased $91 million compared to the corresponding period in the prior year. This was primarily due to increases related to issuances and conversions of stock-based compensation for Red Hat ($79 million) and restricted stock units ($10 million).

Pre-tax stock-based compensation cost for the nine months ended September 30, 2019 increased $98 million compared to the corresponding period in the prior year. This was primarily due to increases related to issuances and conversions of stock-based compensation for Red Hat ($79 million) and restricted stock units ($25 million).

As of September 30, 2019, the total unrecognized compensation cost of $1.4 billion related to non-vested awards was expected to be recognized over a weighted-average period of approximately 2.5 years.

There was no significant capitalized stock-based compensation cost at September 30, 2019 and 2018.

8. Segments:

The following tables reflect the continuing operations results of the company’s segments consistent with the management and measurement system utilized within the company. Effective with the closing of the transaction in July, Red Hat is included in the Cloud & Cognitive Software segment. The “Other” segment includes the divested mortgage servicing and select software businesses. Performance measurement is based on operating pre-tax income from continuing operations. The segments represent components of the company for which separate financial information is available that is utilized on a regular basis by the chief operating decision maker (the chief executive officer) in determining how to allocate resources and evaluate performance. The tables reflect the segments recast for the prior-year period due to the company’s segment changes effective January 2019.

Notes to Consolidated Financial Statements — (continued)

SEGMENT INFORMATION

	Cloud &		Global		Global
	Cognitive		Business		Technology			Global	Total
(Dollars in millions)	Software		Services		Services		Systems	Financing	Segments
For the three months ended September 30, 2019:
External revenue	$5,280		$4,117		$6,700		$1,481	$343	$17,921
Internal revenue	686		70		287		195	302	1,541
Total revenue	$5,966		$4,187		$6,988		$1,676	$645	$19,462
Pre-tax income/(loss) from continuing operations	$1,283		$573		$490		$39	$275	$2,661
Revenue year-to-year change	4.0%		0.8%		(5.3)%		(12.6)%	(11.2)%	(2.3)%
Pre-tax income year-to-year change	(37.4)%		1.2%		(19.2)%		(81.3)%	(10.8)%	(28.9)%
Pre-tax income/(loss) margin	21.5%		13.7%		7.0%		2.3%	42.6%	13.7%

For the three months ended September 30, 2018:
External revenue	$4,962	*	$4,076	*	$7,101	*	$1,736	$388	$18,262	*
Internal revenue	777	*	77		279	*	181	338	1,652	*
Total revenue	$5,738	*	$4,153	*	$7,380	*	$1,917	$726	$19,914	*
Pre-tax income/(loss) from continuing operations	$2,050	*	$566	*	$607	*	$209	$308	$3,741	*
Pre-tax income/(loss) margin	35.7	%*	13.6	%*	8.2	%*	10.9%	42.5%	18.8	%*

* Recast to conform to 2019 presentation.

Reconciliations to IBM as Reported:

(Dollars in millions)
For the three months ended September 30:	2019	2018
Revenue:
Total reportable segments	$19,462	$19,914	*
Other — divested businesses	48	432	*
Other revenue	59	62
Eliminations of internal transactions	(1,541)	(1,652)	*
Total consolidated revenue	$18,028	$18,756

Pre-tax income from continuing operations:
Total reportable segments	$2,661	$3,741	*
Amortization of acquired intangible assets	(473)	(207)
Acquisition-related (charges)/income	(255)	(2)
Non-operating retirement-related (costs)/income	(145)	(389)
Eliminations of internal transactions	(84)	(118)	*
Other — divested businesses	(25)	62	*
Unallocated corporate amounts	(157)	(91)
Total pre-tax income from continuing operations	$1,522	$2,996

* Recast to conform to 2019 presentation.

Notes to Consolidated Financial Statements — (continued)

SEGMENT INFORMATION

	Cloud &		Global		Global
	Cognitive		Business		Technology			Global	Total
(Dollars in millions)	Software		Services		Services		Systems	Financing	Segments
For the nine months ended September 30, 2019:
External revenue	$15,962		$12,391		$20,412		$4,562	$1,100	$54,426
Internal revenue	2,135		213		879		528	884	4,638
Total revenue	$18,097		$12,604		$21,291		$5,091	$1,983	$59,065
Pre-tax income/(loss) from continuing operations	$5,052		$1,188		$1,000		$(101)	$803	$7,941
Revenue year-to-year change	0.2%		0.2%		(5.1)%		(15.0)%	(18.3)%	(3.9)%
Pre-tax income year-to-year change	(12.3)%		11.7%		(11.0)%		(128.8)%	(23.0)%	(15.0)%
Pre-tax income/(loss) margin	27.9%		9.4%		4.7%		(2.0)%	40.5%	13.4%

For the nine months ended September 30, 2018:
External revenue	$15,548	*	$12,326	*	$21,846	*	$5,412	$1,188	$56,319	*
Internal revenue	2,518	*	249		589	*	576	1,240	5,173	*
Total revenue	$18,066	*	$12,575	*	$22,435	*	$5,989	$2,428	$61,492	*
Pre-tax income/(loss) from continuing operations	$5,760	*	$1,063	*	$1,124	*	$352	$1,042	$9,342	*
Pre-tax income/(loss) margin	31.9	%*	8.5	%*	5.0	%*	5.9%	42.9%	15.2	%*

* Recast to conform to 2019 presentation.

Reconciliations to IBM as Reported:

(Dollars in millions)
For the nine months ended September 30:	2019	2018
Revenue:
Total reportable segments	$59,065	$61,492	*
Other — divested businesses	754	1,335	*
Other revenue	190	176
Eliminations of internal transactions	(4,638)	(5,173)	*
Total consolidated revenue	$55,370	$57,830

Pre-tax income from continuing operations:
Total reportable segments	$7,941	$9,342	*
Amortization of acquired intangible assets	(816)	(613)
Acquisition-related (charges)/income	(396)	(3)
Non-operating retirement-related (costs)/income	(419)	(1,185)
Eliminations of internal transactions	(233)	(615)	*
Other — divested businesses	477	265	*
Unallocated corporate amounts	(380)	(283)
Total pre-tax income from continuing operations	$6,173	$6,908

* Recast to conform to 2019 presentation.

Notes to Consolidated Financial Statements — (continued)

9. Equity Activity:

Reclassifications and Taxes Related to Items of Other Comprehensive Income

(Dollars in millions)	Before Tax	Tax (Expense)/	Net of Tax
For the three months ended September 30, 2019:	Amount	Benefit	Amount
Other comprehensive income/(loss):
Foreign currency translation adjustments	$(509)	$(109)	$(618)
Net changes related to available-for-sale securities:
Unrealized gains/(losses) arising during the period	$3	$(1)	$2
Reclassification of (gains)/losses to other (income) and expense	—	—	—
Total net changes related to available-for-sale securities	$3	$(1)	$2
Unrealized gains/(losses) on cash flow hedges:
Unrealized gains/(losses) arising during the period	$(439)	$110	$(329)
Reclassification of (gains)/losses to:
Cost of services	(22)	6	(17)
Cost of sales	(10)	3	(7)
Cost of financing	21	(5)	15
SG&A expense	(11)	3	(8)
Other (income) and expense	447	(112)	334
Interest expense	64	(16)	48
Total unrealized gains/(losses) on cash flow hedges	$49	$(12)	$36
Retirement-related benefit plans (1):
Net (losses)/gains arising during the period	$0	$0	$0
Curtailments and settlements	3	(1)	2
Amortization of prior service (credits)/costs	(3)	3	(1)
Amortization of net (gains)/losses	461	(128)	333
Total retirement-related benefit plans	$461	$(127)	$335
Other comprehensive income/(loss)	$4	$(249)	$(245)
(1)	These AOCI components are included in the computation of net periodic pension cost. Refer to note 10, “Retirement-Related Benefits,” for additional information.

Notes to Consolidated Financial Statements — (continued)

Reclassifications and Taxes Related to Items of Other Comprehensive Income

(Dollars in millions)	Before Tax	Tax (Expense)/	Net of Tax
For the three months ended September 30, 2018:	Amount	Benefit	Amount
Other comprehensive income/(loss):
Foreign currency translation adjustments	$(22)	$(22)	$(44)
Net changes related to available-for-sale securities:
Unrealized gains/(losses) arising during the period	$0	$0	$0
Reclassification of (gains)/losses to other (income) and expense	—	—	—
Total net changes related to available-for-sale securities	$0	$0	$0
Unrealized gains/(losses) on cash flow hedges:
Unrealized gains/(losses) arising during the period	$(46)	$11	$(35)
Reclassification of (gains)/losses to:
Cost of services	(1)	0	(1)
Cost of sales	(8)	3	(6)
Cost of financing*	18	(5)	14
SG&A expense	(7)	2	(5)
Other (income) and expense	8	(2)	6
Interest expense*	18	(5)	14
Total unrealized gains/(losses) on cash flow hedges	$(18)	$4	$(14)
Retirement-related benefit plans (1):
Prior service costs/(credits)	$0	$0	$0
Net (losses)/gains arising during the period	(1)	1	(1)
Curtailments and settlements	2	0	1
Amortization of prior service (credits)/costs	(18)	5	(13)
Amortization of net (gains)/losses	737	(196)	540
Total retirement-related benefit plans	$719	$(191)	$527
Other comprehensive income/(loss)	$678	$(209)	$470

*     Reclassified to conform to current period presentation.

(1)	These AOCI components are included in the computation of net periodic pension cost. Refer to note 10, “Retirement-Related Benefits,” for additional information.

Notes to Consolidated Financial Statements — (continued)

Reclassifications and Taxes Related to Items of Other Comprehensive Income

(Dollars in millions)	Before Tax	Tax (Expense)/	Net of Tax
For the nine months ended September 30, 2019:	Amount	Benefit	Amount
Other comprehensive income/(loss):
Foreign currency translation adjustments	$(333)	$(72)	$(405)
Net changes related to available-for-sale securities:
Unrealized gains/(losses) arising during the period	$1	$0	$1
Reclassification of (gains)/losses to other (income) and expense	—	—	—
Total net changes related to available-for-sale securities	$1	$0	$1
Unrealized gains/(losses) on cash flow hedges:
Unrealized gains/(losses) arising during the period	$(798)	$196	$(601)
Reclassification of (gains)/losses to:
Cost of services	(52)	13	(38)
Cost of sales	(40)	11	(29)
Cost of financing	73	(18)	55
SG&A expense	(45)	12	(33)
Other (income) and expense	331	(83)	248
Interest expense	150	(38)	112
Total unrealized gains/(losses) on cash flow hedges	$(380)	$93	$(287)
Retirement-related benefit plans (1):
Net (losses)/gains arising during the period	$113	$(23)	$90
Curtailments and settlements	7	(1)	6
Amortization of prior service (credits)/costs	(9)	4	(5)
Amortization of net (gains)/losses	1,385	(380)	1,005
Total retirement-related benefit plans	$1,496	$(401)	$1,095
Other comprehensive income/(loss)	$784	$(380)	$404
(1)	These AOCI components are included in the computation of net periodic pension cost. Refer to note 10, “Retirement-Related Benefits,” for additional information.

Notes to Consolidated Financial Statements — (continued)

Reclassifications and Taxes Related to Items of Other Comprehensive Income

(Dollars in millions)	Before Tax	Tax (Expense)/	Net of Tax
For the nine months ended September 30, 2018:	Amount	Benefit	Amount
Other comprehensive income/(loss):
Foreign currency translation adjustments	$(535)	$(128)	$(663)
Net changes related to available-for-sale securities:
Unrealized gains/(losses) arising during the period	$(2)	$1	$(1)
Reclassification of (gains)/losses to other (income) and expense	—	—	—
Total net changes related to available-for-sale securities	$(2)	$1	$(1)
Unrealized gains/(losses) on cash flow hedges:
Unrealized gains/(losses) arising during the period	$(134)	$39	$(95)
Reclassification of (gains)/losses to:
Cost of services	(29)	7	(22)
Cost of sales	15	(4)	11
Cost of financing*	56	(14)	42
SG&A expense	14	(4)	10
Other (income) and expense	301	(76)	225
Interest expense*	52	(13)	39
Total unrealized gains/(losses) on cash flow hedges	$274	$(63)	$210
Retirement-related benefit plans (1):
Prior service costs/(credits)	$(1)	$0	$(1)
Net (losses)/gains arising during the period	83	(22)	60
Curtailments and settlements	7	(2)	5
Amortization of prior service (credits)/costs	(55)	15	(40)
Amortization of net (gains)/losses	2,231	(607)	1,624
Total retirement-related benefit plans	$2,264	$(616)	$1,648
Other comprehensive income/(loss)	$2,001	$(807)	$1,194

*     Reclassified to conform to current period presentation.

(1)	These AOCI components are included in the computation of net periodic pension cost. Refer to note 10, “Retirement-Related Benefits,” for additional information.

Accumulated Other Comprehensive Income/(Loss) (net of tax)

			Net Change	Net Unrealized
	Net Unrealized	Foreign	Retirement-	Gains/(Losses)	Accumulated
	Gains/(Losses)	Currency	Related	on Available-	Other
	on Cash Flow	Translation	Benefit	For-Sale	Comprehensive
(Dollars in millions)	Hedges	Adjustments*	Plans	Securities	Income/(Loss)
January 1, 2019	$284	$(3,690)	$(26,083)	$0	$(29,490)
Other comprehensive income before reclassifications	(601)	(405)	89	1	(916)
Amount reclassified from accumulated other comprehensive income	315	—	1,005	—	1,320
Total change for the period	$(287)	$(405)	$1,095	$1	$404
September 30, 2019	$(3)	$(4,095)	$(24,988)	$0	$(29,086)

*  Foreign currency translation adjustments are presented gross except for any associated hedges which are presented net of tax.

Notes to Consolidated Financial Statements — (continued)

			Net Change	Net Unrealized
	Net Unrealized	Foreign	Retirement-	Gains/(Losses)	Accumulated
	Gains/(Losses)	Currency	Related	on Available-	Other
	on Cash Flow	Translation	Benefit	For-Sale	Comprehensive
(Dollars in millions)	Hedges	Adjustments*	Plans	Securities	Income/(Loss)
January 1, 2018	$35	$(2,834)	$(23,796)	$3	$(26,592)
Cumulative effect of a change in accounting principle**	5	46	(2,471)	(2)	(2,422)
Other comprehensive income before reclassifications	(95)	(663)	65	(1)	(695)
Amount reclassified from accumulated other comprehensive income	305	—	1,584	—	1,889
Total change for the period	$210	$(663)	$1,648	$(1)	$1,194
September 30, 2018	$250	$(3,451)	$(24,618)	$0	$(27,820)

*   Foreign currency translation adjustments are presented gross except for any associated hedges which are presented net of tax.

**  Reflects the adoption of the FASB guidance on stranded tax effects, hedging and financial instruments. Refer to note 2, “Accounting Changes.”

Stock Repurchases

The Board of Directors authorizes the company to repurchase IBM common stock. At September 30, 2019, $2,008 million of Board common stock repurchase authorization was available. The company suspended its share repurchase program effective with the close of the Red Hat acquisition in order to focus on reducing debt related to the acquisition.

10. Retirement-Related Benefits:

The company offers defined benefit pension plans, defined contribution pension plans, as well as nonpension postretirement plans primarily consisting of retiree medical benefits. The following tables provide the pre-tax cost for all retirement-related plans.

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended September 30:	2019	2018	Change
Retirement-related plans — cost
Defined benefit and contribution pension plans — cost	$459	$705	(34.9)%
Nonpension postretirement plans — cost	53	49	8.6
Total	$512	$754	(32.1)%

			Yr. to Yr.
(Dollars in millions)			Percent
For the nine months ended September 30:	2019	2018	Change
Retirement-related plans — cost
Defined benefit and contribution pension plans — cost	$1,337	$2,152	(37.8)%
Nonpension postretirement plans — cost	160	149	7.4
Total	$1,497	$2,300	(34.9)%

The following tables provide the components of the cost/(income) for the company’s pension plans.

Notes to Consolidated Financial Statements — (continued)

Cost/(Income) of Pension Plans

(Dollars in millions)	U.S. Plans		Non-U.S. Plans
For the three months ended September 30:	2019	2018	2019	2018
Service cost	$—	$—	$93	$104
Interest cost (1)	470	430	202	204
Expected return on plan assets (1)	(650)	(675)	(391)	(330)
Amortization of prior service costs/(credits) (1)	4	4	(7)	(20)
Recognized actuarial losses (1)	140	381	313	346
Curtailments and settlements (1)	—	—	3	2
Multi-employer plans	—	—	10	9
Other costs/(credits) (1)	—	—	11	5
Total net periodic pension (income)/cost of defined benefit plans	$(36)	$140	$235	$318
Cost of defined contribution plans	151	152	109	95
Total defined benefit and contribution pension plans cost recognized in the Consolidated Statement of Earnings	$115	$292	$344	$413
(1)	These components of net periodic pension cost are included in other (income) and expense in the Consolidated Statement of Earnings.

(Dollars in millions)	U.S. Plans		Non-U.S. Plans
For the nine months ended September 30:	2019	2018	2019	2018
Service cost	$—	$—	$279	$309
Interest cost (1)	1,411	1,289	616	630
Expected return on plan assets (1)	(1,949)	(2,026)	(1,186)	(1,017)
Amortization of prior service costs/(credits) (1)	12	12	(20)	(62)
Recognized actuarial losses (1)	419	1,144	939	1,057
Curtailments and settlements (1)	—	—	7	7
Multi-employer plans	—	—	26	29
Other costs/(credits) (1)	—	—	22	16
Total net periodic pension (income)/cost of defined benefit plans	$(107)	$419	$683	$969
Cost of defined contribution plans	440	457	321	306
Total defined benefit and contribution pension plans cost recognized in the Consolidated Statement of Earnings	$333	$876	$1,004	$1,276
(1)	These components of net periodic pension cost are included in other (income) and expense in the Consolidated Statement of Earnings.

As of 2019, substantially all the plan participants in the U.S. Qualified IBM Personal Pension Plan (PPP) are considered inactive. As required by U.S. GAAP, this resulted in a change in the amortization period of unrecognized actuarial losses to the average remaining life expectancy of inactive plan participants, which was 18 years as of December 31, 2018. Recognized actuarial losses decreased $242 million and $725 million for the three and nine months ended September 30, 2019, respectively, compared to the corresponding periods in the prior year, primarily driven by the change in the amortization period. There was no impact to funded status, retiree benefit payments or funding requirements of the U.S. Qualified PPP as a result of this change.

In 2019, the company expects to contribute approximately $300 million to its non-U.S. defined benefit and multi-employer plans, the largest of which will be contributed to the defined benefit pension plans in Japan, Spain and Belgium. This amount generally represents the legally mandated minimum contribution. Total net contributions to the non-U.S. plans in the first nine months of 2019 were $159 million, of which $95 million was in cash and $65 million in U.S. Treasury securities. Total contributions to the non-U.S. plans in the first nine months of 2018 were $275 million, of which $117 million was in cash and $157 million in U.S. Treasury securities. The contribution of U.S. Treasury securities is considered a non-cash transaction in the Consolidated Statement of Cash Flows.

Notes to Consolidated Financial Statements — (continued)

The following tables provide the components of the cost for the company’s nonpension postretirement plans.

Cost of Nonpension Postretirement Plans

(Dollars in millions)	U.S. Plan		Non-U.S. Plans
For the three months ended September 30:	2019	2018	2019	2018
Service cost	$3	$3	$1	$1
Interest cost (1)	36	33	12	11
Expected return on plan assets (1)	—	—	(1)	(1)
Amortization of prior service costs/(credits) (1)	(1)	(2)	0	0
Recognized actuarial losses (1)	0	2	3	1
Curtailments and settlements (1)	—	—	—	0
Total nonpension postretirement plans cost recognized in Consolidated Statement of Earnings	$38	$37	$15	$12
(1)	These components of net periodic pension cost are included in other (income) and expense in the Consolidated Statement of Earnings.

(Dollars in millions)	U.S. Plan		Non-U.S. Plans
For the nine months ended September 30:	2019	2018	2019	2018
Service cost	$8	$10	$4	$4
Interest cost (1)	109	99	37	34
Expected return on plan assets (1)	—	—	(4)	(4)
Amortization of prior service costs/(credits) (1)	(2)	(6)	0	0
Recognized actuarial losses (1)	0	7	8	4
Curtailments and settlements (1)	—	—	0	0
Total nonpension postretirement plans cost recognized in Consolidated Statement of Earnings	$115	$111	$45	$38
(1)	These components of net periodic pension cost are included in other (income) and expense in the Consolidated Statement of Earnings.

The company contributed $357 million in U.S. Treasury securities to the U.S. nonpension postretirement benefit and active employee medical trusts during the nine months ended September 30, 2019, and $275 million in U.S. Treasury securities during the nine months ended September 30, 2018. The contribution of U.S. Treasury securities is considered a non-cash transaction in the Consolidated Statement of Cash Flows.

11. Acquisitions/Divestitures:

Acquisitions

The company accounts for business combinations using the acquisition method and accordingly, the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree are recorded at their acquisition date fair values. Significant judgments and use of estimates are required when performing valuations. For example, the company uses judgments when estimating the fair value of intangible assets using a discounted cash flow model; which involves the use of significant estimates and assumptions with respect to revenue growth rates, customer attrition rate and discount rates.

Notes to Consolidated Financial Statements — (continued)

Red Hat - On July 9, 2019, the company completed the acquisition of all of the outstanding shares of Red Hat. Red Hat’s portfolio of open-source technologies, innovative cloud development platform and developer community, combined with IBM’s innovative hybrid cloud technology, industry expertise and commitment to data, trust and security, will deliver the hybrid multicloud capabilities required to address the next chapter of cloud implementations as well as accelerate the company’s growth. Red Hat’s business model is based upon open-source software, which is an alternative to proprietary software in relation to the development and licensing of commercial software code. For Red Hat’s open-source software subscriptions, no revenue is recognized upfront from the licensing of the code itself, but rather, is recognized over time throughout the contract term as control of the promised product or service is transferred to the customer.

On the acquisition date, Red Hat shareholders received $190 per share in cash, representing a total equity value of approximately $34 billion. The company funded the transaction through a combination of cash on hand and proceeds from debt issuances. Refer to note 13, “Borrowings” for additional details on the financing of the transaction.

Total
(Dollars in millions)	Consideration
Cash paid for outstanding Red Hat common stock	$33,769
Cash paid for Red Hat equity awards	24
Cash paid to settle warrants	1,008
Cash consideration	$34,801
Fair value of stock-based compensation awards attributable to pre-combination services	174
Stock issued to holders of vested performance share units	45
Settlement of pre-existing relationships	60
Total consideration	$35,079

The following table reflects the preliminary purchase price allocation as of the acquisition date.

(Dollars in millions)	Life (in years)	Amount
Current assets*		$3,190
Property, plant and equipment/noncurrent assets		955
Intangible assets:
Goodwill	N/A	23,102
Client relationships	10	7,215
Completed technology	9	4,571
Trademarks	20	1,686
Total assets acquired		$40,719
Current liabilities**		1,378
Noncurrent liabilities		4,262
Total liabilities assumed		$5,640
Total purchase price		$35,079
*	Includes $2.2 billion of cash and cash equivalents.
**

Includes $485 million of short-term debt related to the convertible notes acquired from Red Hat that were recognized at their fair value on the acquisition date, of which $50 million is included in the company’s Consolidated Statement of Financial Position as of September 30, 2019. This remaining balance was settled on October 1, 2019.

N/A – Not applicable

The goodwill generated is primarily attributable to the assembled workforce of Red Hat and the increased synergies expected to be achieved from the integration of Red Hat products into the company’s various integrated solutions, neither of which qualify as an amortizable intangible asset.

The overall weighted-average useful life of the identified amortizable intangible assets acquired is 10.9 years. These identified intangible assets will be amortized on a straight-line basis over their useful lives, which approximates the

Notes to Consolidated Financial Statements — (continued)

pattern that the assets’ economic benefits are expected to be consumed over time. Goodwill of $23.1 billion has been assigned to the segments as follows: Cloud & Cognitive Software $18.4 billion, Global Technology Services $3.1 billion, Global Business Services $1.1 billion, and Systems $0.5 billion. It is expected that six percent of the goodwill will be deductible for tax purposes.

The valuation of the assets acquired and liabilities assumed is preliminary and subject to revision as more detailed analyses are completed. If additional information about the fair value of assets acquired and liabilities assumed becomes available, the company may further revise the preliminary purchase price allocation as soon as practical, but no later than one year from the acquisition date. Any such revisions or changes may be material.

The company recognized acquisition-related costs, such as legal and advisory fees, related to the acquisition within SG&A in the Consolidated Statement of Earnings of $98 million and $171 million for the three and nine months ending September 30, 2019, respectively. Within the amounts recognized in SG&A, $55 million represents amortized costs related to bridge term loan facility fees for the nine months ended September 30, 2019. There were no bridge loan fees for the three months ended September 30, 2019. In addition, for the period beginning on the acquisition date through September 30, 2019, the company recognized $16 million, $101 million and $68 million of compensation expense, within cost, SG&A and RD&E, respectively in the Consolidated Statement of Earnings, related to employee retention plans. The remaining compensation expense of approximately $230 million associated with the retention plans will be recognized over the remaining requisite service periods, which range from six months to three years from the acquisition date.

The acquisition of Red Hat settled a pre-existing vendor/customer relationship in which the company had historically paid in advance for purchases of Red Hat products. Because the terms of the agreements were determined to approximate fair value as of the acquisition date, the company did not recognize any gain or loss separately from the acquisition, and $60 million was included as part of the fair value of consideration transferred on the acquisition date.

The Consolidated Statement of Earnings includes revenue and a pre-tax loss attributable to Red Hat since the date of acquisition for both the three and nine months ended September 30, 2019 of $371 million and $981 million, respectively. The pre-tax loss is primarily driven by the deferred revenue fair value adjustment, retention expenses, intangible asset amortization and deal fees. It excludes interest expense.

The following table presents the supplemental consolidated financial results of the company on an unaudited pro forma basis, as if the acquisition had been consummated on January 1, 2018 through the periods shown below. The primary adjustments reflected in the pro forma results relate to: (1) the debt used to fund the acquisition, (2) changes driven by acquisition accounting, including amortization of intangible assets and the deferred revenue fair value adjustment, (3) employee retention plans, (4) elimination of intercompany transactions between IBM and Red Hat, and (5) the presentation of acquisition-related costs. Acquisition-related costs are non-recurring in nature and the pro forma net income amounts shown below include $356 million of these costs.

The unaudited pro forma financial information presented below does not purport to represent the actual results of operations that IBM and Red Hat would have achieved had the companies been combined during the periods presented and is not intended to project the future results of operations that the combined company may achieve after the acquisition. Historical fiscal periods are not aligned under this presentation. The unaudited pro forma financial information does not reflect any potential cost savings, operating efficiencies, long-term debt pay down estimates, suspension of IBM’s share repurchase program, financial synergies or other strategic benefits that may be realized as a result of the acquisition and also does not reflect any restructuring costs to achieve those benefits.

(Unaudited)	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2019	2018	2019	2018
Revenue	$18,567	$19,236	$57,424	$58,987
Net income	$2,249	$2,079	$5,664	$4,278

Notes to Consolidated Financial Statements — (continued)

Divestitures

Select IBM Software Products – On December 6, 2018, IBM and HCL Technologies Limited (HCL) announced a definitive agreement, in which HCL would acquire select standalone Cloud & Cognitive Software products for $1,775 million, inclusive of $150 million of contingent consideration. The software products in-scope included AppScan, BigFix, Unica, Commerce, Portal, Notes, Domino and Connections. The transaction included commercial software, intellectual property and services offerings. In addition, the transaction includes transition services for IT and other services. The initial terms of the transition services are generally less than one year, however, HCL can renew certain services up to an additional year.

The transaction closed on June 30, 2019. The company received cash of $812 million at closing and $40 million of the contingent consideration in the third quarter of 2019. The company expects to receive an additional $813 million (net of any additional contingent consideration) within 12 months of closing. The outstanding contingent consideration is expected to be earned within 24 months of the closing. The company recognized a pre-tax gain on the sale of $556 million on June 30, 2019, which was recorded in other (income) and expense in the Consolidated Statement of Earnings. Due to changes in transaction estimates, the company recognized an additional pre-tax gain of $72 million in the third quarter of 2019. The total gain on sale may change in the future due to contingent consideration or changes in other transaction estimates, however, material changes are not expected.

Select IBM Marketing Platform and Commerce Offerings – On April 4, 2019, IBM and Centerbridge Partners, L.P. (Centerbridge) announced a definitive agreement, in which Centerbridge would acquire select marketing platform and commerce offerings from IBM, including Customer Experience Analytics, Content Hub and Marketing Assistant, among others. The transaction included commercial software and services offerings. In addition, the company started providing Centerbridge with transition services including IT, supply chain management, and other services. Upon closing, Centerbridge announced that this business would be re-branded under the name Acoustic. The closing completed for the U.S. on June 30, 2019. The company expects a subsequent closing for the remaining countries to occur within 12 months of the U.S. closing. The timing of the subsequent closing is subject to change as more information becomes available. The company received a net cash payment of $240 million on June 30, 2019 and expects to receive an additional $150 million within 36 months of the U.S. closing.

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

Others ‒ In addition to the above, the company completed or signed the following divestitures:

2019 – In the first quarter of 2019, the Global Financing segment sold certain commercial financing capabilities and assigned a number of its commercial financing contracts, excluding related receivables which will be collected as they become due in the normal course of business. In the third quarter of 2019, IBM completed one divestiture in the Global Business Services segment and entered into a definitive agreement to sell select assets reported in the Cloud & Cognitive Software segment. The financial terms related to each of these transactions were not material.

Notes to Consolidated Financial Statements — (continued)

12. Intangible Assets Including Goodwill:

Intangible Assets

The following table details the company's intangible asset balances by major asset class.

	At September 30, 2019
(Dollars in millions)	Gross Carrying	Accumulated	Net Carrying
Intangible asset class	Amount	Amortization	Amount
Capitalized software	$1,686	$(702)	$985
Client relationships	8,996	(1,312)	7,684
Completed technology	6,413	(1,386)	5,027
Patents/trademarks	2,291	(401)	1,890
Other*	56	(29)	26
Total	$19,443	$(3,830)	$15,613

*  Other intangibles are primarily acquired proprietary and non-proprietary business processes, methodologies and systems.

	At December 31, 2018
(Dollars in millions)	Gross Carrying	Accumulated	Net Carrying
Intangible asset class	Amount	Amortization	Amount
Capitalized software	$1,568	$(629)	$939
Client relationships	2,068	(1,123)	945
Completed technology	2,156	(1,296)	860
Patents/trademarks	641	(330)	311
Other*	56	(23)	32
Total	$6,489	$(3,402)	$3,087

*  Other intangibles are primarily acquired proprietary and non-proprietary business processes, methodologies and systems.

The net carrying amount of intangible assets increased $12,526 million during the first nine months of 2019, primarily due to the acquisition of Red Hat, partially offset by intangible asset amortization. Intangible assets of $13,472 million generated from the acquisition of Red Hat have been assigned to the segments as follows: Cloud & Cognitive Software $10,729 million, Global Technology Services $1,819 million, Global Business Services $617 million and Systems $306 million. For additional information on the acquisition of Red Hat, see note 11, “Acquisitions/Divestitures.”

The aggregate intangible amortization expense was $614 million and $1,224 million for the third quarter and first nine months of 2019, respectively, versus $348 million and $1,031 million for the third quarter and first nine months of 2018, respectively. In the first nine months of 2019, the company retired $543 million of fully amortized intangible assets, impacting both the gross carrying amount and accumulated amortization by this amount. In addition, in the first nine months of 2019, the company divested select intangible assets with a gross carrying amount of $317 million and $253 million of accumulated amortization.

Notes to Consolidated Financial Statements — (continued)

The amortization expense for each of the five succeeding years relating to intangible assets currently recorded in the Consolidated Statement of Financial Position is estimated to be the following at September 30, 2019:

	Capitalized	Acquired
(Dollars in millions)	Software	Intangibles	Total
2019 (for Q4)	$149	$473	$623
2020	471	1,850	2,321
2021	296	1,745	2,041
2022	66	1,681	1,748
2023	1	1,367	1,368

Goodwill

The change in the goodwill balances by segment, for the nine months ended September 30, 2019 and for the year ended December 31, 2018 are as follows:

					Foreign
					Currency
			Purchase		Translation
(Dollars in millions)	Balance	Goodwill	Price		And Other	Balance
Segment	1/1/2019	Additions	Adjustments	Divestitures	Adjustments*	9/30/2019
Cloud & Cognitive Software	$24,594	$18,399	$0	$—	$(174)	$42,819
Global Business Services	4,711	1,059	1	(1)	(76)	5,694
Global Technology Services	3,988	3,119	—	—	(41)	7,066
Systems	1,847	525	—	—	(1)	2,372
Other — divested businesses	1,126	—	—	(1,126)	—	—
Total	$36,265	$23,102	$1	$(1,126)	$(291)	$57,951

* Primarily driven by foreign currency translation.

					Foreign
					Currency
			Purchase		Translation
(Dollars in millions)	Balance	Goodwill	Price		And Other	Balance
Segment	1/1/2018	Additions	Adjustments	Divestitures	Adjustments**	12/31/2018
Cloud & Cognitive Software*	$24,973	$9	$0	$(1)	$(388)	$24,594
Global Business Services*	4,782	24	(3)	—	(92)	4,711
Global Technology Services*	4,044	—	0	—	(56)	3,988
Systems	1,862	—	0	—	(15)	1,847
Other — divested businesses*	1,127	1	0	0	(2)	1,126
Total	$36,788	$34	$(3)	$(1)	$(553)	$36,265

*   Recast to conform to 2019 presentation.

** Primarily driven by foreign currency translation.

Goodwill additions recorded in the first nine months of 2019 are related to the acquisition of Red Hat during the third quarter of 2019. For additional information on this transaction, see note 11, “Acquisitions/Divestitures.”

There were no goodwill impairment losses recorded during the first nine months of 2019 or full year 2018 and the company has no accumulated impairment losses.

Purchase price adjustments recorded in the first nine months of 2019 and full year 2018 were related to acquisitions that were still subject to the measurement period that ends at the earlier of 12 months from the acquisition date or when

Notes to Consolidated Financial Statements — (continued)

information becomes available. Net purchase price adjustments recorded during the first nine months of 2019 and full year 2018 were not material.

13. Borrowings:

Short-Term Debt

	At September 30,	At December 31,
(Dollars in millions)	2019	2018
Commercial paper	$2,988	$2,995
Short-term loans	395	161
Long-term debt — current maturities	5,147	7,051
Total	$8,530	$10,207

The weighted-average interest rate for commercial paper at September 30, 2019 and December 31, 2018 was 1.9 percent and 2.5 percent, respectively. The weighted-average interest rate for short-term loans was 2.5 percent and 4.3 percent at September 30, 2019 and December 31, 2018, respectively.

Notes to Consolidated Financial Statements — (continued)

Long-Term Debt

Pre-Swap Borrowing

		Balance	Balance
(Dollars in millions)	Maturities	9/30/2019	12/31/2018
U.S. dollar debt (weighted-average interest rate at September 30, 2019):*
8.4%	2019	$752	$5,465
2.4%	2020	4,333	4,344
2.7%	2021	8,527	5,529
2.7%	2022	6,305	3,536
3.2%	2023	2,391	2,428
3.2%	2024	5,061	2,037
6.8%	2025	624	600
3.3%	2026	4,350	1,350
4.7%	2027	969	969
6.5%	2028	313	313
3.5%	2029	3,250	—
3.7%	2030	33	32
5.9%	2032	600	600
8.0%	2038	83	83
4.5%	2039	2,745	745
4.0%	2042	1,107	1,107
7.0%	2045	27	27
4.7%	2046	650	650
4.3%	2049	3,000	—
7.1%	2096	316	316
		$45,438	$30,131
Other currencies (weighted-average interest rate at September 30, 2019, in parentheses):*
Euros (1.3%)	2019–2031	$15,022	$10,011
Pound sterling (2.7%)	2020–2025	1,346	1,338
Japanese yen (0.2%)	2022–2026	1,347	1,325
Other (6.2%)	2020–2022	360	391
		$63,512	$43,196
Less: net unamortized discount		890	802
Less: net unamortized debt issuance costs		148	76
Add: fair value adjustment**		470	337
		$62,944	$42,656
Less: current maturities		5,147	7,051
Total		$57,797	$35,605

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

Pre-swap annual contractual obligations of long-term debt outstanding at September 30, 2019, are as follows:

(Dollars in millions)	Total
2019 (for Q4)	$1,949
2020	7,352
2021	9,741
2022	7,121
2023	5,278
2024 and beyond	32,071
Total	$63,512

Interest on Debt

(Dollars in millions)
For the nine months ended September 30:	2019	2018
Cost of financing	$483	$568
Interest expense	990	530
Interest capitalized	5	3
Total interest paid and accrued	$1,478	$1,101

Lines of Credit

On July 18, 2019, the company extended the maturity date of its existing $10.25 billion Five-Year Credit Agreement. In addition, the company and IBM Credit LLC entered into a new $2.5 billion 364-day Credit Agreement to replace the existing $2.5 billion 364-day Credit Agreement, and also extended the maturity date of the existing $2.5 billion Three-Year Credit Agreement. The new maturity dates for the Three-Year and Five-Year Credit Agreements are July 20, 2022 and July 20, 2024, respectively. Each of the facility sizes remain unchanged. As of September 30, 2019, there were no borrowings by the company, or its subsidiaries, under the Credit Facilities.

Notes to Consolidated Financial Statements — (continued)

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

The company records a provision with respect to a claim, suit, investigation or proceeding when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Any recorded liabilities, including any changes to such liabilities for the quarter ended September 30, 2019 were not material to the Consolidated Financial Statements.

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

Notes to Consolidated Financial Statements — (continued)

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

On May 13, 2010, IBM and the State of Indiana (acting on behalf of the Indiana Family and Social Services Administration) sued one another in a dispute over a 2006 contract regarding the modernization of social service program processing in Indiana. After six weeks of trial, on July 18, 2012, the Indiana Superior Court in Marion County rejected the State’s claims in their entirety and awarded IBM $52 million plus interest and costs. On February 13, 2014, the Indiana Court of Appeals reversed portions of the trial judge’s findings, found IBM in material breach, and ordered the case remanded to the trial judge to determine the State’s damages, if any. The Indiana Court of Appeals also affirmed approximately $50 million of the trial court’s award of damages to IBM. On March 22, 2016, the Indiana Supreme Court affirmed the outcome of the Indiana Court of Appeals and remanded the case to the Indiana Superior Court. On August 7, 2017, the Indiana Superior Court awarded the State $128 million, which it then offset against IBM’s previously affirmed award of $50 million, resulting in a $78 million award to the State, plus interest. On September 28, 2018, the Indiana Court of Appeals affirmed the Superior Court’s $78 million award to the State, but reversed the Superior Court by awarding IBM interest on its previously affirmed $50 million award. On June 26, 2019, the Indiana Supreme Court reversed the Court of Appeals regarding the time at which the award of interest to IBM began to run, but otherwise affirmed the Superior Court’s and the Court of Appeals’ awards. The sole matter remaining is the determination of the parties’ respective interest awards.

On March 9, 2017, the Commonwealth of Pennsylvania’s Department of Labor and Industry sued IBM in Pennsylvania state court regarding a 2006 contract for the development of a custom software system to manage the Commonwealth’s unemployment insurance benefits programs. The matter is pending in a Pennsylvania court.

In December 2017, CIS General Insurance Limited (CISGIL) sued IBM UK regarding a contract entered into by IBM UK and CISGIL in 2015 to implement and operate an IT insurance platform. The contract was terminated by IBM UK in July 2017 for non-payment by CISGIL. CISGIL alleges wrongful termination, breach of contract and breach of warranty. The matter is pending in the London High Court with trial scheduled for 2020.

Following the 2017 final judgment of the Appeal Court in London holding that IBM UK acted lawfully in 2010 in closing its UK defined benefit plans to future accruals for most participants and in implementing a new retirement policy, the Employment Tribunal in Southampton UK is expected to address approximately 290 individual actions alleging constructive dismissal and age discrimination brought against IBM UK in 2010 by employees who left the company at that time. The individual actions were previously stayed. The parties have an agreement to settle substantially all of the cases.

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

Notes to Consolidated Financial Statements — (continued)

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

15. Commitments:

The company’s extended lines of credit to third-party entities include unused amounts of $3,060 million and $7,368 million at September 30, 2019 and December 31, 2018, respectively. A portion of these amounts was available to the company’s business partners to support their working capital needs. The decrease reflects the company’s wind down of its OEM IT commercial financing operations. In addition, the company has committed to provide future financing to its clients in connection with client purchase agreements for approximately $5,003 million and $4,432 million at September 30, 2019 and December 31, 2018, respectively.

The company has applied the guidance requiring a guarantor to disclose certain types of guarantees, even if the likelihood of requiring the guarantor’s performance is remote. The following is a description of arrangements in which the company is the guarantor.

The company is a party to a variety of agreements pursuant to which it may be obligated to indemnify the other party with respect to certain matters. Typically, these obligations arise in the context of contracts entered into by the company, under which the company customarily agrees to hold the party harmless against losses arising from a breach of representations and covenants related to such matters as title to the assets sold, certain intellectual property rights, specified environmental matters, third-party performance of nonfinancial contractual obligations and certain income taxes. In each of these circumstances, payment by the company is conditioned on the other party making a claim pursuant to the procedures specified in the particular contract, the procedures of which typically allow the company to challenge the other party’s claims. While typically indemnification provisions do not include a contractual maximum on the company’s payment, the company’s obligations under these agreements may be limited in terms of time and/or nature of claim, and in some instances, the company may have recourse against third parties for certain payments made by the company.

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

In addition, the company guarantees certain loans and financial commitments. The maximum potential future payment under these financial guarantees was $23 million and $26 million at September 30, 2019 and December 31, 2018, respectively. The fair value of the guarantees recognized in the Consolidated Statement of Financial Position is not material.

Notes to Consolidated Financial Statements — (continued)

Changes in the company’s warranty liability for standard warranties and deferred income for extended warranty are presented in the following tables.

Standard Warranty Liability

(Dollars in millions)	2019	2018
Balance at January 1	$118	$152
Current period accruals	66	84
Accrual adjustments to reflect actual experience	(1)	(31)
Charges incurred	(86)	(93)
Balance at September 30	$98	$112

Extended Warranty Liability

(Dollars in millions)	2019	2018
Aggregate deferred revenue at January 1	$533	$566
Revenue deferred for new extended warranty contracts	124	138
Amortization of deferred revenue	(194)	(178)
Other*	(8)	(12)
Aggregate deferred revenue at September 30	$455	$514
Current portion	$226	$242
Noncurrent portion	$230	$273

* Other primarily consists of foreign currency translation adjustments.

Notes to Consolidated Financial Statements — (continued)

16. Earnings Per Share of Common Stock:

The following tables provide the computation of basic and diluted earnings per share of common stock for the three and nine months ended September 30, 2019 and 2018.

	For the Three Months Ended
	September 30, 2019	September 30, 2018
Number of shares on which basic earnings per share is calculated:
Weighted-average shares outstanding during period	886,018,372	911,152,848
Add — Incremental shares under stock-based compensation plans	5,368,268	2,566,139
Add — Incremental shares associated with contingently issuable shares	1,453,105	1,493,644
Number of shares on which diluted earnings per share is calculated	892,839,745	915,212,631

Income from continuing operations (millions)	$1,673	$2,692
Income/(loss) from discontinued operations, net of tax (millions)	(1)	2
Net income on which basic earnings per share is calculated (millions)	$1,672	$2,694

Income from continuing operations (millions)	$1,673	$2,692
Net income applicable to contingently issuable shares (millions)	—	—
Income from continuing operations on which diluted earnings per share is calculated (millions)	$1,673	$2,692
Income/(loss) from discontinued operations, net of tax, on which basic and diluted earnings per share is calculated (millions)	(1)	2
Net income on which diluted earnings per share is calculated (millions)	$1,672	$2,694

Earnings/(loss) per share of common stock:
Assuming dilution
Continuing operations	$1.87	$2.94
Discontinued operations	0.00	0.00
Total	$1.87	$2.94
Basic
Continuing operations	$1.89	$2.95
Discontinued operations	0.00	0.00
Total	$1.89	$2.95

Stock options to purchase 761,659 shares and 388,335 shares were outstanding as of September 30, 2019 and 2018, respectively, but were not included in the computation of diluted earnings per share because the options' exercise price during the respective period was greater than the average market price of the common shares, and, therefore, the effect would have been antidilutive.

Notes to Consolidated Financial Statements — (continued)

	For the Nine Months Ended
	September 30, 2019	September 30, 2018
Number of shares on which basic earnings per share is calculated:
Weighted-average shares outstanding during period	887,291,199	915,632,501
Add — Incremental shares under stock-based compensation plans	4,007,433	3,000,429
Add — Incremental shares associated with contingently issuable shares	1,228,726	1,373,960
Number of shares on which diluted earnings per share is calculated	892,527,357	920,006,890

Income from continuing operations (millions)	$5,766	$6,770
Income/(loss) from discontinued operations, net of tax (millions)	(5)	7
Net income on which basic earnings per share is calculated (millions)	$5,761	$6,777

Income from continuing operations (millions)	$5,766	$6,770
Net income applicable to contingently issuable shares (millions)	0	(1)
Income from continuing operations on which diluted earnings per share is calculated (millions)	$5,766	$6,769
Income/(loss) from discontinued operations, net of tax, on which basic and diluted earnings per share is calculated (millions)	(5)	7
Net income on which diluted earnings per share is calculated (millions)	$5,762	$6,776

Earnings/(loss) per share of common stock:
Assuming dilution
Continuing operations	$6.46	$7.36
Discontinued operations	(0.01)	0.01
Total	$6.45	$7.37
Basic
Continuing operations	$6.50	$7.39
Discontinued operations	(0.01)	0.01
Total	$6.49	$7.40

Stock options to purchase 886,899 shares and 264,628 shares (average of first, second and third quarter share amounts) were outstanding as of September 30, 2019 and 2018, respectively, but were not included in the computation of diluted earnings per share because the options' exercise price during the respective period was greater than the average market price of the common shares, and, therefore, the effect would have been antidilutive.

17. Subsequent Events:

On October 29, 2019, the company announced that the Board of Directors approved a quarterly dividend of $1.62 per common share. The dividend is payable December 10, 2019 to shareholders of record on November 8, 2019.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019

Snapshot

Financial Results Summary — Three Months Ended September 30:

			Yr. to Yr.
			Percent/
(Dollars and shares in millions except per share amounts)			Margin
For the three months ended September 30:	2019	2018	Change**
Revenue	$18,028	$18,756	(3.9)	%*
Gross profit margin	46.2%	46.9%	(0.7)	pts.
Total expense and other (income)	$6,813	$5,807	17.3%
Income from continuing operations before income taxes	$1,522	$2,996	(49.2)%
Provision for/(benefit from) income taxes from continuing operations	$(151)	$304	nm
Income from continuing operations	$1,673	$2,692	(37.8)%
Income from continuing operations margin	9.3%	14.4%	(5.1)	pts.
Net income	$1,672	$2,694	(37.9)%
Earnings per share from continuing operations - assuming dilution	$1.87	$2.94	(36.4)%
Weighted-average shares outstanding - assuming dilution	892.8	915.2	(2.4)%

*	(2.6) percent adjusted for currency.

** 2019 results were impacted by Red Hat purchase accounting and acquisition-related activity.

nm - not meaningful

Organization of Information:

On July 9, 2019, the company acquired 100 percent of the outstanding shares of Red Hat, Inc. (Red Hat). Red Hat is reported within the Cloud & Cognitive Software segment, in Cloud & Data Platforms. The consolidated financial results at and as of the three and nine months ended September 30, 2019 reflect the impacts of the acquisition on IBM; including: recognition of goodwill, intangible assets and related amortization and deferred tax liabilities, along with other purchase accounting adjustments including a deferred revenue fair value adjustment. The Consolidated Statement of Earnings for the three and nine months ended September 30, 2019 includes impacts from these purchase accounting adjustments, higher interest expense, transaction-related costs and other acquisition-related activities. Refer to note 11, “Acquisitions/Divestitures” for additional information.

Effective with the first quarter of 2019, the company made a number of changes to its organizational structure and management system. As a result of these changes, the company revised its reportable segments. There was no change to the company’s Consolidated Financial Statements. Refer to note 8, “Segments” for additional information on the company’s reportable segments. The periods presented in this Form 10-Q are reported on a comparable basis. The company provided recast historical segment information reflecting these changes in a Form 8-K dated April 4, 2019.

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

Management Discussion – (continued)

used for countries where the functional currency is the local currency. Generally, when the dollar either strengthens or weakens against other currencies, the growth at constant currency rates or adjusting for currency will be higher or lower than growth reported at actual exchange rates. Refer to “Currency Rate Fluctuations” for additional information.

Revenue Adjusted for Divested Businesses and Constant Currency:

To provide better transparency on the recurring performance of the ongoing business, the company provides revenue growth rates excluding divested businesses and at constant currency. These divested businesses are included in the company’s Other segment.

Operating (non-GAAP) Earnings:

In an effort to provide better transparency into the operational results of the business, supplementally, the company separates business results into operating and non-operating categories. Operating earnings from continuing operations is a non-GAAP measure that excludes the effects of certain acquisition-related charges, intangible asset amortization expense resulting from basis differences on equity method investments, retirement-related costs and discontinued operations and their related tax impacts. Due to the unique, non-recurring nature of the enactment of the U.S. Tax Cuts and Jobs Act (U.S. tax reform), the company characterizes the one-time provisional charge recorded in the fourth quarter of 2017 and adjustments to that charge as non-operating. Adjustments include true-ups, accounting elections, any changes to regulations, laws, audit adjustments, etc. that affect the recorded one-time charge. For acquisitions, operating (non-GAAP) earnings exclude the amortization of purchased intangible assets and acquisition-related charges such as in-process research and development, transaction costs, applicable retention, restructuring and related expenses, tax charges related to acquisition integration and pre-closing charges, such as financing costs. These charges are excluded as they may be inconsistent in amount and timing from period to period and are significantly impacted by the size, type and frequency of the company’s acquisitions. All other spending for acquired companies is included in both earnings from continuing operations and in operating (non-GAAP) earnings. Throughout the Management Discussion, the impact of acquisitions over the prior 12-month period may be a driver of higher expense year to year. For retirement-related costs, the company characterizes certain items as operating and others as non-operating, consistent with GAAP. The company includes defined benefit plan and nonpension postretirement benefit plan service costs, multi-employer plan costs and the cost of defined contribution plans in operating earnings. Non-operating retirement-related costs include defined benefit plan and nonpension postretirement benefit plan amortization of prior service costs, interest cost, expected return on plan assets, amortized actuarial gains/losses, the impacts of any plan curtailments/settlements and pension insolvency costs and other costs. Non-operating retirement-related costs are primarily related to changes in pension plan assets and liabilities which are tied to financial market performance, and the company considers these costs to be outside of the operational performance of the business.

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

Management Discussion – (continued)

The following table provides the company’s operating (non-GAAP) earnings for the third quarter of 2019 and 2018.

			Yr. to Yr.
(Dollars in millions except per share amounts)			Percent
For the three months ended September 30:	2019	2018	Change**
Net income as reported	$1,672	$2,694	(37.9)%
Income/(loss) from discontinued operations, net of tax	(1)	2	nm
Income from continuing operations	$1,673	$2,692	(37.8)%
Non-operating adjustments (net of tax):
Acquisition-related charges	586	153	281.9
Non-operating retirement-related costs/(income)	130	289	(55.1)
U.S. tax reform charges	5	—	nm
Operating (non-GAAP) earnings*	$2,394	$3,134	(23.6)%
Diluted operating (non-GAAP) earnings per share	$2.68	$3.42	(21.6)%
*	Refer to page 102 for a more detailed reconciliation of net income to operating earnings.

** 2019 results were impacted by Red Hat purchase accounting and acquisition-related activity.

nm - not meaningful

Financial Performance Summary — Three Months Ended September 30:

In the third quarter of 2019, the company reported $18.0 billion in revenue, $1.7 billion in income from continuing operations and operating (non-GAAP) earnings of $2.4 billion, resulting in diluted earnings per share from continuing operations of $1.87 as reported and $2.68 on an operating (non-GAAP) basis. The company also generated $3.6 billion in cash from operations, $1.8 billion in free cash flow and delivered shareholder returns of $1.6 billion in dividends and gross common stock repurchases. These results reflect solid performance in the key high-value areas of data and AI, security, cloud and digital. The company continued to bring new innovations to the market, launching the new z15 mainframe and containerizing its software portfolio. The combination of IBM and Red Hat will help accelerate clients’ cloud journeys and Red Hat contributed to strong third-quarter revenue performance within the Cloud & Cognitive Software segment.

Total consolidated revenue decreased 3.9 percent as reported and 3 percent adjusted for currency compared to the prior year; excluding divested businesses, revenue declined 1.9 percent as reported and 1 percent adjusted for currency. Cloud & Cognitive Software increased 6.4 percent as reported and 8 percent adjusted for currency. Cloud & Data Platforms including Red Hat grew 17.2 percent (19 percent adjusted for currency) and Cognitive Applications grew 4.5 percent (6 percent adjusted for currency); partially offset by a decline in Transaction Processing Platforms of 4.8 percent (4 percent adjusted for currency). Global Business Services (GBS) increased 1.0 percent as reported and 2 percent adjusted for currency led by Consulting which grew 3.8 percent (5 percent adjusted for currency) driven by next generation application offerings. Global Technology Services (GTS) decreased 5.6 percent as reported (4 percent adjusted for currency), with declines in Infrastructure & Cloud Services and Technology Support Services. While there was continued growth in services that help clients move and manage cloud workloads, overall performance was impacted by lower in-period revenue from client business volumes. Systems decreased 14.7 percent as reported (14 percent adjusted for currency) primarily reflecting the back end of the z14 product cycle. IBM Z declined 20.6 percent (20 percent adjusted for currency) year to year due to the z14 cycle with the new z15 shipments beginning the last week of September. Storage Systems decreased 5.5 percent (4 percent adjusted for currency) and Power Systems declined 27.5 percent (27 percent adjusted for currency) compared with strong performance in the prior year.

Total cloud revenue of $5.0 billion in the third quarter of 2019 grew 11 percent as reported and 12 percent adjusted for currency. Over the trailing 12 months, total cloud revenue was $20.0 billion, up 5 percent (8 percent adjusted for currency) year to year.

Management Discussion – (continued)

From a geographic perspective, Americas revenue declined 3.8 percent year to year as reported (3 percent adjusted for currency). Europe/Middle East/Africa (EMEA) decreased 6.0 percent (2 percent adjusted for currency) and Asia Pacific declined 1.0 percent year to year as reported (2 percent adjusted for currency).

Total consolidated gross margin of 46.2 percent decreased 0.7 points year to year, primarily due to acquisition- related activity for Red Hat (including the deferred revenue adjustment, amortization of intangibles and retention costs) and from the businesses divested in the second quarter, partially offset by improvements in operating leverage. Operating (non-GAAP) gross margin of 47.4 percent was flat versus the prior year, primarily driven by the same factors as above, excluding the amortization of intangibles.

Total expense and other (income) increased 17.3 percent in the third quarter of 2019 versus the prior year primarily driven by higher spending including Red Hat, investments in software and systems innovation, and lower intellectual income (IP) income, partially offset by lower non-operating retirement-related costs and divested businesses. Total operating (non-GAAP) expense and other (income) increased 15.9 percent year to year, driven primarily by the higher spending described above.

Pre-tax income from continuing operations of $1.5 billion decreased 49.2 percent and the pre-tax margin was 8.4 percent, a decrease of 7.5 points versus the prior-year period. This decline was primarily driven by the purchase accounting deferred revenue adjustment (lower revenue without an equivalent adjustment to cost and expense) and the acquisition-related activity. The continuing operations effective tax rate for the third quarter of 2019 was (9.9) percent, a decrease of 20.1 points compared to the third quarter of 2018. The year-to-year decrease was primarily driven by a benefit from the realization of a tax only capital loss in a subsidiary (10.7 points), an increase in tax benefits attributable to audit activity (4.3 points), as well as a benefit due to the mix of geographic income year to year (5.0 points), primarily driven by Red Hat. Net income of $1.7 billion decreased 37.9 percent and the net income margin was 9.3 percent, a decrease of 5.1 points year to year.

Operating (non-GAAP) pre-tax income from continuing operations of $2.4 billion decreased 33.4 percent year to year and the operating (non-GAAP) pre-tax margin from continuing operations decreased 5.9 points to 13.3 percent. The operating (non-GAAP) tax rate for the third quarter of 2019 was 0.1 percent, a decrease of 12.7 points compared to the third quarter of 2018. The change in the operating (non-GAAP) tax rate was primarily driven by the same factors mentioned above. Operating (non-GAAP) income from continuing operations of $2.4 billion decreased 23.6 percent with an operating (non-GAAP) income margin from continuing operations of 13.3 percent, down 3.4 points year to year.

Diluted earnings per share from continuing operations of $1.87 in the third quarter of 2019 decreased 36.4 percent and operating (non-GAAP) diluted earnings per share of $2.68 decreased 21.6 percent versus the third quarter of 2018. In the third quarter of 2019, the company repurchased 0.8 million shares of its common stock at a cost of $0.1 billion and had $2.0 billion remaining in the current share repurchase authorization at September 30, 2019. The company suspended its share repurchase program at the time of the Red Hat closing.

The company generated $3.6 billion in cash flow provided by operating activities, a decrease of $0.6 billion compared to the third quarter of 2018. In the third quarter of 2019, investing activities were a net use of cash of $30.4 billion compared to $3.0 billion in the prior year, primarily driven by cash used for the Red Hat acquisition. Financing activities were a use of cash of $8.2 billion in the third quarter of 2019 compared to $0.4 billion in the prior year. The $7.7 billion increase in financing cash outflows year to year was driven by net cash related to debt transactions. In the third quarter of 2019, there was a net payment of debt of $6.6 billion versus $1.6 billion of net issuances in the prior year.

The company expects GAAP earnings per share from continuing operations of at least $10.58 and continues to expect operating (non-GAAP) earnings of at least $12.80 per diluted share for 2019. The company continues to expect free cash flow to be approximately $12 billion in 2019. Refer to the Liquidity and Capital Resources section for additional information on this non-GAAP measure. Refer to the Looking Forward section for additional information on the company’s expectations.

Management Discussion – (continued)

Financial Results Summary —Nine Months Ended September 30:

			Yr. to Yr.
			Percent/
(Dollars and shares in millions except per share amounts)			Margin
For the nine months ended September 30:	2019	2018	Change**
Revenue	$55,370	$57,830	(4.3)	%*
Gross profit margin	45.9%	45.4%	0.5	pts.
Total expense and other (income)	$19,215	$19,341	(0.7)%
Income from continuing operations before income taxes	$6,173	$6,908	(10.6)%
Provision for/(benefit from) income taxes from continuing operations	$407	$138	195.0%
Income from continuing operations	$5,766	$6,770	(14.8)%
Income from continuing operations margin	10.4%	11.7%	(1.3)	pts.
Net income	$5,761	$6,777	(15.0)%
Earnings per share from continuing operations - assuming dilution	$6.46	$7.36	(12.2)%
Weighted-average shares outstanding - assuming dilution	892.5	920.0	(3.0)%

	At 9/30/2019	At 12/31/2018
Assets	$149,620	$123,382	21.3%
Liabilities	$131,524	$106,452	23.6%
Equity	$18,096	$16,929	6.9%
*	(1.7) percent adjusted for currency.
**	2019 results were impacted by Red Hat purchase accounting and acquisition-related activity.

The following table provides the company’s operating (non-GAAP) earnings for the first nine months of 2019 and 2018.

			Yr. to Yr.
(Dollars in millions except per share amounts)			Percent
For the nine months ended September 30:	2019	2018	Change**
Net income as reported	$5,761	$6,777	(15.0)%
Income/(loss) from discontinued operations, net of tax	(5)	7	nm
Income from continuing operations	$5,766	$6,770	(14.8)%
Non-operating adjustments (net of tax):
Acquisition-related charges	967	478	102.4
Non-operating retirement-related costs/(income)	338	900	(62.5)
U.S. tax reform charges	160	93	71.5
Operating (non-GAAP) earnings*	$7,230	$8,241	(12.3)%
Diluted operating (non-GAAP) earnings per share	$8.10	$8.96	(9.6)%
*	Refer to page 103 for a more detailed reconciliation of net income to operating earnings.
**	2019 results were impacted by Red Hat purchase accounting and acquisition-related activity.

nm - not meaningful

Financial Performance Summary —Nine Months Ended September 30:

In the first nine months of 2019, the company reported $55.4 billion in revenue, $5.8 billion in income from continuing operations and operating (non-GAAP) earnings of $7.2 billion, resulting in diluted earnings per share from continuing operations of $6.46 as reported and $8.10 on an operating (non-GAAP) basis. The company also generated $11.3 billion in cash from operations, $5.9 billion in free cash flow and delivered shareholder returns of $5.6 billion in dividends and gross common stock repurchases.

Management Discussion – (continued)

Total consolidated revenue decreased 4.3 percent as reported and 2 percent adjusted for currency compared to the prior year; excluding divested businesses, revenue declined 3.3 percent and 1 percent adjusted for currency. Cloud & Cognitive Software increased 2.7 percent as reported and 5 percent adjusted for currency. Cloud & Data Platforms grew 6.7 percent as reported and 9 percent adjusted for currency, Cognitive Applications increased 3.0 percent as reported and 5 percent adjusted for currency, while Transaction Processing Platforms declined 2.0 percent as reported but was flat adjusted for currency. GBS grew 0.5 percent as reported and 3 percent adjusted for currency led by Consulting which grew 3.8 percent (6 percent adjusted for currency). GTS decreased 6.6 percent as reported (4 percent adjusted for currency), with declines in Infrastructure & Cloud Services and Technology Support Services. Systems decreased 15.7 percent year to year as reported (14 percent adjusted for currency), with declines across all major business lines within the segment including IBM Z which decreased 34.7 percent (34 percent adjusted for currency) reflecting product cycle dynamics. Total cloud revenue of $14.3 billion in the first nine months of 2019 grew 6 percent as reported and 9 percent adjusted for currency.

From a geographic perspective, Americas revenue declined 3.6 percent year to year as reported (3 percent adjusted for currency). Europe/Middle East/Africa (EMEA) decreased 5.7 percent (flat adjusted for currency). Asia Pacific declined 3.5 percent year to year as reported (2 percent adjusted for currency).

The consolidated gross margin of 45.9 percent increased 0.5 points year to year, and the operating (non-GAAP) gross margin of 46.5 percent increased 0.6 points versus the prior year. The improved margins in the first nine months of 2019 reflect the actions the company has taken to focus on higher value and portfolio optimization while also driving productivity and operational efficiency, partially offset by impacts from the Red Hat acquisition.

Total expense and other (income) decreased 0.7 percent in the first nine months of 2019 compared to the prior year. The year-to-year performance was driven by lower non-operating retirement-related costs (4 points), the impact of currency (4 points) and gains from divestitures (3 points), partially offset by higher spending including Red Hat (6 points), amortization of acquired intangible assets and other non-operating activity related to the Red Hat acquisition (3 points) and a decrease in IP income (2 points). Total operating (non-GAAP) expense and other (income) increased 0.7 percent year to year, driven primarily by the same factors excluding the non-operating retirement-related costs and the amortization of acquired intangible assets and other non-operating activity related to the Red Hat acquisition.

Pre-tax income from continuing operations of $6.2 billion decreased 10.6 percent and the pre-tax margin was 11.1 percent, a decrease of 0.8 points versus 2018. Similar to the three months ended September 30, 2019, the nine month period was also impacted by the deferred revenue purchase accounting adjustment and Red Hat acquisition-related activity. The continuing operations effective tax rate for the first nine months of 2019 was 6.6 percent, an increase of 4.6 points compared to the first nine months of 2018. The year-to-year change was primarily driven by a reduced benefit related to audit activity compared to the prior year. Net income of $5.8 billion decreased 15.0 percent and the net income margin was 10.4 percent, down 1.3 points year to year. Operating (non-GAAP) pre-tax income from continuing operations of $7.8 billion decreased 10.4 percent year to year and the operating (non-GAAP) pre-tax margin from continuing operations decreased 1.0 point to 14.1 percent. The operating (non-GAAP) tax rate for the first nine months of 2019 was 7.4 percent, an increase of 2.0 points compared to the first nine months of 2018. The change in the operating (non-GAAP) tax rate was primarily driven by the same factors mentioned above. Operating (non-GAAP) income from continuing operations of $7.2 billion decreased 12.3 percent with an operating (non-GAAP) income margin from continuing operations of 13.1 percent, down 1.2 points year to year.

Diluted earnings per share from continuing operations of $6.46 in the first nine months of 2019 decreased 12.2 percent and operating (non-GAAP) diluted earnings per share of $8.10 decreased 9.6 percent versus the first nine months of 2018. In the first nine months of 2019, the company repurchased 10.0 million shares of its common stock at a cost of $1.3 billion.

At September 30, 2019, the balance sheet remained strong with the flexibility to support the business. Cash, restricted cash and marketable securities at quarter end were $11.0 billion, a decrease of $1.3 billion from December 31,

Management Discussion – (continued)

2018. Although debt balances have increased since year-end 2018 driven by new issuances to finance the acquisition of Red Hat, the company reduced debt by $6.7 billion since June 30, 2019.

Key drivers in the balance sheet and total cash flows were:

Total assets increased $26.2 billion ($28.1 billion adjusted for currency) from December 31, 2018 driven by:

●	Increases in goodwill of $21.7 billion and intangible assets of $12.5 billion primarily associated with the acquisition of Red Hat; and

●	An increase in operating right-of-use assets of $4.9 billion resulting from the adoption of the new leasing standard on January 1, 2019; partially offset by

●	A decrease in financing receivables of $11.5 billion primarily due to the wind down of OEM IT commercial financing operations.

Total liabilities increased $25.1 billion ($26.5 billion adjusted for currency) from December 31, 2018 driven by:

●	An increase in total debt of $20.5 billion primarily driven by new issuances to finance the Red Hat acquisition; and

●	An increase in operating lease liabilities of $5.2 billion resulting from the adoption of the new leasing standard.

Total equity of $18.1 billion increased $1.2 billion from December 31, 2018 as a result of:

●	Increases from net income of $5.8 billion and retirement related plans of $1.1 billion; partially offset by

●	Decreases from dividends of $4.3 billion and gross share repurchases of $1.3 billion.

The company generated $11.3 billion in cash flow provided by operating activities, an increase of $0.2 billion compared to the first nine months of 2018, driven primarily by an increase in cash provided by financing receivables ($0.8 billion). In the first nine months of 2019, investing activities were a net use of cash of $27.1 billion compared to $5.4 billion in the prior year. The year-to-year increase was driven by an increase in cash used for acquisitions ($32.5 billion); partially offset by an increase in cash provided by non-operating finance receivables ($5.7 billion) and a decrease in cash used for net purchases of marketable securities and other investments ($3.1 billion). In the first nine months of 2019, financing activities were a source of cash of $14.7 billion compared to a use of cash of $5.9 billion in the first nine months of 2018. The $20.6 billion increase in financing cash flows year to year was driven by an increase in net cash sourced from debt transactions ($19.6 billion) primarily driven by a higher level of issuances to finance the Red Hat acquisition.

Third Quarter and First Nine Months in Review

Results of Continuing Operations

Segment Details

The following is an analysis of the third quarter and first nine months of 2019 versus the third quarter and first nine months of 2018 reportable segment external revenue and gross margin results. Segment pre-tax income includes

Management Discussion – (continued)

transactions between segments that are intended to reflect an arm’s-length transfer price and excludes certain unallocated corporate items.

						Yr. to Yr.
						Percent
				Yr. to Yr.		Change
(Dollars in millions)				Percent/Margin		Adjusted For
For the three months ended September 30:	2019	2018		Change		Currency
Revenue:
Cloud & Cognitive Software	$5,280	$4,962	*	6.4%		7.8%
Gross margin	74.1%	76.1	%*	(2.1)	pts.**
Global Business Services	4,117	4,076	*	1.0%		2.2%
Gross margin	31.1%	30.0	%*	1.1	pts.
Global Technology Services	6,700	7,101	*	(5.6)%		(4.1)%
Gross margin	35.8%	37.0	%*	(1.2)	pts.
Systems	1,481	1,736		(14.7)%		(13.8)%
Gross margin	52.6%	52.7%		(0.0)	pts.
Global Financing	343	388		(11.7)%		(10.7)%
Gross margin	36.9%	26.3%		10.6	pts.
Other	107	493	*	(78.3)%		(78.0)%
Gross margin	(152.2)%	31.8	%*	(184.0)	pts.
Total consolidated revenue	$18,028	$18,756		(3.9)%		(2.6)%
Total consolidated gross profit	$8,336	$8,803		(5.3)	%**
Total consolidated gross margin	46.2%	46.9%		(0.7)	pts.
Non-operating adjustments:
Amortization of acquired intangible assets	196	96		105.3%
Acquisition-related charges	13	—		nm
Operating (non-GAAP) gross profit	$8,545	$8,899		(4.0)	%**
Operating (non-GAAP) gross margin	47.4%	47.4%		(0.0)	pts.
*	Recast to reflect segment changes.
**	2019 results were impacted by Red Hat purchase accounting and acquisition-related activity.

nm - not meaningful

Management Discussion – (continued)

						Yr. to Yr.
						Percent
				Yr. to Yr.		Change
(Dollars in millions)				Percent/Margin		Adjusted For
For the nine months ended September 30:	2019	2018		Change		Currency
Revenue:
Cloud & Cognitive Software	$15,962	$15,548	*	2.7%		4.9%
Gross margin	75.5%	76.8	%*	(1.2)	pts.
Global Business Services	12,391	12,326	*	0.5%		3.3%
Gross margin	27.8%	26.5	%*	1.3	pts.
Global Technology Services	20,412	21,846	*	(6.6)%		(3.6)%
Gross margin	34.6%	34.3	%*	0.4	pts.
Systems	4,562	5,412		(15.7)%		(14.1)%
Gross margin	51.1%	49.3%		1.7	pts.
Global Financing	1,100	1,188		(7.4)%		(5.0)%
Gross margin	35.6%	29.1%		6.4	pts.
Other	944	1,511	*	(37.5)%		(35.8)%
Gross margin	10.8%	36.4	%*	(25.6)	pts.
Total consolidated revenue	$55,370	$57,830		(4.3)%		(1.7)%
Total consolidated gross profit	$25,388	$26,249		(3.3)%
Total consolidated gross margin	45.9%	45.4%		0.5	pts.
Non-operating adjustments:
Amortization of acquired intangible assets	346	283		22.2%
Acquisition-related charges	13	—		nm
Operating (non-GAAP) gross profit	$25,747	$26,531		(3.0)%
Operating (non-GAAP) gross margin	46.5%	45.9%		0.6	pts.

* Recast to reflect segment changes.

nm - not meaningful

Cloud & Cognitive Software

				Yr. to Yr.
				Percent
			Yr. to Yr.	Change
(Dollars in millions)			Percent	Adjusted For
For the three months ended September 30:	2019	2018*	Change	Currency**
Cloud & Cognitive Software external revenue:	$5,280	$4,962	6.4%	7.8%
Cognitive Applications	$1,383	$1,324	4.5%	5.6%
Cloud & Data Platforms	2,308	1,968	17.2	18.8
Transaction Processing Platforms	1,589	1,669	(4.8)	(3.5)

*   Recast to reflect segment changes.

**	2019 results were impacted by Red Hat purchase accounting.

				Yr. to Yr.
				Percent
			Yr. to Yr.	Change
(Dollars in millions)			Percent	Adjusted For
For the nine months ended September 30:	2019	2018*	Change	Currency**
Cloud & Cognitive Software external revenue:	$15,962	$15,548	2.7%	4.9%
Cognitive Applications	$4,145	$4,023	3.0%	4.9%
Cloud & Data Platforms	6,398	5,997	6.7	9.0
Transaction Processing Platforms	5,419	5,528	(2.0)	0.4

*  Recast to reflect segment changes.

** 2019 results were impacted by Red Hat purchase accounting.

Management Discussion – (continued)

Cloud & Cognitive Software revenue of $5,280 million increased 6.4 percent as reported (8 percent adjusted for currency) in the third quarter of 2019 compared to the prior year. This growth was driven by Cognitive Applications and Cloud & Data Platforms, which includes Red Hat, partially offset by a decline in Transaction Processing Platforms, as reported and adjusted for currency. For the first nine months of the year, Cloud & Cognitive Software revenue of $15,962 million grew 2.7 percent as reported (5 percent adjusted for currency.) There was year-to-year growth in Cloud & Data Platforms, driven primarily by the contribution from Red Hat in the third quarter, and Cognitive Applications, as reported and adjusted for currency. Transaction Processing Platforms decreased 2.0 percent as reported, but grew slightly adjusted for currency.

Cognitive Applications includes software that addresses vertical and domain-specific solutions, increasingly infused with AI. This includes areas such as health, financial services, Internet of Things (IoT) solutions, The Weather Company and security software and services. In the third quarter, Cognitive Applications revenue of $1,383 million grew 4.5 percent as reported (6 percent adjusted for currency) compared to the prior year, driven by double-digit growth in Security software and services, and in industry verticals such as the Internet of Things (IoT). The Security performance included continued strong results in threat management software and services offerings. Within IoT, there was good performance across the portfolio as the business continued to invest in new offerings and industry-specifc solutions.

Cloud & Data Platforms includes distributed middleware and data platform software critical for orchestration and integration of multicloud environments, inclusive of public and private clouds, including Red Hat Enterprise Linux (RHEL) and OpenShift running on open source hybrid, multicloud platforms. This business also includes product areas such as WebSphere distributed, analytics platform software (e.g., DB2 distributed, information integration, and enterprise content management) and IoT, Blockchain and AI platforms. The company has innovated in containerizing its software and introduced CloudPaks standardizing on OpenShift as the container platform. Cloud & Data Platforms third-quarter revenue of $2,308 million increased 17.2 percent as reported (19 percent adjusted for currency) compared to the prior year as the company began to execute on the combined Red Hat and IBM hybrid cloud strategy.

Transaction Processing Platforms includes software that supports client mission critical on-premise workloads, including transaction processing software as well as analytics and integration software running on IBM operating systems. In the third quarter, Transaction Processing Platforms revenue of $1,589 million decreased 4.8 percent as reported (4 percent adjusted for currency) compared to the prior year. Although much of this business is annuity-based, the year-to-year decline in the third quarter revenue reflects the timing of larger transactions that are tied to client buying cycles.

Within Cloud & Cognitive Software, cloud revenue of $1.1 billion grew 61 percent as reported (63 percent adjusted for currency) in the third quarter of 2019. For the first nine months of 2019, cloud revenue of $2.6 billion grew 24 percent as reported (26 percent adjusted for currency).

			Yr. to Yr.
			Percent/
(Dollars in millions)			Margin
For the three months ended September 30:	2019	2018*	Change**
Cloud & Cognitive Software:
External gross profit	$3,910	$3,778	3.5%
External gross profit margin	74.1%	76.1%	(2.1)	pts.
Pre-tax income	$1,283	$2,050	(37.4)%
Pre-tax margin	21.5%	35.7%	(14.2)	pts.
*	Recast to reflect segment changes.

** 2019 results were impacted by Red Hat purchase accounting and acquisition-related activity.

Management Discussion – (continued)

			Yr. to Yr.
			Percent/
(Dollars in millions)			Margin
For the nine months ended September 30:	2019	2018*	Change**
Cloud & Cognitive Software:
External gross profit	$12,056	$11,936	1.0%
External gross profit margin	75.5%	76.8%	(1.2)	pts.
Pre-tax income	$5,052	$5,760	(12.3)%
Pre-tax margin	27.9%	31.9%	(4.0)	pts.

*  Recast to reflect segment changes.

** 2019 results were impacted by Red Hat purchase accounting and acquisition-related activity.

Cloud & Cognitive Software gross profit margin decreased 2.1 points to 74.1 percent in the third quarter of 2019 compared to the prior year, driven by portfolio mix and margin declines in software and services. For the first nine months of 2019, gross profit margin decreased 1.2 points to 75.5 percent, driven by the same factors.

In the third quarter, pre-tax income of $1,283 million decreased 37.4 percent compared to the prior year. The pre-tax margin decreased 14.2 points to 21.5 percent in the third quarter, driven primarily by the purchase accounting impacts from the Red Hat acquisition. For the first nine months of the year, pre-tax income of $5,052 million decreased 12.3 percent compared to the prior year and the pre-tax margin decreased 4.0 points to 27.9 percent. The year-to-year margin decline in the first nine months of 2019 as compared to the same period in 2018 reflects the acquisition of Red Hat, ongoing investments in key strategic areas and a lower impact of IP partnership agreements in the first nine months of 2019.

Global Business Services

					Yr. to Yr.
					Percent
				Yr. to Yr.	Change
(Dollars in millions)				Percent	Adjusted For
For the three months ended September 30:	2019	2018		Change	Currency
Global Business Services external revenue:	$4,117	$4,076	*	1.0%	2.2%
Consulting	$1,973	$1,900		3.8%	4.9%
Application Management	1,897	1,915		(1.0)	0.2
Global Process Services	247	260	*	(5.1)	(3.2)

* Recast to reflect segment changes.

					Yr. to Yr.
					Percent
				Yr. to Yr.	Change
(Dollars in millions)				Percent	Adjusted For
For the nine months ended September 30:	2019	2018		Change	Currency
Global Business Services external revenue:	$12,391	$12,326	*	0.5%	3.3%
Consulting	$5,915	$5,698		3.8%	6.3%
Application Management	5,724	5,863		(2.4)	0.6
Global Process Services	752	765	*	(1.7)	1.7

* Recast to reflect segment changes.

Global Business Services revenue of $4,117 million increased 1.0 percent as reported and 2 percent adjusted for currency in the third quarter of 2019 compared to the prior year, driven primarily by strong performance in Consulting. For the first nine months of the year, Global Business Services revenue of $12,391 million increased 0.5 percent as reported and 3 percent adjusted for currency. This growth demonstrates GBS’ ability to bring together deep industry

Management Discussion – (continued)

expertise and technology to provide clients a holistic approach to de-risk and orchestrate their digital transformation journey.

In the third quarter, Consulting revenue of $1,973 million grew 3.8 percent as reported and 5 percent adjusted for currency, driven primarily by growth in offerings that address cognitive technology, application modernization, and next-generation enterprise applications, such as S4/Hana, and Salesforce.

Application Management revenue of $1,897 million declined 1.0 percent as reported, but was flat adjusted for currency compared to the third-quarter 2018, driven primarily by growth in application modernization offerings. Cloud application offerings help clients to implement cloud-centric architectures to modernize and automate their application portfolio. As the company has been standardizing on Red Hat OpenShift as the preferred development platform, there was early progress in synergies in the quarter.

Global Process Services third-quarter revenue of $247 million decreased 5.1 percent as reported and 3 percent adjusted for currency.

Within GBS, cloud revenue of $1.3 billion grew 8 percent as reported (10 percent adjusted for currency) in the third quarter of 2019. For the first nine months of the year, cloud revenue of $3.8 billion grew 13 percent as reported (17 percent adjusted for currency).

			Yr. to Yr.
			Percent/
(Dollars in millions)			Margin
For the three months ended September 30:	2019	2018*	Change
Global Business Services:
External gross profit	$1,282	$1,224	4.8%
External gross profit margin	31.1%	30.0%	1.1	pts.
Pre-tax income	$573	$566	1.2%
Pre-tax margin	13.7%	13.6%	0.1	pts.

* Recast to reflect segment changes.

			Yr. to Yr.
			Percent/
(Dollars in millions)			Margin
For the nine months ended September 30:	2019	2018*	Change
Global Business Services:
External gross profit	$3,439	$3,263	5.4%
External gross profit margin	27.8%	26.5%	1.3	pts.
Pre-tax income	$1,188	$1,063	11.7%
Pre-tax margin	9.4%	8.5%	1.0	pts.

* Recast to reflect segment changes.

GBS third-quarter gross profit margin of 31.1 percent grew 1.1 points on a year-to-year basis, driven by the continued mix shift to higher-value offerings, the yield from delivery improvement, productivity, and utilization initiatives and a currency benefit from leveraging the global delivery resource model. Pre-tax income increased to $573 million and pre-tax margin of 13.7 percent was flat year to year in the third quarter of 2019 compared to the prior year. For the first nine months of the year, pre-tax income of $1,188 million increased 11.7 percent and the pre-tax margin increased 1.0 points to 9.4 percent. The pre-tax margin for the first nine months of 2019 included a lower level of workforce rebalancing charges year to year.

Management Discussion – (continued)

Global Technology Services

					Yr. to Yr.
					Percent
				Yr. to Yr.	Change
(Dollars in millions)				Percent	Adjusted For
For the three months ended September 30:	2019	2018		Change	Currency
Global Technology Services external revenue:	$6,700	$7,101	*	(5.6)%	(4.1)%
Infrastructure & Cloud Services	$5,071	$5,393	*	(6.0)%	(4.5)%
Technology Support Services	1,629	1,707		(4.6)	(3.1)

* Recast to reflect segment changes.

					Yr. to Yr.
					Percent
				Yr. to Yr.	Change
(Dollars in millions)				Percent	Adjusted For
For the nine months ended September 30:	2019	2018		Change	Currency
Global Technology Services external revenue:	$20,412	$21,846	*	(6.6)%	(3.6)%
Infrastructure & Cloud Services	$15,454	$16,608	*	(6.9)%	(4.0)%
Technology Support Services	4,958	5,239		(5.4)	(2.2)

* Recast to reflect segment changes.

Global Technology Services revenue of $6,700 million declined 5.6 percent as reported (4 percent adjusted for currency) in the third quarter of 2019 compared to the prior year. There was continued growth in services that help clients move and manage workloads. However, performance in the segment reflects lower in-period revenue from client business volumes in certain markets and some multi-national clients. Although these lower volumes impact near-term revenue and profit, the business had good long-term signings and a solid pipeline of future deals that will deliver productivity to clients. For the first nine months of the year, Global Technology Services revenue of $20,412 million declined 6.6 percent as reported (4 percent adjusted for currency).

In the third quarter, Infrastructure & Cloud Services revenue of $5,071 million decreased 6.0 percent as reported (4 percent adjusted for currency) compared to the prior-year period. Revenue was impacted by certain contracts that are tied to customers’ own business volumes which were lower year to year in certain markets and some multi-national clients. Enterprises are in the initial phases of modernizing their core infrastructures to hybrid multicloud infrastructures. GTS is continuing to shift its portfolio to capture this opportunity and investing in cloud capabilities, while de-emphasizing and exiting certain lower value offerings. Growth in cloud signings reflects the business’s re-alignment of its offerings across the clients’ cloud lifecycle journey of Advise, Move, Build and Manage, infusing offerings with IP and leveraging Red Hat’s capabilities. The business continues to expand its cloud availability zones and data centers. Cloud now comprises over 40 percent of the GTS outsourcing backlog. Technology Support Services third-quarter revenue of $1,629 million decreased 4.6 percent as reported (3 percent adjusted for currency) due primarily to hardware cycle dynamics.

Management Discussion – (continued)

Within GTS, cloud revenue of $2.1 billion grew 8 percent as reported (10 percent adjusted for currency) in the third quarter of 2019. For the first nine months of the year, cloud revenue of $6.2 billion grew 6 percent as reported (9 percent adjusted for currency).

			Yr. to Yr.
			Percent/
(Dollars in millions)			Margin
For the three months ended September 30:	2019	2018*	Change
Global Technology Services:
External gross profit	$2,400	$2,629	(8.7)%
External gross profit margin	35.8%	37.0%	(1.2)	pts.
Pre-tax income	$490	$607	(19.2)%
Pre-tax margin	7.0%	8.2%	(1.2)	pts.

* Recast to reflect segment changes.

			Yr. to Yr.
			Percent/
(Dollars in millions)			Margin
For the nine months ended September 30:	2019	2018*	Change
Global Technology Services:
External gross profit	$7,069	$7,484	(5.5)%
External gross profit margin	34.6%	34.3%	0.4	pts.
Pre-tax income	$1,000	$1,124	(11.0)%
Pre-tax margin	4.7%	5.0%	(0.3)	pts.

* Recast to reflect segment changes.

Global Technology Services gross profit margin decreased 1.2 points to 35.8 percent in the third quarter of 2019. Margin decline was primarily driven by the lower in-period client business volumes in the quarter. The business has not yet realized the cost benefits of workforce actions taken in the second-quarter 2019, but continues to scale its Agile services delivery model and is accelerating its use of AI and automation in delivery operations, including leveraging Red Hat’s Ansible platform, which is expected to increase delivery productivity. Third-quarter pre-tax income decreased to $490 million and pre-tax margin decreased 1.2 points to 7.0 percent, reflecting the decline in gross profit margin. For the first nine months of the year, pre-tax income of $1,000 million decreased 11.0 percent and pre-tax margin of 4.7 percent declined 0.3 points year to year, reflecting a higher level of workforce rebalancing charges year to year.

Services Backlog and Signings

				Yr. to Yr.
				Percent
			Yr. to Yr.	Change
	At September 30,	At September 30,	Percent	Adjusted For
(Dollars in billions)	2019	2018	Change	Currency
Total backlog	$107.6	$112.8	(4.7)%	(2.3)%

The estimated total services backlog at September 30, 2019 was $107.6 billion, a decrease of 4.7 percent as reported (2 percent adjusted for currency).

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

Management Discussion – (continued)

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

				Yr. to Yr.
				Percent
			Yr. to Yr.	Change
(Dollars in millions)			Percent	Adjusted For
For the three months ended September 30:	2019	2018	Change	Currency
Total signings	$9,047	$8,029	12.7%	14.7%

				Yr. to Yr.
				Percent
			Yr. to Yr.	Change
(Dollars in millions)			Percent	Adjusted For
For the nine months ended September 30:	2019	2018	Change	Currency
Total signings	$26,371	$28,865	(8.6)%	(6.0)%

Systems

				Yr. to Yr.
				Percent
			Yr. to Yr.	Change
(Dollars in millions)			Percent	Adjusted For
For the three months ended September 30:	2019	2018	Change	Currency
Systems external revenue:	$1,481	$1,736	(14.7)%	(13.8)%
Systems Hardware	$1,117	$1,339	(16.6)%	(15.8)%
IBM Z			(20.6)	(19.9)
Power Systems			(27.5)	(26.7)
Storage Systems			(5.5)	(4.5)
Operating Systems Software	364	397	(8.1)	(7.1)

Management Discussion – (continued)

				Yr. to Yr.
				Percent
			Yr. to Yr.	Change
(Dollars in millions)			Percent	Adjusted For
For the nine months ended September 30:	2019	2018	Change	Currency
Systems external revenue:	$4,562	$5,412	(15.7)%	(14.1)%
Systems Hardware	$3,358	$4,187	(19.8)%	(18.4)%
IBM Z			(34.7)	(33.8)
Power Systems			(7.7)	(5.8)
Storage Systems			(14.5)	(12.9)
Operating Systems Software	1,204	1,225	(1.7)	0.5

Systems revenue of $1,481 million decreased 14.7 percent as reported (14 percent adjusted for currency) in the third quarter of 2019 compared to the prior year. Systems Hardware revenue of $1,117 million decreased 16.6 percent as reported (16 percent adjusted for currency). The decline was across the product portfolio, but primarily reflects the back end of the z14 mainframe product cycle. The business continues to invest to bring new innovation across the platforms, and introduced the next generation of IBM Z and high-end storage in mid-September. Operating Systems Software revenue of $364 million decreased 8.1 percent as reported (7 percent adjusted for currency) compared to the prior year. For the first nine months of 2019, Systems revenue of $4,562 million decreased 15.7 percent as reported (14 percent adjusted for currency) compared to the first nine months of 2018, driven primarily by IBM Z and Storage Systems. Operating Systems Software revenue decreased 1.7 percent as reported, but increased 1 percent adjusted for currency.

IBM Z revenue declined 20.6 percent as reported (20 percent adjusted for currency) year to year, reflecting the end of the z14 product cycle in the current period compared to solid growth in the third-quarter 2018. The new z15 mainframe began to ship in the last week of the quarter with a good start to the cycle. The z15 mainframe’s capabilities extend the platform’s differentiation with encryption everywhere, cloud native (with the introduction of Red Hat OpenShift) and instant recovery. The z15 will offer clients improved productivity, security and efficiency.

Power Systems revenue decreased 27.5 percent as reported (27 percent adjusted for currency) year to year, as a result of strong performance in the third-quarter 2018 due to the introduction of mid-range and high-end POWER9 products and the roll-out of supercomputers to the U.S. Department of Energy labs.

Storage Systems revenue decreased 5.5 percent as reported (4 percent adjusted for currency), reflecting improvement in year-to-year performance compared to recent quarters, driven by the high-end products and growth in All Flash Array. In mid-September 2019, the company introduced the next generation, high-end storage system DS8900 which delivers comprehensive next-level cyber security, data availability and system resiliency, specifically designed for mission-critical hybrid multicloud environments.

In the third quarter, Operating Systems Software revenue of $364 million decreased 8.1 percent as reported (7 percent adjusted for currency) compared to the prior year. The decline was driven by a decrease in Power Systems and IBM Z operating system software.

Management Discussion – (continued)

Within Systems, cloud revenue of $0.5 billion declined 20 percent as reported (19 percent adjusted for currency) in the third quarter of 2019. For the first nine months of the year, cloud revenue of $1.6 billion declined 18 percent as reported (17 percent adjusted for currency).

			Yr. to Yr.
			Percent/
(Dollars in millions)			Margin
For the three months ended September 30:	2019	2018	Change
Systems:
External Systems Hardware gross profit	$478	$577	(17.1)%
External Systems Hardware gross profit margin	42.8%	43.1%	(0.2)	pts.
External Operating Systems Software gross profit	$301	$337	(10.7)%
External Operating Systems Software gross profit margin	82.6%	85.0%	(2.4)	pts.
External total gross profit	$779	$914	(14.7)%
External total gross profit margin	52.6%	52.7%	0.0	pts.
Pre-tax income	$39	$209	(81.3)%
Pre-tax margin	2.3%	10.9%	(8.6)	pts.

			Yr. to Yr.
			Percent/
(Dollars in millions)			Margin
For the nine months ended September 30:	2019	2018	Change
Systems:
External Systems Hardware gross profit	$1,322	$1,642	(19.5)%
External Systems Hardware gross profit margin	39.4%	39.2%	0.1	pts.
External Operating Systems Software gross profit	$1,008	$1,027	(1.8)%
External Operating Systems Software gross profit margin	83.7%	83.9%	(0.1)	pts.
External total gross profit	$2,330	$2,670	(12.7)%
External total gross profit margin	51.1%	49.3%	1.7	pts.
Pre-tax income	$(101)	$352	nm
Pre-tax margin	(2.0)%	5.9%	(7.9)	pts.

nm - not meaningful

Systems gross profit margin of 52.6 percent was flat in the third quarter of 2019 compared to the prior year, with margin expansion in Power Systems and Storage Systems. Systems Hardware margin of 42.8 percent was flat year to year. For the first nine months of 2019, Systems gross profit margin increased 1.7 points to 51.1 percent compared to the prior year, driven by actions taken in 2018 to better position the systems cost structure over the longer term. Systems Hardware gross profit margin was flat year to year, with margin improvement in Storage Systems, offset by declines in IBM Z and Power Systems.

In the third quarter of 2019, pre-tax income of $39 million declined 81.3 percent and pre-tax margin decreased 8.6 points year to year to 2.3 percent. The pre-tax margin was impacted by portfolio mix, the z14 product cycle and investments made to bring new hardware innovation to market. For the first nine months of 2019, Systems had a pre-tax loss of $101 million compared to pre-tax income of $352 million in the first nine months of the prior year. Pre-tax margin decreased 7.9 points year to year to (2.0) percent, primarily due to the same factors as the third quarter.

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

Management Discussion – (continued)

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

Results of Operations

			Yr. to Yr.
			Percent/
(Dollars in millions)			Margin
For the three months ended September 30:	2019	2018	Change
External revenue	$343	$388	(11.7)%
Internal revenue	302	338	(10.6)
Total revenue	$645	$726	(11.2)%
Pre-tax income	$275	$308	(10.8)%

			Yr. to Yr.
			Percent/
(Dollars in millions)			Margin
For the nine months ended September 30:	2019	2018	Change
External revenue	$1,100	$1,188	(7.4)%
Internal revenue	884	1,240	(28.7)
Total revenue	$1,983	$2,428	(18.3)%
Pre-tax income	$803	$1,042	(23.0)%

In the third quarter, Global Financing total revenue of $645 million declined 11.2 percent compared to the prior year. Internal revenue decreased 10.6 percent, driven by a decrease in internal financing (down 21.7 percent to $86 million) and internal used equipment sales (down 5.2 percent to $216 million). External revenue decreased 11.7 percent (11 percent adjusted for currency), due to a decrease in external financing (down 14.6 percent to $261 million) and external used equipment sales (down 1.0 percent to $81 million).

The decrease in total revenue in the first nine months of 2019 compared to the same period of 2018 was due to a decrease in internal revenue of 28.7 percent, driven by a decrease in internal used equipment sales (down 36.0 percent to $593 million) and internal financing (down 7.4 percent to $291 million). External revenue decreased 7.4 percent (5 percent adjusted for currency), driven by a decline in external used equipment sales (down 19.9 percent to $216 million) and external financing (down 3.7 percent to $884 million).

The decrease in internal financing revenue in the third quarter and the first nine months of 2019 compared to the same periods in 2018 was primarily due to lower average asset balances, partially offset by higher asset yields. The decrease in external financing revenue in the third quarter and the first nine months of 2019 compared to the same periods in 2018 reflects the company’s wind down of the OEM IT commercial financing operations.

Total sales of used equipment represented 46.1 percent of Global Financing’s revenue in the third quarter of 2019 compared to 42.7 percent in the third quarter of 2018. The increase was due to declines in internal and external financing revenue. Total sales of used equipment represented 40.8 percent of Global Financing’s revenue in the first nine months of 2019 compared to 49.2 percent in the first nine months of 2018. The decrease was due to lower volumes of both internal and external used equipment sales. The gross profit margin on used sales was 56.6 percent and 50.9 percent in the third quarter of 2019 and 2018, respectively, and 54.4 percent and 56.6 percent in the first nine months of 2019 and 2018, respectively.

Global Financing pre-tax income decreased 10.8 percent to $275 million in the third quarter of 2019 compared to the same period in 2018, due to lower gross profit of $45 million, partially offset by a decrease in expense of $12

Management Discussion – (continued)

million. Pre-tax income decreased 23.0 percent to $803 million in the first nine months of 2019, compared to the same period in 2018, due to lower gross profit of $344 million, partially offset by a decrease in expense of $104 million, which was driven by a decline in IBM shared expenses in line with the segment’s performance, a lower provision for credit losses and a gain from the sale of certain commercial financing capabilities in the first quarter of 2019.

Global Financing return on equity was 32.4 percent for the three months ended September 30, 2019, compared to 27.5 percent for the three months ended September 30, 2018. The increase was due to a lower average equity balance. Return on equity was 23.0 percent for the nine months ended September 30, 2019, compared to 30.5 percent for the nine months ended September 30, 2018. The decrease was driven by a decline in net income, which included higher tax expense in the first quarter of 2019 due to additional guidance issued by the U.S. Treasury regarding the U.S. tax reform repatriation tax. Refer to page 101 for the details of the after-tax income and return on equity calculation.

Geographic Revenue

In addition to the revenue presentation by reportable segment, the company also measures revenue performance on a geographic basis.

				Yr. to Yr.
				Percent
			Yr. to Yr.	Change
(Dollars in millions)			Percent	Adjusted For
For the three months ended September 30:	2019	2018	Change	Currency
Total Revenue	$18,028	$18,756	(3.9)%	(2.6)%
Americas	$8,514	$8,853	(3.8)%	(3.4)%
Europe/Middle East/Africa (EMEA)	5,477	5,827	(6.0)	(1.8)
Asia Pacific	4,036	4,076	(1.0)	(1.9)

				Yr. to Yr.
				Percent
			Yr. to Yr.	Change
(Dollars in millions)			Percent	Adjusted For
For the nine months ended September 30:	2019	2018	Change	Currency
Total Revenue	$55,370	$57,830	(4.3)%	(1.7)%
Americas	$25,813	$26,772	(3.6)%	(2.6)%
Europe/Middle East/Africa (EMEA)	17,354	18,410	(5.7)	(0.3)
Asia Pacific	12,203	12,648	(3.5)	(1.8)

Total revenue of $18,028 million decreased 3.9 percent as reported and 3 percent adjusted for currency in the third quarter compared to the prior year. Americas revenue of $8,514 million decreased 3.8 percent as reported and 3 percent adjusted for currency. EMEA revenue of $5,477 million decreased 6.0 percent as reported and 2 percent adjusted for currency. Asia Pacific revenue of $4,036 million decreased 1.0 percent as reported and 2 percent adjusted for currency.

Within Americas, the U.S. decreased 5.6 percent compared to the prior year. Canada increased 7.7 percent as reported and 9 percent adjusted for currency. Latin America decreased 1.2 percent as reported, but increased 2 percent adjusted for currency, with Brazil flat as reported and up 1 percent adjusted for currency.

In EMEA, Germany decreased 11.9 percent as reported (8 percent adjusted for currency), the U.K. declined 8.7 percent as reported (3 percent adjusted for currency) and France decreased 7.8 percent as reported (3 percent adjusted for currency). Italy decreased 3.1 percent as reported, but increased 2 percent adjusted for currency. The Middle East and Africa region decreased 6.0 percent as reported (5 percent adjusted for currency).

Within Asia Pacific, Japan increased 6.4 percent as reported (2 percent adjusted for currency) compared to the prior year. China decreased 17.0 percent as reported (15 percent adjusted for currency), Australia decreased 14.2 percent as reported (8 percent adjusted for currency), and India decreased 2.9 percent as reported (3 percent adjusted for currency).

Management Discussion – (continued)

Total revenue of $55,370 million decreased 4.3 percent as reported and 2 percent adjusted for currency in the first nine months of 2019 compared to the prior year. Americas revenue of $25,813 million decreased 3.6 percent as reported and 3 percent adjusted for currency. EMEA revenue of $17,354 million decreased 5.7 percent as reported and was flat adjusted for currency. Asia Pacific revenue of $12,203 million decreased 3.5 percent as reported and 2 percent adjusted for currency.

Within Americas, the U.S. decreased 4.4 percent compared to the prior year. Canada increased 4.0 percent as reported and 7 percent adjusted for currency. Latin America decreased 4.8 percent as reported, but increased 1 percent adjusted for currency, with Brazil down 10.0 percent as reported and 5 percent adjusted for currency.

In EMEA, Germany declined 9.6 percent as reported (4 percent adjusted for currency) and France decreased 8.9 percent as reported (3 percent adjusted for currency). The U.K. decreased 3.1 percent as reported, but increased 3 percent adjusted for currency. Italy declined 2.8 percent as reported, but increased 3 percent adjusted for currency. The Middle East and Africa region decreased 5.5 percent as reported and 3 percent adjusted for currency.

Within Asia Pacific, Japan increased 3.4 percent as reported (3 percent adjusted for currency) compared to the prior year. China decreased 14.1 percent as reported (11 percent adjusted for currency), Australia declined 15.7 percent as reported (9 percent adjusted for currency), and India decreased 9.1 percent as reported (5 percent adjusted for currency).

Expense

Total Expense and Other (Income)

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended September 30:	2019	2018	Change*
Total consolidated expense and other (income)	$6,813	$5,807	17.3%
Non-operating adjustments:
Amortization of acquired intangible assets	$(277)	$(112)	147.9%
Acquisition-related charges	(241)	(2)	nm
Non-operating retirement-related (costs)/income	(145)	(389)	(62.6)
Operating (non-GAAP) expense and other (income)	$6,150	$5,304	15.9%
Total consolidated expense-to-revenue ratio	37.8%	31.0%	6.8	pts.
Operating (non-GAAP) expense-to-revenue ratio	34.1%	28.3%	5.8	pts.

* 2019 results were impacted by Red Hat purchase accounting and acquisition-related activity.

nm - not meaningful

			Yr. to Yr.
(Dollars in millions)			Percent
For the nine months ended September 30:	2019	2018	Change*
Total consolidated expense and other (income)	$19,215	$19,341	(0.7)%
Non-operating adjustments:
Amortization of acquired intangible assets	$(470)	$(331)	42.2%
Acquisition-related charges	(383)	(3)	nm
Non-operating retirement-related (costs)/income	(419)	(1,185)	(64.6)
Operating (non-GAAP) expense and other (income)	$17,942	$17,822	0.7%
Total consolidated expense-to-revenue ratio	34.7%	33.4%	1.3	pts.
Operating (non-GAAP) expense-to-revenue ratio	32.4%	30.8%	1.6	pts.

* 2019 results were impacted by Red Hat purchase accounting and acquisition-related activity.

nm - not meaningful

The following Red Hat-related expenses are included in the current period, with no corresponding expense in the prior-year periods: Red Hat operational spending, interest expense from debt issuances to fund the acquisition and other

Management Discussion – (continued)

acquisition-related activity, including: amortization of acquired intangible assets, retention and legal and advisory fees associated with the transaction.

Total expense and other (income) increased 17.3 percent in the third quarter of 2019 versus the prior year primarily driven by higher spending including Red Hat, investments in software and systems innovation, and lower IP income, partially offset by lower non-operating retirement-related costs and divested businesses. Total operating (non-GAAP) expense and other (income) increased 15.9 percent year to year, driven primarily by the higher spending described above.

For additional information regarding total expense and other (income) for both expense presentations, see the following analyses by category.

Selling, General and Administrative Expense

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended September 30:	2019	2018	Change
Selling, general and administrative expense:
Selling, general and administrative — other	$4,183	$3,805	9.9%
Advertising and promotional expense	381	323	18.1
Workforce rebalancing charges	24	26	(8.8)
Amortization of acquired intangible assets	276	110	150.0
Stock-based compensation	147	95	54.0
Bad debt expense	14	4	273.0
Total consolidated selling, general and administrative expense	$5,024	$4,363	15.1%
Non-operating adjustments:
Amortization of acquired intangible assets	$(276)	$(110)	150.0%
Acquisition-related charges	(175)	(2)	nm
Operating (non-GAAP) selling, general and administrative expense	$4,573	$4,251	7.6%

nm — not meaningful

			Yr. to Yr.
(Dollars in millions)			Percent
For the nine months ended September 30:	2019	2018	Change
Selling, general and administrative expense:
Selling, general and administrative — other	$12,566	$12,295	2.2%
Advertising and promotional expense	1,234	1,131	9.1
Workforce rebalancing charges	538	590	(8.7)
Amortization of acquired intangible assets	468	329	42.2
Stock-based compensation	313	264	18.8
Bad debt expense	51	56	(10.0)
Total consolidated selling, general and administrative expense	$15,171	$14,665	3.5%
Non-operating adjustments:
Amortization of acquired intangible assets	$(468)	$(329)	42.2%
Acquisition-related charges	(256)	(3)	nm
Operating (non-GAAP) selling, general and administrative expense	$14,447	$14,333	0.8%

nm — not meaningful

Total selling, general and administrative (SG&A) expense increased 15.1 percent in the third quarter of 2019 versus the prior year driven primarily by the following factors:

Management Discussion – (continued)

●	Higher spending (8 points) driven by Red Hat spending (10 points); and
●	Higher acquisition-related charges and amortization of acquired intangible assets associated with the Red Hat transaction (8 points); partially offset by
●	The effects of currency (2 points).

Operating (non-GAAP) expense increased 7.6 percent year to year primarily driven by the same factors excluding the acquisition-related charges and amortization of acquired intangible assets associated with the Red Hat transaction.

SG&A expense increased 3.5 percent in the first nine months of 2019 versus the prior year driven primarily by the the following factors:

●	Higher spending (4 points) driven by Red Hat spending (3 points); and
●	Higher acquisition-related charges and amortization of acquired intangible assets associated with the Red Hat transaction (2 points); partially offset by
●	The effects of currency (2 points).

Operating (non-GAAP) expense increased 0.8 percent year to year, primarily driven by the same factors excluding the acquisition-related charges and amortization of acquired intangible assets associated with the Red Hat transaction.

Bad debt expense decreased $6 million year to year in the first nine months of 2019. The receivables provision coverage was 1.9 percent at September 30, 2019, an increase of 30 basis points from December 31, 2018 and unchanged from September 30, 2018.

Research, Development and Engineering

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended September 30:	2019	2018	Change
Research, development and engineering expense	$1,553	$1,252	24.1%
Non-operating adjustment:
Acquisition-related charges	$(53)	$—	nm
Operating (non-GAAP) research, development and engineering expense	$1,500	$1,252	19.8%

nm — not meaningful

			Yr. to Yr.
(Dollars in millions)			Percent
For the nine months ended September 30:	2019	2018	Change
Research, development and engineering expense	$4,393	$4,021	9.3%
Non-operating adjustment:
Acquisition-related charges	$(53)	$—	nm
Operating (non-GAAP) research, development and engineering expense	$4,340	$4,021	7.9%

nm — not meaningful

Management Discussion – (continued)

Research, development and engineering (RD&E) expense was 8.6 percent and 7.9 percent of revenue in the third quarter and first nine months of 2019, respectively, compared to 6.7 percent and 7.0 percent in the prior-year periods, respectively.

RD&E expense in the third quarter of 2019 increased 24.1 percent year to year primarily driven by:

●	Higher spending (21 points) including Red Hat spending (16 points); and
●	Higher acquisition-related charges associated with the Red Hat transaction (4 points); partially offset by
●	The effects of currency (1 point).

Operating (non-GAAP) expense increased 19.8 percent year to year primarily driven by the same factors excluding acquisition-related charges associated with the Red Hat transaction.

RD&E expense in the first nine months of 2019 increased 9.3 percent year to year primarily driven by:

●	Higher spending (9 points) including investment in the z15 and Red Hat spending in the third quarter (5 points); and
●	Higher acquisition-related charges associated with the Red Hat transaction (1 point); partially offset by
●	The effects of currency (1 point).

Operating (non-GAAP) expense increased 7.9 percent year to year primarily driven by the same factors excluding acquisition-related charges associated with the Red Hat transaction.

Intellectual Property and Custom Development Income

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended September 30:	2019	2018	Change
Intellectual Property and Custom Development Income:
Licensing of intellectual property including royalty-based fees	$93	$200	(53.6)%
Custom development income	62	66	(7.4)
Sales/other transfers of intellectual property	11	8	32.7
Total	$166	$275	(39.8)%

			Yr. to Yr.
(Dollars in millions)			Percent
For the nine months ended September 30:	2019	2018	Change
Intellectual Property and Custom Development Income:
Licensing of intellectual property including royalty-based fees	$287	$630	(54.5)%
Custom development income	174	200	(12.9)
Sales/other transfers of intellectual property	28	12	121.6
Total	$489	$842	(42.0)%

Licensing of intellectual property including royalty-based fees decreased 53.6 percent and 54.5 percent year to year in the third quarter and first nine months of 2019, respectively. This was primarily due to a decline in new partnership agreements compared to the third quarter and first nine months of 2018. The timing and amount of licensing, sales or other transfers of IP may vary significantly from period to period depending upon the timing of licensing agreements, economic conditions, industry consolidation and the timing of new patents and know-how development.

Management Discussion – (continued)

Other (Income) and Expense

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended September 30:	2019	2018	Change
Other (income) and expense:
Foreign currency transaction losses/(gains)	$(597)	$(76)	689.5%
(Gains)/losses on derivative instruments	561	63	790.3
Interest income	(63)	(70)	(9.3)
Net (gains)/losses from securities and investment assets	(3)	(8)	(69.5)
Retirement-related costs/(income)	145	389	(62.6)
Other	(74)	(23)	222.3
Total consolidated other (income) and expense	$(31)	$275	nm
Non-operating adjustments:
Amortization of acquired intangible assets	$(1)	$(1)	(50.0)%
Acquisition-related charges	10	—	nm
Non-operating retirement-related (costs)/income	(145)	(389)	(62.6)
Operating (non-GAAP) other (income) and expense	$(166)	$(115)	44.6%

nm - not meaningful

			Yr. to Yr.
(Dollars in millions)			Percent
For the nine months ended September 30:	2019	2018	Change
Other (income) and expense:
Foreign currency transaction losses/(gains)	$(598)	$(349)	71.3%
(Gains)/losses on derivative instruments	358	449	(20.2)
Interest income	(301)	(187)	61.0
Net (gains)/losses from securities and investment assets	(26)	(89)	(71.3)
Retirement-related costs/(income)	419	1,185	(64.6)
Other	(703)	(42)	nm
Total consolidated other (income) and expense	$(850)	$968	nm
Non-operating adjustments:
Amortization of acquired intangible assets	$(2)	$(1)	50.0%
Acquisition-related charges	154	—	nm
Non-operating retirement-related (costs)/income	(419)	(1,185)	(64.6)
Operating (non-GAAP) other (income) and expense	$(1,118)	$(219)	410.6%

nm - not meaningful

Total consolidated other (income) and expense was income of $31 million in the third quarter of 2019 compared to expense of $275 million in the prior year. The year-to-year change was primarily driven by:

●	Lower non-operating retirement-related costs ($244 million). Refer to “Retirement-Related Plans” for additional information; and
●	Higher gains reflected in other from divestitures ($72 million).

Operating (non-GAAP) other (income) and expense was $166 million of income in the third quarter of 2019 and increased $51 million compared to the prior-year period. The year-to-year change was driven primarily by the higher gains from divestitures described above.

Management Discussion – (continued)

Total consolidated other (income) and expense was income of $850 million in the first nine months of 2019 compared to expense of $968 million in the prior year. The year-to-year change was primarily driven by:

●	Lower non-operating retirement-related costs ($766 million). Refer to “Retirement-Related Plans” for additional information;
●	Higher gains reflected in other from divestitures ($650 million); and
●	Net exchange gains (including derivative instruments) in the current year versus net exchange losses (including derivative instruments) in the prior year ($340 million). The company’s hedging programs help mitigate currency impacts in the Consolidated Statement of Earnings.

Operating (non-GAAP) other (income) and expense was $1,118 million of income in the first nine months of 2019 compared to income of $219 million in the prior year. The year-to-year change was driven primarily by the dynamics described above, excluding the lower non-operating retirement-related costs.

Interest Expense

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended September 30:	2019	2018	Change
Interest expense	$432	$191	125.7%
Non-operating adjustment:
Acquisition-related charges	$(24)	$—	nm
Operating (non-GAAP) interest expense	$408	$191	113.2%

nm - not meaningful

			Yr. to Yr.
(Dollars in millions)			Percent
For the nine months ended September 30:	2019	2018	Change
Interest expense	$990	$530	86.9%
Non-operating adjustment:
Acquisition-related charges	$(228)	$—	nm
Operating (non-GAAP) interest expense	$762	$530	43.9%

nm - not meaningful

Interest expense increased $241 million and $460 million year to year in the third quarter and first nine months of 2019, respectively. Interest expense is presented in cost of financing in the Consolidated Statement of Earnings if the related external borrowings are to support the Global Financing external business. Overall interest expense (excluding capitalized interest) for the third quarter and first nine months of 2019 was $572 million and $1,473 million, respectively, an increase of $188 million and $376 million versus the comparable prior-year periods, primarily driven by a higher average debt balance and higher average interest rates in the current year as the company issued debt to finance the Red Hat acquisition.

Operating (non-GAAP) interest expense increased $217 million and $232 million year to year in the third quarter and first nine months of 2019, respectively, and excludes the Red Hat pre-closing debt financing costs. Interest expense, post-Red Hat closing is included in operating (non-GAAP) interest expense.

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

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended September 30:	2019	2018	Change
Retirement-related plans — cost:
Service cost	$97	$109	(11.0)%
Multi-employer plans	10	9	12.4
Cost of defined contribution plans	260	247	5.1
Total operating costs/(income)	$367	$365	0.5%
Interest cost	$721	$677	6.5%
Expected return on plan assets	(1,042)	(1,007)	3.5
Recognized actuarial losses	455	731	(37.7)
Amortization of prior service costs/(credits)	(3)	(18)	(82.7)
Curtailments/settlements	3	2	101.5
Other costs	11	5	130.4
Total non-operating costs/(income)	$145	$389	(62.6)%
Total retirement-related plans — cost	$512	$754	(32.1)%

			Yr. to Yr.
(Dollars in millions)			Percent
For the nine months ended September 30:	2019	2018	Change
Retirement-related plans — cost:
Service cost	$290	$323	(10.2)%
Multi-employer plans	26	29	(8.4)
Cost of defined contribution plans	761	763	(0.3)
Total operating costs/(income)	$1,078	$1,115	(3.4)%
Interest cost	$2,172	$2,053	5.8%
Expected return on plan assets	(3,139)	(3,047)	3.0
Recognized actuarial losses	1,366	2,212	(38.2)
Amortization of prior service costs/(credits)	(9)	(55)	(83.8)
Curtailments/settlements	7	7	(0.2)
Other costs	22	16	38.2
Total non-operating costs/(income)	$419	$1,185	(64.6)%
Total retirement-related plans — cost	$1,497	$2,300	(34.9)%

Total pre-tax retirement-related plan cost decreased by $242 million compared to the third quarter of 2018, driven by a decrease in recognized actuarial losses ($276 million), primarily due to the change in the amortization period in the U.S. Qualified Personal Pension Plan and higher expected return on plan assets ($35 million), partially offset by higher interest costs ($44 million). Total cost for the first nine months of 2019 decreased $803 million versus the first nine months of 2018, driven by a decrease in recognized actuarial losses ($846 million) primarily due to the amortization period change and higher expected return on plan assets ($92 million); partially offset by higher interest costs ($120 million).

As described in the “Operating (non-GAAP) Earnings” section, the company characterizes certain retirement-related costs as operating and others as non-operating. Utilizing this characterization, operating retirement-related costs in the

Management Discussion – (continued)

third quarter of 2019 were $367 million, an increase of $2 million compared to the third quarter of 2018. Non-operating costs of $145 million in the third quarter of 2019 decreased $244 million year to year, driven primarily by lower recognized actuarial losses ($276 million) and a higher expected return on plan assets ($35 million), partially offset by higher interest costs ($44 million). For the first nine months of 2019, operating retirement-related costs were $1,078 million, a decrease of $38 million and non-operating costs were $419 million, a decrease of $766 million compared to the prior year, driven primarily by the same factors as above.

Taxes

The continuing operations effective tax rate for the third quarter of 2019 was (9.9) percent, a decrease of 20.1 points compared to the third quarter of 2018. The continuing operations effective tax rate for the first nine months of 2019 was 6.6 percent, an increase of 4.6 points compared to the first nine months of 2018. The operating (non-GAAP) tax rate for the third quarter of 2019 was 0.1 percent, a decrease of 12.7 points compared to the third quarter of 2018. The operating (non-GAAP) tax rate for the first nine months of 2019 was 7.4 percent, an increase of 2.0 points compared to the first nine months of 2018.

The decrease in the continuing operations effective tax rate in the third quarter of 2019 was primarily driven by a benefit from the realization of a tax only capital loss in a subsidiary (10.7 points), an increase in tax benefits attributable to audit activity (4.3 points), as well as a benefit due to the mix of geographic income year to year (5.0 points), primarily driven by Red Hat. The change in the continuing operations tax rate for the first nine months of 2019 compared to 2018 was primarily driven by reduced benefit related to audit activity (4.6 points). The change in the operating (non-GAAP) tax rate was primarily driven by the same factors.

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

The amount of unrecognized tax benefits at September 30, 2019 is $6,899 million which can be reduced by $600 million of offsetting tax benefits associated with timing adjustments, U.S. tax credits, potential transfer pricing adjustments, and state income taxes. The net amount of $6,299 million, if recognized, would favorably affect the company’s effective tax rate.

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

Management Discussion – (continued)

			Yr. to Yr.
			Percent
For the three months ended September 30:	2019	2018	Change
Earnings per share of common stock from continuing operations:
Assuming dilution	$1.87	$2.94	(36.4)%
Basic	$1.89	$2.95	(35.9)%
Diluted operating (non-GAAP)	$2.68	$3.42	(21.6)%
Weighted-average shares outstanding: (in millions)
Assuming dilution	892.8	915.2	(2.4)%
Basic	886.0	911.2	(2.8)%

			Yr. to Yr.
			Percent
For the nine months ended September 30:	2019	2018	Change
Earnings per share of common stock from continuing operations:
Assuming dilution	$6.46	$7.36	(12.2)%
Basic	$6.50	$7.39	(12.0)%
Diluted operating (non-GAAP)	$8.10	$8.96	(9.6)%
Weighted-average shares outstanding: (in millions)
Assuming dilution	892.5	920.0	(3.0)%
Basic	887.3	915.6	(3.1)%

Actual shares outstanding at September 30, 2019 were 885.6 million. The weighted-average number of common shares outstanding assuming dilution during the third quarter and first nine months of 2019 were 22.4 million (2.4 percent) and 27.5 million (3.0 percent) shares lower than the same periods of 2018. The decreases were primarily the result of the common stock repurchase program.

Financial Position

Dynamics

At September 30, 2019, the balance sheet remained strong with flexibility to support the business. Cash, restricted cash and marketable securities at quarter end were $10,957 million. The company continues to manage the investment portfolio to meet its capital preservation and liquidity objectives. Total debt of $66,327 million at September 30, 2019 increased $20,515 million from December 31, 2018, driven by new debt issuances of $26,263 million to primarily fund the Red Hat acquisition; partially offset by debt maturities of $5,376 million. Within total debt, $23,078 million is in support of the Global Financing business. In the first nine months of 2019, the company generated $11,319 million in net cash from operations, compared to $11,128 million in the first nine months of 2018. The company has consistently generated strong cash flows from operations and continues to have access to additional sources of liquidity through the capital markets and its credit facilities. The strong free cash flow generated by the company, portfolio actions taken and the suspension of share repurchases position IBM to return to its target leverage ratios within a couple of years. Through disciplined financial management, the company reduced debt by $6,712 million since June 30, 2019.

The assets and debt associated with the Global Financing business are a significant part of the company’s financial position. At September 30, 2019 those balances reflect the wind down of its OEM IT commercial financing operations. The financial position amounts appearing on pages 5 and 6 are the consolidated amounts including Global Financing.

Management Discussion – (continued)

Global Financing Financial Position Key Metrics:

	At September 30,	At December 31,
(Dollars in millions)	2019	2018
Cash and cash equivalents	$2,086	$1,833
Net investment in sales-type and direct financing leases (1)	5,906	6,924
Equipment under operating leases — external clients (2)	276	444
Client loans	11,250	12,802
Total client financing assets	17,431	20,170
Commercial financing receivables	2,937	11,838
Intercompany financing receivables (3) (4)	3,756	4,873
Total assets	$27,445	$41,320
Debt	$23,078	$31,227
Total equity	$2,564	$3,470
(1)	Includes deferred initial direct costs which are eliminated in IBM’s consolidated results.
(2)	Includes intercompany mark-up, priced on an arm’s-length basis, on products purchased from the company’s product divisions which is eliminated in IBM’s consolidated results.
(3)	Entire amount eliminated for purposes of IBM’s consolidated results and therefore does not appear on pages 5 and 6.
(4)	These assets, along with all other financing assets in this table, are leveraged at the value in the table using Global Financing debt.

At September 30, 2019, substantially all client and commercial financing assets were IT related assets, and approximately 60 percent of the total external portfolio was with investment grade clients with no direct exposure to consumers, an increase of 6 points year to year. This investment grade percentage is based on the credit ratings of the companies in the portfolio.

The company has a long-standing practice of taking mitigating actions, in certain circumstances, to transfer credit risk to third parties, including credit insurance, financial guarantees, non-recourse borrowings, transfers of receivables recorded as true sales in accordance with accounting guidance or sales of equipment under operating lease. Adjusting for the mitigation actions, the investment grade content would increase to 67 percent, a decrease of 3 points year to year.

IBM Working Capital

	At September 30,	At December 31,
(Dollars in millions)	2019	2018
Current assets	$38,121	$49,146
Current liabilities	35,066	38,227
Working capital	$3,055	$10,918
Current ratio	1.09:1	1.29:1

Working capital decreased $7,864 million from the year-end 2018 position. The key changes are described below:

Current assets decreased $11,025 million ($10,188 million adjusted for currency) due to:

●	A decline in receivables of $9,604 million ($9,213 million adjusted for currency) driven by a decline in financing receivables of $10,058 million primarily due to the wind down of OEM IT commercial financing; partially offset by an increase in other receivables of $1,133 million primarily related to divestitures; and
●	A decrease of $1,265 million ($917 million adjusted for currency) in cash, restricted cash, and marketable securities.

Management Discussion – (continued)

Current liabilities decreased $3,161 million ($2,524 million adjusted for currency) as a result of:

●	A decrease in accounts payable of $2,515 million ($2,464 million adjusted for currency) reflecting declines from seasonally higher year-end balances and the wind down of OEM IT commercial financing; and
●	A decrease in short-term debt of $1,677 million ($1,655 million adjusted for currency) due to maturities of $5,368 million; partially offset by reclassifications of $3,319 million from long-term debt to reflect upcoming maturities and debt issuances of $331 million; partially offset by
●	An increase in operating lease liabilities of $1,377 million ($1,399 million adjusted for currency) as a result of the adoption of the new leasing standard on January 1, 2019.

Receivables and Allowances

Roll Forward of Total IBM Receivables Allowance for Credit Losses (included in Total IBM)

(Dollars in millions)
January 1, 2019	Additions / (Releases) *	Write-offs **	Other ***	September 30, 2019
$639	$51	$(104)	$(8)	$578

*     Additions for Allowance for Credit Losses are charged to expense.

**   Refer to note A, “Significant Accounting Policies,” in the company’s 2018 Annual Report for additional information regarding Allowance for Credit Loss write-offs.

*** Primarily represents translation adjustments.

The total IBM receivables provision coverage was 1.9 percent at September 30, 2019, an increase of 30 basis points compared to December 31, 2018. The increase was primarily driven by the overall decline in gross financing receivables. The majority of the write-offs during the nine months ended September 30, 2019 related to receivables which had been previously reserved.

Global Financing Receivables and Allowances

The following table presents external Global Financing receivables excluding residual values, the allowance for credit losses and immaterial miscellaneous receivables.

	At September 30,	At December 31,
(Dollars in millions)	2019	2018
Recorded investment (1)	$19,723	$31,182
Specific allowance for credit losses	207	220
Unallocated allowance for credit losses	50	72
Total allowance for credit losses	257	292
Net financing receivables	$19,466	$30,890
Allowance for credit losses coverage	1.3%	0.9%
(1)	Includes deferred initial direct costs which are eliminated in IBM’s consolidated results.

The percentage of Global Financing receivables reserved increased from 0.9 percent at December 31, 2018, to 1.3 percent at September 30, 2019. The increase was primarily driven by the overall decline in gross receivables. Unallocated reserves decreased 30 percent from $72 million at December 31, 2018, to $50 million at September 30, 2019. Specific reserves decreased 6 percent from $220 million at December 31, 2018, to $207 million at September 30, 2019.

Management Discussion – (continued)

Roll Forward of Global Financing Receivables Allowance for Credit Losses

(Dollars in millions)
January 1, 2019	Additions / (Releases)*	Write-offs **	Other ***	September 30, 2019
$292	$(6)	$(23)	$(6)	$257

*     Additions for Allowance for Credit Losses are charged to expense.

**   Refer to note A, “Significant Accounting Policies,” in the company’s 2018 Annual Report for additional information regarding allowance for credit loss write-offs.

*** Primarily represents translation adjustments.

Global Financing’s bad debt expense was a release of $1 million for the three months ended September 30, 2019, compared to a release of $6 million for the same period in 2018.

Global Financing’s bad debt expense was a release of $6 million for the nine months ended September 30, 2019, compared to an addition of $18 million for the same period in 2018, due to lower specific reserves and a higher unallocated reserve release in 2019.

Noncurrent Assets and Liabilities

	At September 30,	At December 31,
(Dollars in millions)	2019	2018
Noncurrent assets	$111,499	$74,236
Long-term debt	$57,797	$35,605
Noncurrent liabilities (excluding debt)	$38,661	$32,621

Noncurrent assets increased $37,263 million ($38,244 million adjusted for currency) due to:

●	A net increase in goodwill and net intangible assets of $34,211 million ($34,634 million adjusted for currency) due to the acquisition of Red Hat; and
●	An increase in operating right-of-use assets of $4,901 million ($4,991 million adjusted for currency) as a result of the adoption of the new leasing standard on January 1, 2019; partially offset by
●	A decrease in long-term financing receivables of $1,408 million ($1,337 million adjusted for currency) as a result of reductions from seasonally higher year-end balances.

Long-term debt increased $22,192 million ($22,412 million adjusted for currency) due to:

●	Issuances of $25,932 million primarily to finance the Red Hat acquisition; partially offset by
●	Reclassifications to short-term debt of $3,319 million to reflect upcoming maturities.

Noncurrent liabilities (excluding debt) increased $6,041 million ($6,650 million adjusted for currency) due to:

●	An increase in long-term operating lease liabilities of $3,790 million ($3,861 million adjusted for currency) as a result of the adoption of the new leasing standard on January 1, 2019; and
●	An increase in other liabilities of $3,390 million ($3,459 million adjusted for currency) primarily driven by an increase in deferred tax liabilities due to the acquisition of Red Hat; partially offset by
●	A decrease in retirement and postretirement plans of $1,076 million ($667 million adjusted for currency).

Management Discussion – (continued)

Debt

The company’s funding requirements are continually monitored and strategies are executed to manage the overall asset and liability profile. Additionally, the company maintains sufficient flexibility to access global funding sources as needed.

	At September 30,	At December 31,
(Dollars in millions)	2019	2018
Total company debt	$66,327	$45,812
Total Global Financing segment debt	$23,078	$31,227
Debt to support external clients	19,915	27,536
Debt to support internal clients	3,164	3,690
Non-Global Financing debt	$43,249	$14,585

Total debt of $66,327 million increased $20,515 million from December 31, 2018, driven by new debt issuances of $26,263 million; partially offset by debt maturities of $5,376 million.

Non-Global Financing debt of $43,249 million increased $28,664 million from December 31, 2018 primarily driven by issuances to fund the Red Hat acquisition.

Global Financing debt of $23,078 million decreased $8,148 million from December 31, 2018, primarily due to the wind down of OEM IT commercial financing operations.

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

The debt used to fund Global Financing assets is composed of intercompany loans and external debt. Total debt changes generally correspond with the level of client and commercial financing receivables, the level of cash and cash equivalents, the change in intercompany and external payables and the change in intercompany investment from IBM. The terms of the intercompany loans are set by the company to substantially match the term, currency and interest rate variability underlying the financing receivable and are based on arm’s-length pricing. The Global Financing debt-to-equity ratio remained at 9.0 to 1 at September 30, 2019.

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

Equity

Total equity increased $1,166 million from December 31, 2018, primarily due to increases from net income ($5,761 million) and retirement-related plans ($1,095 million); partially offset by decreases from dividends paid ($4,269 million) and an increase in treasury stock ($1,404 million) primarily due to share repurchases.

Management Discussion – (continued)

Cash Flow

The company’s cash flows from operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flows on page 7, are summarized in the following table. These amounts include the cash flows associated with the Global Financing business.

(Dollars in millions)
For the nine months ended September 30:	2019	2018
Net cash provided by/(used in) continuing operations:
Operating activities	$11,319	$11,128
Investing activities	(27,064)	(5,368)
Financing activities	14,717	(5,864)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(352)	(399)
Net change in cash, cash equivalents and restricted cash	$(1,379)	$(503)

Net cash provided by operating activities increased $191 million as compared to the first nine months of 2018 driven primarily by:

●	An increase of $838 million in cash provided by financing receivables; partially offset by
●	Performance-related declines within net income and Red Hat acquisition-related impacts.

Net cash used in investing activities increased $21,696 million driven by:

●	An increase in net cash used for acquisitions of $32,507 million; partially offset by
●	An increase of $5,719 million in cash provided by net non-operating finance receivables primarily driven by the wind down of OEM IT commercial financing operations; and
●	A decrease in cash used for net purchases of marketable securities and other investments of $3,051 million; and
●	A decrease in cash used for net capital expenditures of $1,114 million; and
●	An increase in cash provided by divestitures of $927 million.

Financing activities were a net source of cash of $14,717 million in the first nine months of 2019 compared to a net use of cash of $5,864 million in the first nine months of 2018. The year-to-year increase in cash flow of $20,581 million was driven by:

●	An increase in net cash sourced from debt transactions of $19,620 million primarily driven by net issuances used to fund the Red Hat acquisition; and
●	A decrease in cash used for gross common share repurchases of $1,032 million.

Looking Forward

The company is focused on chapter 2 of cloud, which will shift mission-critical work to the cloud and optimize everything from supply chains to core banking systems. To address this opportunity, enterprises need to be able to move and manage data, services, and workflows across multiple clouds and on-premises. They also need to be able to address security concerns, data protection and protocols, availability, and cloud management. This requires a hybrid, multi-cloud, open approach. On July 9, 2019, IBM closed the acquisition of Red Hat, which will significantly change the cloud

Management Discussion – (continued)

landscape and accelerate the company’s high value business model. Together, IBM and Red Hat will drive innovation and shift clients’ mission-critical workloads to the cloud by offering a next-generation hybrid, multi-cloud platform built on open source technologies. The acquisition of Red Hat positions IBM to be the leading hybrid cloud provider.

Consistent with the acquisition of a highly profitable software business, non-cash purchase accounting adjustments will result in the Red Hat acquisition being dilutive to full-year 2019 earnings per share expectations. In an acquisition, U.S. GAAP requires the company to record all assets acquired and liabilities assumed at the acquisition date fair value. This includes the acquired deferred revenue balance. This resulted in a non-cash adjustment of $2.2 billion to the acquired deferred revenue balance and will result in a reduction to reported revenue post-closing. The level of adjustment reflects the high margin profile of Red Hat’s business, and deferred revenue is expected to be replenished over the subsequent two to three years, given Red Hat’s high renewal rates and a stable and growing client base.

Red Hat is expected to be free cash flow accretive to IBM in the first twelve months, with nominal dilution in second-half 2019. The company also remains on track to achieve free cash flow of approximately $12 billion in 2019. Combined with the additional software and services profits, and net of incremental interest to finance the transaction and other acquisition-related charges, Red Hat is expected to add $0.5 billion and $1 billion to IBM’s free cash flow in 2020 and 2021, respectively.

The combination of IBM and Red Hat is off to a strong start. In the third quarter, cloud revenue growth accelerated and within the segments, there was good growth in Cloud & Cognitive Software and GBS. In Systems there was a solid start to z15, which began shipping in the last week of the quarter and high-end storage was announced. GTS had strong cloud results, but overall performance was weaker than expectations. In the short term, the company is going to manage this business for margin and cash. Looking forward to the fourth quarter, it is the company’s seasonally largest transaction quarter. The company expects total revenue to increase between $3.5 billion and $3.7 billion from third quarter to fourth quarter of 2019. This is higher than the sequential improvement for the same periods in 2018, due primarily to the introduction of the IBM z15 mainframe late in September of 2019. For the fourth quarter, assuming a steady economic environment, the company is expecting a normal IBM Z cycle, solid software transactional execution while facing a strengthening U.S. dollar.

At the company’s August 2, 2019 investor briefing, IBM updated its full year operating (non-GAAP) earnings per share expectation, which was impacted by temporary non-cash items, including: the deferred revenue adjustment recorded in purchase accounting, equity and retention and share repurchase suspension. Through the third quarter, the company expects to achieve GAAP earnings per share from continuing operations for 2019 of at least $10.58. The company continues to expect operating (non-GAAP) earnings per share of at least $12.80, which excludes acquisition-related charges of $1.52 per share, non-operating retirement-related items of $0.51 per share and tax reform enactment impacts of $0.19 per share. In 2020, IBM expects to return to a sustainable revenue growth trajectory.

For full-year 2019, the company expects the GAAP effective tax rate to be approximately 8 to 9 percent, including an estimate for potential discrete tax events (discretes). The company updated its operating (non-GAAP) tax rate expectations at the August 2nd investor briefing. The company expects its operating (non-GAAP) tax rate for 2019 to be approximately 9 to 10 percent, including an estimate of potential discretes. Discretes by their nature are difficult to estimate and the actual impacts will be recorded as the discrete events occur. The rates will change year to year based on discrete tax events, such as the settlement of income tax audits and changes in tax laws, as well as recurring factors including the geographic mix of income before taxes, state and local taxes and the effects of various global income tax strategies. The GAAP effective tax rate could also be affected by adjustments to the previously recorded charges for U.S. tax reform attributable to any changes in law, new regulations and guidance, audit adjustments, among others.

The Red Hat acquisition was funded through a combination of cash and debt, with the incremental debt issued in the first half of 2019. The company will continue with a disciplined financial policy and is committed to maintaining strong investment grade credit ratings. The company is targeting a leverage profile consistent with a mid to high single A credit rating within a couple years, while maintaining its solid and growing dividend. IBM suspended its share repurchase

Management Discussion – (continued)

program at the close of the acquisition to direct its free cash flow towards reducing debt levels. The combination of these actions provides the company with the flexibility to invest in the business going forward.

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

The company expects 2019 pre-tax retirement-related plan cost to be approximately $2.0 billion, a decrease of approximately $1 billion compared to 2018. This estimate reflects current pension plan assumptions at December 31, 2018. Within total retirement-related plan cost, operating retirement-related plan cost is expected to be approximately $1.5 billion, approximately flat versus 2018. Non-operating retirement-related plan cost is expected to be approximately $0.6 billion, a decrease of approximately $1 billion compared to 2018, primarily driven by lower actuarial loss amortization resulting from the change in amortization period for the U.S. plan. Contributions for all retirement-related plans are expected to be approximately $2.2 billion in 2019, a decrease of approximately $100 million compared to 2018.

Currency Rate Fluctuations

Changes in the relative values of non-U.S. currencies to the U.S. dollar (USD) affect the company’s financial results and financial position. At September 30, 2019, currency changes resulted in assets and liabilities denominated in local currencies being translated into fewer dollars than at year-end 2018. The company uses financial hedging instruments to limit specific currency risks related to financing transactions and other foreign currency-based transactions.

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

The company translates revenue, cost and expense in its non-U.S. operations at current exchange rates in the reported period. References to “adjusted for currency” or “constant currency” reflect adjustments based upon a simple mathematical formula. However, this constant currency methodology that the company utilizes to disclose this information does not incorporate any operational actions that management could take to mitigate fluctuating currency rates. Currency movements impacted the company’s year-to-year revenue and earnings per share growth in the first nine months of 2019. Based on the currency rate movements in the first nine months of 2019, total revenue decreased 4.3 percent as reported and 1.7 percent at constant currency versus the first nine months of 2018. On an income from continuing operations before income tax basis, these translation impacts mitigated by the net impact of hedging activities

Management Discussion – (continued)

resulted in a theoretical maximum (assuming no pricing or sourcing actions) increase of approximately $240 million in the first nine months of 2019 on an as-reported basis and an increase of approximately $210 million on an operating (non-GAAP) basis. The same mathematical exercise resulted in an increase of approximately $200 million in the first nine months of 2018 on an as-reported basis and an increase of approximately $225 million on an operating (non-GAAP) basis. The company views these amounts as a theoretical maximum impact to its as-reported financial results. Considering the operational responses mentioned above, movements of exchange rates, and the nature and timing of hedging instruments, it is difficult to predict future currency impacts on any particular period, but the company believes it could be substantially less than the theoretical maximum given the competitive pressure in the marketplace.

For non-U.S. subsidiaries and branches that operate in U.S. dollars or whose economic environment is highly inflationary, translation adjustments are reflected in results of operations. Generally, the company manages currency risk in these entities by linking prices and contracts to U.S. dollars.

Liquidity and Capital Resources

In the company’s 2018 Annual Report, on pages 60 to 62, there is a discussion of the company’s liquidity including two tables that present three years of data. The table presented on page 60 includes net cash from operating activities, cash, restricted cash and short-term marketable securities, and the size of the company’s global credit facilities for each of the past three years. For the nine months ended, or as of, as applicable, September 30, 2019, those amounts are $11.3 billion of net cash from operating activities, $11.0 billion of cash, restricted cash and short-term marketable securities and $15.3 billion in global credit facilities, respectively.

The major rating agencies’ ratings on the company’s debt securities at September 30, 2019 appear in the following table:

Can
	STANDARD	MOODY’S
	AND	INVESTORS
IBM and IBM Credit LLC ratings:	POOR’S	SERVICE
Senior long-term debt	A	A2
Commercial paper	A-1	Prime-1

On July 9, 2019, the company closed the acquisition of Red Hat for cash consideration of $34.8 billion. The transaction was funded through a combination of cash on hand and proceeds from debt issuances. In order to reduce this debt and return to target leverage ratios within a couple of years, the company suspended its share repurchase program at the time of the Red Hat acquisition closing. Refer to note 13, “Borrowings,” for additional details of financing this transaction. In the third-quarter 2019, the company reduced debt by $6.7 billion.

After closing the transaction, Moody’s, as expected, downgraded IBM and IBM Credit LLC’s long-term debt rating from A1 to A2 and improved its outlook to stable. The commercial paper rating from Moody’s remains unchanged. Standard and Poor’s ratings remain unchanged. Additionally, Fitch affirmed its rating before withdrawing coverage on IBM for commercial reasons.

IBM will continue with a disciplined financial policy and is committed to maintaining strong investment grade credit ratings. The company does not have “ratings trigger” provisions in its debt covenants or documentation, which would allow the holders to declare an event of default and seek to accelerate payments thereunder in the event of a change in credit rating. The company’s contractual agreements governing derivative instruments contain standard market clauses which can trigger the termination of the agreement if the company’s credit rating were to fall below investment grade. At September 30, 2019, the fair value of those instruments that were in a liability position was $1,074 million, before any applicable netting, and this position is subject to fluctuations in fair value period to period based on the level of the company’s outstanding instruments and market conditions. The company has no other contractual arrangements

Management Discussion – (continued)

that, in the event of a change in credit rating, would result in a material adverse effect on its financial position or liquidity.

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

The company prepares its Consolidated Statement of Cash Flows in accordance with applicable accounting standards for cash flow presentation on page 7 of this Form 10-Q and highlights causes and events underlying sources and uses of cash in that format on page 96. For the purpose of running its business, the company manages, monitors and analyzes cash flows in a different manner.

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

The following is management’s view of cash flows for the first nine months of 2019 and 2018 prepared in a manner consistent with the description above.

(Dollars in millions)
For the nine months ended September 30:	2019	2018
Net cash from operating activities per GAAP	$11,319	$11,128
Less: change in Global Financing receivables	3,712	2,874
Net cash from operating activities, excluding Global Financing receivables	$7,607	$8,254
Capital expenditures, net	(1,725)	(2,839)
Free cash flow	$5,882	$5,415
Acquisitions	(32,630)	(123)
Divestitures	927	—
Share repurchase	(1,361)	(2,393)
Common stock repurchases for tax withholdings	(186)	(148)
Dividends	(4,269)	(4,250)
Non-Global Financing debt	28,432	1,607
Other (includes Global Financing net receivables and Global Financing debt)	1,941	1,712
Change in cash, cash equivalents, restricted cash and short-term marketable securities	$(1,265)	$1,820

Management Discussion – (continued)

In the first nine months of 2019, the company generated free cash flow of $5.9 billion, an increase of $0.5 billion versus the prior year. The company made cash payments net of cash received of $32.6 billion to acquire Red Hat while also continuing to return value to shareholders including $4.3 billion in dividends and $1.4 billion in gross common stock repurchases.

Events that could temporarily change the historical cash flow dynamics discussed previously and in the company’s 2018 Annual Report include significant changes in operating results, material changes in geographic sources of cash, unexpected adverse impacts from litigation, future pension funding requirements, periods of severe downturn in the capital markets or the timing of tax payments. Whether any litigation has such an adverse impact will depend on a number of variables, which are more completely described in note 14, “Contingencies,” in this Form 10-Q. With respect to pension funding, the company expects to make legally mandated pension plan contributions to certain non-U.S. defined benefit plans of approximately $300 million in 2019. Contributions related to all retirement-related plans are expected to be approximately $2.2 billion in 2019. Financial market performance could increase the legally mandated minimum contributions in certain non-U.S. countries that require more frequent remeasurement of the funded status. The company is not quantifying any further impact from pension funding because it is not possible to predict future movements in the capital markets or pension plan funding regulations.

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

Global Financing Return on Equity Calculation

	For Three Months Ended		For Nine Months Ended
	September 30,		September 30,
(Dollars in millions)	2019	2018	2019	2018
Numerator
Global Financing after-tax income*	$217	$235	$521	$791
Annualized after-tax income (1)	$867	$940	$694	$1,055
Denominator
Average Global Financing equity (2)**	$2,672	$3,414	$3,022	$3,457
Global Financing return on equity (1)/(2)	32.4%	27.5%	23.0%	30.5%

*    Calculated based upon an estimated tax rate principally based on Global Financing’s geographic mix of earnings as IBM’s provision for income taxes is determined on a consolidated basis.

**  Average of the ending equity for Global Financing for the last two quarters and four quarters, for the three months ended September 30, and for the nine months ended September 30, respectively.

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

		Acquisition-		Retirement-		U.S.
(Dollars in millions except per share amounts)		Related		Related		Tax Reform		Operating
For the three months ended September 30, 2019:	GAAP	Adjustments		Adjustments		Charges**		(non-GAAP)
Gross profit	$8,336	$209		$—		$—		$8,545
Gross profit margin	46.2%	1.2	pts.	—	pts.	—	pts.	47.4%
S,G&A	$5,024	$(451)		$—		$—		$4,573
R,D&E	1,553	(53)		—		—		1,500
Other (income) and expense	(31)	10		(145)		—		(166)
Interest expense	432	(24)		—		—		408
Total expense and other (income)	6,813	(518)		(145)		—		6,150
Pre-tax income from continuing operations	1,522	727		145		—		2,395
Pre-tax margin from continuing operations	8.4%	4.0	pts.	0.8	pts.	—	pts.	13.3%
Provision for (benefit from) income taxes*	$(151)	$142		$16		$(5)		$1
Effective tax rate	(9.9)%	8.9	pts.	1.3	pts.	(0.2)	pts.	0.1%
Income from continuing operations	$1,673	$586		$130		$5		$2,394
Income margin from continuing operations	9.3%	3.3	pts.	0.7	pts.	0.0	pts.	13.3%
Diluted earnings per share from continuing operations	$1.87	$0.66		$0.14		$0.01		$2.68

*     The tax impact on operating (non-GAAP) pre-tax income from continuing operations is calculated under the same accounting principles applied to the GAAP pre-tax income which employs an annual effective tax rate method to the results.

**   Operating (non-GAAP) earnings exclude charges associated with the enactment of U.S. tax reform due to their unique non-recurring nature.

		Acquisition-		Retirement-		U.S.
(Dollars in millions except per share amounts)		Related		Related		Tax Reform		Operating
For the three months ended September 30, 2018:	GAAP	Adjustments		Adjustments		Charges**		(non-GAAP)
Gross profit	$8,803	$96		$—		$—		$8,899
Gross profit margin	46.9%	0.5	pts.	—	pts.	—	pts.	47.4%
S,G&A	$4,363	$(112)		$—		$—		$4,251
R,D&E	1,252	—		—		—		1,252
Other (income) and expense	275	(1)		(389)		—		(115)
Interest expense	191	—		—		—		191
Total expense and other (income)	5,807	(113)		(389)		—		5,304
Pre-tax income from continuing operations	2,996	209		389		—		3,594
Pre-tax margin from continuing operations	16.0%	1.1	pts.	2.1	pts.	—	pts.	19.2%
Provision for income taxes*	$304	$56		$100		$—		$460
Effective tax rate	10.2%	1.0	pts.	1.7	pts.	—	pts.	12.8%
Income from continuing operations	$2,692	$153		$289		$—		$3,134
Income margin from continuing operations	14.4%	0.8	pts.	1.5	pts.	—	pts.	16.7%
Diluted earnings per share from continuing operations	$2.94	$0.17		$0.31		$—		$3.42

*    The tax impact on operating (non-GAAP) pre-tax income from continuing operations is calculated under the same accounting principles applied to the GAAP pre-tax income which employs an annual effective tax rate method to the results.

**   Operating (non-GAAP) earnings exclude charges associated with the enactment of U.S. tax reform due to their unique non-recurring nature.

Management Discussion – (continued)

		Acquisition-		Retirement-		U.S.
(Dollars in millions except per share amounts)		Related		Related		Tax Reform		Operating
For the nine months ended September 30, 2019:	GAAP	Adjustments		Adjustments		Charges**		(non-GAAP)
Gross profit	$25,388	$359		$—		$—		$25,747
Gross profit margin	45.9%	0.6	pts.	—	pts.	—	pts.	46.5%
S,G&A	$15,171	$(724)		$—		$—		$14,447
R,D&E	4,393	(53)		—		—		4,340
Other (income) and expense	(850)	152		(419)		—		(1,118)
Interest expense	990	(228)		—		—		762
Total expense and other (income)	19,215	(853)		(419)		—		17,942
Pre-tax income from continuing operations	6,173	1,212		419		—		7,805
Pre-tax margin from continuing operations	11.1%	2.2	pts.	0.8	pts.	—	pts.	14.1%
Provision for income taxes*	$407	$245		$82		$(160)		$575
Effective tax rate	6.6%	2.1	pts.	0.7	pts.	(2.0)	pts.	7.4%
Income from continuing operations	$5,766	$967		$338		$160		$7,230
Income margin from continuing operations	10.4%	1.7	pts.	0.6	pts.	0.3	pts.	13.1%
Diluted earnings per share from continuing operations	$6.46	$1.08		$0.38		$0.18		$8.10

*     The tax impact on operating (non-GAAP) pre-tax income from continuing operations is calculated under the same accounting principles applied to the GAAP pre-tax income which employs an annual effective tax rate method to the results.

**   Operating (non-GAAP) earnings exclude charges associated with the enactment of U.S. tax reform due to their unique non-recurring nature.

		Acquisition-		Retirement-		U.S.
(Dollars in millions except per share amounts)		Related		Related		Tax Reform		Operating
For the nine months ended September 30, 2018:	GAAP	Adjustments		Adjustments		Charges**		(non-GAAP)
Gross profit	$26,249	$283		$—		$—		$26,531
Gross profit margin	45.4%	0.5	pts.	—	pts.	—	pts.	45.9%
S,G&A	$14,665	$(332)		$—		$—		$14,333
R,D&E	4,021	—		—		—		4,021
Other (income) and expense	968	(1)		(1,185)		—		(219)
Interest expense	530	—		—		—		530
Total expense and other (income)	19,341	(333)		(1,185)		—		17,822
Pre-tax income from continuing operations	6,908	616		1,185		—		8,709
Pre-tax margin from continuing operations	11.9%	1.1	pts.	2.0	pts.	—	pts.	15.1%
Provision for income taxes*	$138	$138		$285		$(93)		$468
Effective tax rate	2.0%	1.4	pts.	3.0	pts.	(1.1)	pts.	5.4%
Income from continuing operations	$6,770	$478		$900		$93		$8,241
Income margin from continuing operations	11.7%	0.8	pts.	1.6	pts.	0.2	pts.	14.2%
Diluted earnings per share from continuing operations	$7.36	$0.52		$0.98		$0.10		$8.96

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

Part II — Other Information

Item 1. Legal Proceedings

Refer to note 14, “Contingencies,” in this Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Repurchases of Equity Securities

The following table provides information relating to the company’s repurchase of common stock for the third quarter of 2019.

			Total Number	Approximate
			of Shares	Dollar Value
			Purchased as	of Shares that
	Total Number	Average	Part of Publicly	May Yet Be
	of Shares	Price Paid	Announced	Purchased Under
Period	Purchased	per Share	Program	The Program*
July 1, 2019 - July 31, 2019	822,159	$140.42	822,159	$2,007,611,768

August 1, 2019 - August 31, 2019	—	$—	—	$2,007,611,768

September 1, 2019 - September 30, 2019	—	$—	—	$2,007,611,768

Total	822,159	$140.42	822,159

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

The company’s acquisition of Red Hat on July 9, 2019 was funded through a combination of debt and cash, with incremental debt issued earlier this year. The company suspended its share repurchase program at the time of closing. At September 30, 2019 there was approximately $2.0 billion in authorized funds remaining for purchases under this program.

Item 5. Other Information

On September 24, 2019, the company announced that F. William McNabb III had been elected to the IBM Board of Directors, effective October 29, 2019. As a result, Article III, Section 2 of the company’s By-Laws was amended to increase the number of directors to thirteen, effective October 29, 2019. The full text of IBM’s By-Laws, as amended effective October 29, 2019, is included as Exhibit 3.2 to this report.

Item 6. Exhibits

Exhibit Number

3.2	The By-Laws of IBM, as amended through October 29, 2019.

10.1

Forms of LTPP equity award agreements for (i) stock options, restricted stock, restricted stock units, cash-settled restricted stock units, SARS and (ii) performance share units as well as the Terms and Conditions of LTPP Equity Awards, effective October 1, 2019, in connection with the foregoing award agreements.

31.1	Certification by principal executive officer pursuant to Rule 13A-14(a) or 15D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by principal financial officer pursuant to Rule 13A-14(a) or 15D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document – the instance document does not appear on the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

International Business Machines Corporation
(Registrant)

Date:	October 29, 2019
		By:	/s/ Robert F. Del Bene
Robert F. Del Bene
Vice President and Controller