Form 10-K
period 2019-12-31
INTERNATIONAL BUSINESS MACHINES CORP
filed 2020-02-25
CIK 51143

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT

pursuant to Section 13 or 15 (d) of the

Securities Exchange Act of 1934

FOR THE YEAR ENDED DECEMBER 31, 2019

1-2360

(Commission file number)

INTERNATIONAL BUSINESS MACHINES CORPORATION

(Exact name of registrant as specified in its charter)

New York (State of Incorporation) One New Orchard Road	13-0871985 (IRS Employer Identification Number)
Armonk, New York (Address of principal executive offices)	10504 (Zip Code)

914-499-1900

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Capital stock, par value $.20 per share	IBM	New York Stock Exchange
Chicago Stock Exchange
2.750% Notes due 2020	IBM 20B	New York Stock Exchange
1.875% Notes due 2020	IBM 20A	New York Stock Exchange
0.500% Notes due 2021	IBM 21B	New York Stock Exchange
2.625% Notes due 2022	IBM 22A	New York Stock Exchange
1.25% Notes due 2023	IBM 23A	New York Stock Exchange
0.375% Notes due 2023	IBM 23B	New York Stock Exchange
1.125% Notes due 2024	IBM 24A	New York Stock Exchange
2.875% Notes due 2025	IBM 25A	New York Stock Exchange
0.950% Notes due 2025	IBM 25B	New York Stock Exchange
0.875% Notes due 2025	IBM 25C	New York Stock Exchange
0.300% Notes due 2026	IBM 26B	New York Stock Exchange
1.250% Notes due 2027	IBM 27B	New York Stock Exchange
0.300% Notes due 2028	IBM 28B	New York Stock Exchange
1.750% Notes due 2028	IBM 28A	New York Stock Exchange
1.500% Notes due 2029	IBM 29	New York Stock Exchange
1.750% Notes due 2031	IBM 31	New York Stock Exchange
0.650% Notes due 2032	IBM 32A	New York Stock Exchange
1.200% Notes due 2040	IBM 40	New York Stock Exchange
7.00% Debentures due 2025	IBM 25	New York Stock Exchange
6.22% Debentures due 2027	IBM 27	New York Stock Exchange
6.50% Debentures due 2028	IBM 28	New York Stock Exchange
7.00% Debentures due 2045	IBM 45	New York Stock Exchange
7.125% Debentures due 2096	IBM 96	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was $122.1 billion.

The registrant had 888,408,023 shares of common stock outstanding at February 10, 2020.

Documents incorporated by reference:

Portions of IBM’s Annual Report to Stockholders for the year ended December 31, 2019 are incorporated by reference into Parts I, II and IV of this Form 10-K.

Portions of IBM’s definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held April 28, 2020 are incorporated by reference into Part III of this Form 10-K.

i

PART I

Item 1. Business:

International Business Machines Corporation (IBM or the company) was incorporated in the State of New York on June 16, 1911, as the Computing-Tabulating-Recording Co. (C-T-R), a consolidation of the Computing Scale Co. of America, the Tabulating Machine Co. and The International Time Recording Co. of New York. Since that time, IBM has focused on the intersection of business insight and technological innovation, and its operations and aims have been international in nature. This was signaled over 90 years ago, in 1924, when C-T-R changed its name to International Business Machines Corporation. And it continues today—we create value for clients by providing integrated solutions and products that leverage: data, information technology, deep expertise in industries and business processes, with trust and security and a broad ecosystem of partners and alliances. IBM solutions typically create value by enabling new capabilities for clients that transform their businesses and help them engage with their customers and employees in new ways. These solutions draw from an industry-leading portfolio of consulting and IT implementation services, cloud, digital and cognitive offerings, and enterprise systems and software which are all bolstered by one of the world’s leading research organizations.

IBM Strategy

IBM’s strategy begins with our clients. IBM is distinguished as being first and foremost an Enterprise company, serving the world’s leaders in their industries.

Serving enterprises requires a distinct set of skills as our clients entrust us with building, integrating and running the world’s mission-critical systems. These are systems that cannot fail, systems that require the highest levels of privacy and security. They are built with our software and on our systems, designed and managed by IBM services. For example, we manage approximately ninety percent of the credit card transactions and half of the world’s wireless connections. We do this with an unparalleled commitment to our clients’ data security.

We are unique in bringing innovative technology and industry expertise on a foundation of trust and security as an integrated proposition to our clients. This integrated proposition allows us to deliver business impact that matters to our clients, impact that requires bringing together technologies such as hybrid cloud, data and AI insight with workflow and advanced industry skills. This integrated proposition helps our clients transform themselves from traditional businesses to what we call Cognitive Enterprises.

Furthermore, as technology becomes more central for business, as well as in our personal lives, trust matters more than ever. For decades we have followed core principles grounded in commitments to trust and transparency that guide our responsible development and deployment of new technologies. These values ground our business decisions, inspire our employees, and sustain our client relationships. We have not only followed guidelines around the responsible handling of data and the stewardship of new technology, but created them, published them and invited others to adopt similar commitments. Our focus is not just on our direct client work, but extends to society at large, as we have been very active in areas such as education, sustainability and security. This is reinforced through a culture of inclusion and diversity. All of IBM treats this “responsible stewardship” as core to our mission.

A New Chapter in Technology

2019 ushered in Chapter 2 of our clients’ digital journeys in which the two predominant technology forces of our day—hybrid cloud and data/AI—are moving from “start-up” to “production at scale”. These two forces work together to help companies become what we call Cognitive Enterprises—companies that are powered by innovation, agility and data-driven intelligent decision making.

We describe below how IBM is leading the way in Chapter 2.

Hybrid Cloud

Chapter 1 marked the early stages of cloud with the rise of public cloud. This stage was focused on new end-user applications, including applications that have allowed consumers to check their bank balances, access social media, make online purchases and receive online support. While movement to public cloud has been strong, only twenty percent of workloads have been addressed in Chapter 1. Clients are merely at the beginning of a multi-stage journey.

Chapter 2 is about clients modernizing the remaining eighty percent of workloads, moving mission-critical workloads to the cloud and infusing AI deep into the decision-making of their businesses. These mission-critical workloads include core financial transaction systems, customer databases and Enterprise Resource Planning systems. Some of these workloads will gravitate to the public cloud in Chapter 2, while others will move to a private cloud or remain in traditional IT environments for security, compliance and/or performance reasons.

Wherever clients’ workloads reside, these environments must work together seamlessly to communicate, share data and share capacity. With enterprises having accumulated as many as fifteen public clouds, each with its own means of management, harmonizing these different clouds has become a necessity. Bringing these multiple public clouds, private cloud and traditional IT together is what we call hybrid cloud. Hybrid cloud defines the mission for Chapter 2 in IT.

We are a leader in hybrid cloud, and our mission in Chapter 2 is to bring our expertise and experience in building and managing mission-critical systems to lead our enterprise clients along this multi-stage journey.

Our public cloud is built on a foundation of open source software and enterprise grade infrastructure. It is the most open and secure public cloud, and it is built for the enterprise with Cloud Paks—enterprise-ready, containerized software solutions for applications, automation, data, integration and multi-cloud management.

To accelerate our clients’ success, we acquired Red Hat in 2019, further strengthening our leadership in hybrid cloud. Red Hat is the world’s leader in open source technology, including Enterprise Linux, the operating system of the cloud, as well as containers and OpenShift, technology platforms that create seamless integration between traditional and cloud environments. As the leader in open source, Red Hat brings capability that enables applications to be “written once and run anywhere”, in turn helping companies avoid lock-in to a single cloud provider, thereby taking advantage of the entire industry’s innovation. These technologies are central to the next era of computing.

Our systems and services play a large role in these hybrid cloud offerings as well. We have introduced new versions of our systems that work securely and seamlessly in the hybrid cloud, bringing mission-critical workloads into our clients’ digital journeys. Through our services, we play a large role in helping our clients map out their digital journeys, and then helping them build, manage and run the technology and the workflows.

This integrated value proposition of innovative technology and industry expertise built on trust and security, and now together with Red Hat, is helping our clients realize the full potential and competitive advantage of the hybrid cloud.

Data and AI

A new era of business reinvention is emerging as leading companies are moving from merely improving their processes to creating truly “intelligent workflows,” processes that are not only efficient at what they do, but intrinsically smart: capable of finding, connecting and analyzing data to uncover deep insights that can inform intelligent decisions. Data and AI, in concert with hybrid cloud, are making intelligent workflows possible.

We have been a pioneer of technologies and services that help clients collect, organize, and analyze their vast data stores and then operationalize AI across their business. Our long-running innovation in automation, data science, and natural language processing is helping clients manage their data as a strategic resource and deploy AI for greater insight and more accurate, trusted predictions.

Our data offerings help clients organize, collect, analyze and embed their data into their workflow. IBM software spans areas ranging from data management and discovery to reporting, governance, compliance and risk management. Our systems process our clients’ data with unparalleled speed, accuracy and security and our services help clients capture and embed the value of their data into their business.

Our IBM Watson AI system has been named by industry analysts as the worldwide market leader in AI for three consecutive years. Watson is not only a leading AI technology, but a leader in enterprise deployments in production and at scale. In addition to extracting deep insight from data, IBM Watson allows clients to trace the origins of the data that their AI models use, explain what is behind their recommendations and ensure that bias has not crept into results. Furthermore, IBM Watson is the only system that is built for the hybrid cloud, able to work on numerous public and private clouds. These innovations are making AI more consumable by everyday users, not just data scientists.

Creating intelligent workflows relies on our integrated proposition of technology, services and industry expertise, built on a foundation of trust and security. The way in which we bring these together is through an interactive process with our clients that we call the IBM Garage, a process of deep collaboration, co-creation and innovation.

* * * * *

We are in an era when our clients are embedding technology into their businesses in ways they have never done before. Technology is no longer merely a “tool”, it is at the center of their businesses, the source of their competitive advantage and the force behind their emerging business models.

In Chapter 2, IBM is bringing hybrid cloud and data/AI together to help our clients reinvent themselves as Cognitive Enterprises. The most challenging and complex work still lies ahead. With our strong commitment to responsible stewardship and our integrated value proposition, this makes us unique in helping our clients on their transformative digital journeys.

Business Model

Our business model is built to provide long-term value to stakeholders. We bring together innovative technology, industry expertise and a commitment to trust and transparency to help enterprise clients move from one era to the next. We provide integrated solutions and platforms, leveraging global capabilities that include services, software, systems, related financings and fundamental research. The business model has been developed over time through strategic investments in capabilities and technologies that have long-term growth and profitability prospects based on the value they deliver to clients.

The business model is dynamic, adapting to the continuously changing industry and economic environment, including our shift to cloud delivery models. We continue to strengthen our position through strategic organic investments and acquisitions in higher-value areas, broadening our industry expertise and integrating AI into more of what we offer. In addition, we are transforming into a more agile enterprise to drive innovation and speed, as well as helping to drive productivity, which supports investments for participation in markets with significant long-term opportunity. We also regularly evaluate our portfolio and investments, proactively bringing products to end of life, engaging in intellectual property (IP) partnerships and executing divestitures to optimize our portfolio.

This business model, supported by our financial model, has enabled IBM to deliver strong earnings, cash flows and returns to shareholders over the long term.

Business Segments and Capabilities

Our major operations consist of five business segments: Cloud & Cognitive Software, Global Business Services, Global Technology Services, Systems and Global Financing.

Cloud & Cognitive Software brings together IBM’s software platforms and solutions, enabling us to deliver integrated and secure cloud, data and AI solutions to our clients. It includes all software, except operating system software reported in the Systems segment.

Cloud & Cognitive Software comprises three business areas — Cognitive Applications, Cloud & Data Platforms, and Transaction Processing Platforms.

Cloud & Cognitive Software Capabilities

Cognitive Applications: includes software that address vertical and domain-specific solutions, increasingly infused with AI, enabled by IBM’s Watson technology. Application areas such as health, financial services, Internet of Things (IoT) solutions, weather, and security software and services are among the offerings.

Cloud & Data Platforms: includes the company’s distributed middleware and data platform software, including Red Hat, which enables the operation of clients’ hybrid multi-cloud environments, whether on-premise or in public and private clouds. It also includes product areas such as Cloud Paks, WebSphere distributed, analytics platform software such as DB2 distributed, information integration, and enterprise content management, as well as IoT, Blockchain and AI/Watson platforms.

As clients increasingly move more of their mission-critical workloads to the cloud, their multi-cloud environments will be based on a foundation of Linux, with Kubernetes open-source software to deploy, manage and scale container-based applications. Red Hat, which provides the leading Linux operating system — Red Hat Enterprise Linux — and the leading hybrid cloud platform — Red Hat OpenShift — is at the center of this transformational shift among clients.

Transaction Processing Platforms: the software that supports client mission critical on-premise workloads in industries such as banking, airlines and retail. This includes transaction processing software such as Customer Information Control System and storage software, as well as the analytics and integration software running on IBM operating systems (e.g., DB2 and WebSphere running on z/OS).

Global Business Services (GBS) provides clients with consulting, business process and application management services. These professional services deliver value and innovation to clients through solutions which leverage industry, technology and business strategy and process expertise. GBS is the digital reinvention partner for IBM clients, combining industry knowledge, functional expertise, and applications with the power of business design and cognitive and cloud technologies. The full portfolio of GBS services is backed by its globally integrated delivery network and integration with technologies, solutions and services across IBM including IBM Research and Global Technology Services.

GBS assists clients on their journeys to becoming Cognitive Enterprises, helping them build business platform strategies and experiences, transform processes to intelligent workflows using AI and other exponential technologies, and build hybrid, open cloud infrastructures.

GBS Capabilities

Consulting: provides business consulting services focused on bringing to market solutions that help clients shape their digital blueprints and customer experiences, define their cognitive operating models, unlock the potential in all data to improve decision-making, set their next-generation talent strategies and create new technology architectures in a cloud-centric world.

Application Management: delivers system integration, application management, maintenance and support services for packaged software, as well as custom and traditional applications. Value is delivered through advanced capabilities in areas such as security and privacy, application testing and modernization, cloud application migration and automation.

Global Process Services (GPS): delivers finance, procurement, talent and engagement, and industry-specific business process outsourcing services. These services deliver improved business results to clients through a consult-to-operate model which includes the strategic change and/or operation of the client’s processes, applications and infrastructure. GBS is redefining process services for both growth and efficiency through the application of the power of cognitive technologies like Watson, as well as the IoT, blockchain and deep analytics.

Global Technology Services (GTS) provides comprehensive IT infrastructure and platform services that create business value for clients. Clients gain access to leading-edge, high-quality services, and realize greater flexibility and economic value. This is enabled through insights drawn from IBM’s decades of experience across thousands of engagements, the skills of practitioners, advanced technologies, applied innovation from IBM Research and global scale.

GTS Capabilities

Infrastructure & Cloud Services: delivers a portfolio of project, managed, outsourcing and cloud-delivered services focused on clients’ enterprise IT infrastructure environments to enable digital transformation with improved quality, flexibility and economic value. The portfolio contains the IBM Cloud and a comprehensive set of hybrid cloud services and solutions that include resiliency, network and security capabilities to assist enterprise clients in building and running contemporary, software-defined IT environments. These offerings integrate long-standing expertise in service management and emerging technologies, drawn from across IBM’s businesses and ecosystem partners. The portfolio is built leveraging platforms, such as the IBM Services Platform with Watson, which augment human intelligence with cognitive technologies and address complex, hybrid cloud environments. IBM’s services capabilities integrate IBM Cloud, cognitive computing and multi-cloud management to provide clients with high-performance, end-to-end innovation and an improved ability to achieve business objectives.

Technology Support Services: delivers comprehensive support services to maintain and improve the availability of clients’ IT infrastructures. These offerings include maintenance for IBM products and other technology platforms, as well as open-source and cross-vendor software and solution support, drawing on innovative technologies and leveraging IBM Services Platform with Watson capabilities.

Systems provides clients with innovative infrastructure platforms to help meet the new requirements of hybrid multi-cloud and enterprise AI workloads. IBM Systems also designs advanced semiconductor and systems technology in collaboration with IBM Research, primarily for use in our systems.

Systems Capabilities

Systems Hardware: includes IBM’s servers and Storage Systems.

Servers: a range of high-performance systems designed to address computing capacity, security and performance needs of businesses, hyperscale cloud service providers and scientific computing organizations. The portfolio includes IBM Z and LinuxONE, trusted enterprise platforms for integrating data, transactions and insight; and Power Systems, a system designed from the ground up for big data and enterprise AI, optimized for hybrid cloud and Linux.

Storage Systems: data storage products and solutions that allow clients to retain and manage rapidly growing, complex volumes of digital information and to fuel data-centric cognitive applications. These solutions address critical client requirements for information retention and archiving, security, compliance and storage optimization, including data deduplication, availability and virtualization. The portfolio consists of a broad range of flash storage, disk and tape storage solutions.

Operating Systems Software: IBM Z operating system environments include z/OS, a security-rich, high-performance enterprise operating system, as well as Linux. Power Systems offers a choice of AIX, IBM i or Linux operating systems. These operating systems leverage POWER architecture to deliver secure, reliable and high performing enterprise-class workloads across a breadth of server offerings.

Global Financing encompasses two primary businesses: financing, primarily conducted through IBM Credit LLC (IBM Credit), and remanufacturing and remarketing. IBM Credit is a wholly owned subsidiary of IBM that accesses the capital markets directly. IBM Credit, through its financing solutions, facilitates IBM clients’ acquisition of information technology systems, software and services in the areas where we have expertise. The financing arrangements are predominantly for products or services that are critical to the end users’ business operations. Global Financing conducts a comprehensive credit evaluation of its clients prior to extending financing. As a captive financier, Global Financing has the benefit of both deep knowledge of its client base and a clear insight into the products and services financed. These factors allow the business to effectively manage two of the major risks associated with financing, credit and residual value, while generating strong returns on equity. Global Financing also maintains a long-term partnership with IBM’s clients through various stages of the IT asset life cycle—from initial purchase and technology upgrades to asset disposition decisions.

Global Financing Capabilities

Client Financing: lease, installment payment plan and loan financing to end users and internal clients for terms up to seven years. Assets financed are primarily new and used IT hardware, software and services where we have expertise. Internal financing is predominantly in support of Global Technology Services’ long-term client service contracts. All internal financing arrangements are at arm’s-length rates and are based upon market conditions.

Commercial Financing: short-term working capital financing to suppliers, distributors and resellers of IBM. Beginning in the second quarter of 2019 and continuing throughout the year, we wound down the portion of our commercial financing operations which provides short-term working capital solutions for Original Equipment Manufacturer (OEM) IT suppliers, distributors and resellers. This wind down is consistent with IBM’s capital allocation strategy and high-value focus. Commercial Financing also includes internal activity where Global Financing factors a selected portion of IBM’s accounts receivable primarily for cash management purposes, at arm’s-length rates. This program was suspended in the second quarter of 2019.

Remanufacturing and Remarketing: assets include used equipment returned from lease transactions, or used and surplus equipment acquired internally or externally. These assets may be refurbished or upgraded, and sold or leased to new or existing clients both externally and internally. Externally remarketed equipment revenue represents sales or leases to clients and resellers. Internally remarketed equipment revenue primarily represents used equipment that is sold internally to Global Technology Services. Systems may also sell the equipment that it purchases from Global Financing to external clients.

IBM Worldwide Organizations

The following worldwide organizations play key roles in IBM’s delivery of value to its clients:

●	Global Markets
●	Research, Development and Intellectual Property

Global Markets

IBM operates in more than 175 countries with a broad distribution of revenue. To manage this global footprint, Global Markets leads our dedicated country-based IBM operations in order to serve clients, develop markets, and ultimately, ensure IBM is led through a client lens.

These integrated teams serve our clients locally, complemented by digital capabilities, global talent and resources, and an extensive partner ecosystem. These country teams have client relationship managers at their center, who integrate teams of IBM consultants, solution specialists, delivery professionals and business partners on behalf of clients. Their mission is to provide insights and innovation and co-create with clients to help them address their most pressing business challenges and opportunities.

In this way, we serve as a trusted partner to clients, establishing and maintaining relationships that deliver long- term value based on industry expertise, innovative technologies and an ability to deliver mission critical capabilities to an enterprise at scale.

Research, Development and Intellectual Property

Our research and development (R&D) operations differentiate us from our competitors. In 2019, we invested approximately 8 percent of total revenue for R&D, focusing on high-growth, high-value opportunities. IBM Research works with clients and our business units through global labs on near- and mid-term innovations. It delivers many new technologies to our portfolio every year and helps clients address their most difficult challenges. IBM Research scientists are conducting pioneering work in artificial intelligence, quantum computing, security, cloud, systems and more—applying these technologies across industries including financial services, healthcare, manufacturing and automotive.

In 2019, for the 27th consecutive year, IBM was awarded more U.S. patents than any other company. IBM’s 9,262 patents awarded in 2019 represent a diverse range of inventions in strategic growth areas for the company, including more than 4,500 patents related to work in artificial intelligence, cloud, cybersecurity and quantum computing.

We actively continue to seek IP protection for our innovations, while increasing emphasis on other initiatives designed to leverage our IP leadership. Some of our technological breakthroughs are used exclusively in IBM products, while others are licensed and may be used in IBM products and/or the products of the licensee. As part of our business model, we license certain of our IP assets, which constitute high-value technology, but may be applicable in more mature markets. The licensee drives the future development of the IP and ultimately expands the customer base. This generates IP income for IBM both upon licensing, and with any ongoing royalty arrangements between it and the licensee. While our various proprietary IP rights are important to our success, we believe our business as a whole is not materially dependent on any particular patent or license, or any particular group of patents or licenses. IBM owns or is licensed under a number of patents, which vary in duration, relating to its products.

Competition

IBM is a globally integrated enterprise that participates in a highly competitive environment, where our competitors vary by industry segment, and range from large multinational enterprises to smaller, more narrowly focused entities. Overall, across our business segments, we recognize hundreds of competitors worldwide.

Our principal methods of competition are: technology innovation; performance; price; quality; brand; our broad range of capabilities, products and services; client relationships; the ability to deliver business value to clients; and service and support. In order to maintain leadership, a corporation must continue to invest, innovate and integrate. Over the last several years, we have been making investments and shifting resources, embedding AI and cloud into our offerings while building new solutions and modernizing our existing platforms. These investments not only drive current performance, but will extend our innovation leadership into the future. Our key differentiators are built around three pillars–innovative technology, industry expertise and trust and security, uniquely delivered through an integrated model. As we execute our strategy, we have entered into new markets, such as hybrid cloud, digital, analytics, AI, blockchain and quantum, and deployed new delivery models, including as-a-Service solutions, each of which expose us to new competitors. Overall, the company is the leader or among the leaders in each of our business segments.

A summary of the competitive environment for each business segment is included below:

Cloud & Cognitive Software:

The depth and breadth of our software offerings, coupled with our global markets, deep industry expertise and technical support infrastructure help differentiate our offerings from our competitors. IBM’s research and development capabilities and IP patent portfolio also contribute to differentiation. The principal competitors in this segment include Alphabet Inc. (Google), Amazon.com, Inc. (Amazon), BMC, Cisco Systems, Inc. (Cisco), Microsoft Corporation (Microsoft), Oracle Corporation (Oracle), Salesforce, SAP and VMware. We also compete with smaller, niche competitors in specific geographic or product markets.

Global Business Services and Global Technology Services:

Our services segments, GBS and GTS, operate in a highly competitive and continually evolving global market. Competitive factors in these business segments include: quality of services, innovative offerings, financial value, technical skills and capabilities, industry knowledge and experience and speed of execution. Our competitive advantages in these businesses comes from our ability to design, implement, manage and support integrated solutions that address complex client needs across hybrid cloud environments. These solutions leverage automation, AI, extensive expertise in technology and innovation, services assets, and a strong set of relationships with clients and strategic business partners worldwide.

Global Business Services:

GBS competes in consulting, systems integration, application management and business process outsourcing services. We compete with broad based competitors including: Accenture, Capgemini, DXC Technology (DXC), Fujitsu; cloud services providers, such as Google and Microsoft; India-based service providers; the consulting practices of public accounting firms; and many companies that primarily focus on local markets or niche service areas.

Global Technology Services:

GTS competes in project services, managed and outsourcing services, cloud-delivered services, and technical and IT support services. Our competitors include: Atos, DXC, Fujitsu, HCL, Tata Consulting Services, Wipro and many companies that primarily focus on local markets or niche service areas. We also compete with the ecosystems of cloud platform vendors such as Amazon, Google, Microsoft and Oracle.

Systems:

The enterprise server and storage markets are characterized by competition in technology and service innovation focused on value, function, reliability, price and cost performance and as-a-Service delivery. Our principal competitors include Dell Technologies, Hewlett-Packard Enterprise (HPE), Intel and original device manufacturer systems that are often re-branded. Also, alternative as-a-Service providers are leveraging innovation in technology and service delivery both to compete with traditional providers and to offer new routes to market for server and storage systems. These alternative providers include Amazon, Google, Microsoft, and IBM’s own cloud-based services.

We gain advantage and differentiation through investments in higher value capabilities—from semiconductor through software stack innovation—that increase efficiency, lower cost and improve performance. Our research and development capabilities and IP patent portfolio contribute significantly to this segment’s leadership across areas as diverse as high-end and high-performance computing, virtualization technologies, software optimization, power management, security and resiliency, multi-operating system capabilities and open technologies like interconnect standards to be leveraged by broad ecosystems.

Global Financing:

Global Financing provides client financing, commercial financing and participates in the remanufacturing and remarketing of used equipment. Global Financing’s access to capital and its ability to manage credit and residual value risk generates a competitive advantage for the company. The key competitive factors include interest rates charged, IT product experience, client service, contract flexibility, ease of doing business, global capabilities and residual values. In client and commercial financing, Global Financing competes with three types of companies in providing financial services to IT customers: other captive financing entities of IT companies such as Cisco and HPE, non-captive financing entities and financial institutions. In remanufacturing and remarketing, the company competes with local and regional brokers plus original manufacturers in the fragmented worldwide used IT equipment market.

Forward-looking and Cautionary Statements

Certain statements contained in this Form 10-K may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (“Reform Act”). Forward-looking statements are based on the company’s current assumptions regarding future business and financial performance. These statements by their nature address matters that are uncertain to different degrees. The company may also make forward-looking statements in other reports filed with the Securities and Exchange Commission (SEC), in materials delivered to stockholders and in press releases. In addition, the company’s representatives may from time to time make oral forward-looking statements. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Words such as “anticipates,” “believes,” “expects,” “estimates,” “intends,” “plans,” “projects,” and similar expressions, may identify such forward-looking statements. Any forward-looking statement in this Form 10-K speaks only as of the date on which it is made. Except as required by law, the company assumes no obligation to update or revise any forward-looking statements. In accordance with the Reform Act, set forth under Item 1A. “Risk Factors” on pages 10 to 15 are cautionary statements that accompany those forward-looking statements. Readers should carefully review such cautionary statements as they identify certain important factors that could cause actual results to differ materially from those in the forward-looking statements and from historical trends. Those cautionary statements are not exclusive and are in addition to other factors discussed elsewhere in this Form 10-K, in the company’s filings with the SEC or in materials incorporated therein by reference.

The following information is included in IBM’s 2019 Annual Report to Stockholders and is incorporated herein by reference:

Segment information and revenue by classes of similar products or services—pages 89 to 93.

Financial information regarding environmental activities—pages 113 and 114.

The number of persons employed by the registrant—page 64.

The management discussion overview—pages 27 to 29.

Website information and company reporting—page 142.

Executive Officers of the Registrant (at February 25, 2020):

	Age	Officer since
Virginia M. Rometty, Chairman of the Board, President and Chief Executive Officer*	62	2005
Michelle H. Browdy, Senior Vice President, Legal and Regulatory Affairs, and General Counsel	55	2015
Robert F. Del Bene, Vice President and Controller	60	2017
Diane J. Gherson, Senior Vice President and Chief Human Resources Officer	62	2013
James J. Kavanaugh, Senior Vice President and Chief Financial Officer, Finance and Operations	53	2008
John E. Kelly III, Executive Vice President	66	2000
Kenneth M. Keverian, Senior Vice President, Corporate Strategy	63	2014
Martin J. Schroeter, Senior Vice President, Global Markets, Global Financing, Marketing & Communications	55	2014

*     Member of the Board of Directors.

All executive officers are elected by the Board of Directors annually as provided in the Company’s By-laws. Each executive officer named above has been an executive of IBM or its subsidiaries during the past five years.

Item 1A. Risk Factors:

Downturn in Economic Environment and Client Spending Budgets Could Impact the Company’s Business: If overall demand for IBM’s products and solutions decreases, whether due to general economic conditions or a shift in client buying patterns, the company’s revenue and profit could be impacted.

The Company May Not Meet Its Growth and Productivity Objectives under Its Internal Business Transformation and Global Integration Initiatives: On an ongoing basis, IBM seeks to drive greater agility, productivity, flexibility and cost savings by continuously transforming with the use of automation, artificial intelligence, agile processes and changes to the way the company works, while also enabling the scaling of resources, offerings and investments through the company’s globally integrated model across both emerging and more established markets. These various initiatives may not yield their intended gains in speed, quality, productivity and enablement of rapid scaling, which may impact the company’s competitiveness and its ability to meet its growth and productivity objectives.

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

Damage to IBM’s Reputation Could Impact the Company’s Business: IBM has one of the strongest brand names in the world, and its brand and overall reputation could be negatively impacted by many factors, including if the company does not continue to be recognized for its industry-leading technology and solutions and as a cognitive leader. IBM’s reputation is potentially susceptible to damage by events such as significant disputes with clients, product defects, internal control deficiencies, delivery failures, cybersecurity incidents, government investigations or legal proceedings or actions of current or former clients, directors, employees, competitors, vendors, alliance partners or joint venture partners. If the company’s brand image is tarnished by negative perceptions, its ability to attract and retain customers and talent could be impacted.

Risks from Investing in Growth Opportunities Could Impact the Company’s Business: The company continues to invest significantly in key strategic areas to drive revenue growth and market share gains. Client adoption rates and viable economic models are less certain in the high-value, highly competitive, and rapidly-growing segments. Additionally, emerging business and delivery models may unfavorably impact demand and profitability for our other products or services. If the company does not adequately and timely anticipate and respond to changes in customer and market preferences, competitive actions, emerging business models and ecosystems, the client demand for our products or services may decline or IBM’s costs may increase.

IBM’s Intellectual Property Portfolio May Not Prevent Competitive Offerings, and IBM May Not Be Able to Obtain Necessary Licenses: The company’s patents and other intellectual property may not prevent competitors from independently developing products and services similar to or duplicative to the company’s, nor can there be any assurance that the resources invested by the company to protect its intellectual property will be sufficient or that the company’s intellectual property portfolio will adequately deter misappropriation or improper use of the company’s technology. In addition, the company may be the target of aggressive and opportunistic enforcement of patents by third parties, including non-practicing entities. Also, there can be no assurances that IBM will be able to obtain from third parties the licenses it needs in the future. The company’s ability to protect its intellectual property could also be impacted by changes to existing laws, legal principles and regulations governing intellectual property, including the ownership and protection of patents.

Certain of the Company’s offerings incorporate open source software licensed without warranties, indemnification, or other contractual protections. If the code is no longer maintained by the relevant open source community, then it may be more difficult to make the necessary revisions to the software, including modifications to address security vulnerabilities, which could impact IBM’s ability to market its products, mitigate cybersecurity risks or fulfill its contractual obligations to customers.

Cybersecurity and Privacy Considerations Could Impact the Company’s Business: There are numerous and evolving risks to cybersecurity and privacy, including risks originating from intentional acts of criminal hackers, hacktivists, nation states and competitors; from intentional and unintentional acts of customers, contractors, business partners, vendors, employees and other third parties; and from errors in processes or technologies. Computer hackers and others routinely attempt to attack the security of technology products, services, systems and networks. Such attacks may involve fraudulently inducing customers, contractors, business partners, vendors, employees and other third parties to disclose information, transfer funds, or unwittingly provide access to systems or data. The company is at risk of security breaches not only of our own products, services, systems and networks, but also those of customers, contractors, business partners, vendors, employees and other third parties. Cyber threats are continually evolving, making it difficult to detect and defend against certain threats and vulnerabilities that can persist over extended periods of time. The company’s products, services, systems and networks, including cloud-based systems and systems and technologies that the company maintains on behalf of its customers, may be used in critical company, customer or third-party operations, and may involve the storage, processing and transmission of sensitive data, including valuable intellectual property, other proprietary or confidential data, regulated data, and personal information of employees, customers and others. These products, services, systems and networks are also used by customers in heavily regulated industries, including those in the financial services, healthcare, critical infrastructure and government sectors. Successful cybersecurity attacks or other security incidents could result in, for example, one or more of the following: unauthorized access to, disclosure, modification, misuse, loss, or destruction of company, customer, or other third party data or systems; theft or import or export of sensitive, regulated, or confidential data including personal information and intellectual property; the loss of access to critical data or systems through ransomware, crypto mining, destructive attacks or other means; and business delays, service or system disruptions or denials of service. In the event of such actions, the company, its customers and other third parties could be exposed to liability, litigation, and regulatory or other government action, as well as the loss of existing or potential customers, damage to brand and reputation, and other financial loss. In addition, the cost and operational consequences of responding to cybersecurity incidents and implementing remediation measures could be significant. In the company’s industry, security vulnerabilities are increasingly discovered, publicized and exploited across a broad range of hardware, software or other infrastructure, elevating the risk of attacks and the potential cost of response and remediation for the company and its customers. In addition, the fast-paced, evolving, pervasive, and sophisticated nature of certain cyber threats and vulnerabilities, as well as the scale and complexity of the business and infrastructure, make it possible that certain threats or vulnerabilities will be undetected or unmitigated in time to prevent an attack on the company or its customers, and may not be detected or remediated for some time afterward particularly if additional steps are required to implement remediation-related updates. Cybersecurity risk to the company and its customers also depends on factors such as the actions, practices and investments of customers, contractors, business partners, vendors and other third parties. Cyber attacks or other catastrophic events resulting in disruptions to or failures in power, information technology, communication systems or other critical infrastructure could result in interruptions or delays to company, customer, or other third party operations or services, financial loss, injury or death to persons or property, potential liability, and damage to brand and reputation. Although the company continuously takes significant steps to mitigate cybersecurity risk across a range of functions, such measures can never eliminate the risk entirely or provide absolute security. To date, while the company continues to monitor for, identify, investigate, respond to and remediate security incidents, including those associated with cybersecurity attacks, there has not been a cybersecurity attack that has had a material adverse effect on the company, though there is no assurance that there will not be a cybersecurity attack that has a material adverse effect in the future.

As a global enterprise, the regulatory environment with regard to cybersecurity, privacy and data protection issues is increasingly complex and will continue to impact the company’s business, including through increased risk, increased costs, and expanded or otherwise altered compliance obligations. As the company’s reliance on data grows, the potential impact of regulations on the company’s business, risks, and reputation will grow accordingly. The enactment and expansion of data protection and privacy laws and regulations around the globe, the lack of harmonization of such laws and regulations, and the potential regulation of new and emerging technologies such as artificial intelligence will continue to result in increased compliance costs and risks. Any additional costs and penalties associated with increased compliance and risk reduction could make certain offerings less profitable or increase the difficulty of bringing certain offerings to market.

The Company’s Financial Results for Particular Periods Are Difficult to Predict: IBM’s revenues and profitability are affected by such factors as the introduction of new products and services, the ability to compete effectively in increasingly competitive marketplaces, the length of the sales cycles and the seasonality of technology purchases. In addition, certain of the company’s growth areas involve new products, new customers, new and evolving competitors, and new markets, all of which contribute to the difficulty of predicting the company’s financial results. The company’s financial results may also be impacted by the structure of products and services contracts and the nature of its customers’ businesses; for example, certain of the company’s services contracts with commercial customers in regulated industries are subject to periodic review by regulators with respect to controls and processes. As a result of the above-mentioned factors, the company’s financial results are difficult to predict. Historically, the company has had lower revenue in the first quarter than in the immediately preceding fourth quarter. In addition, the high volume of products typically ordered at the end of each quarter, especially at the end of the fourth quarter, make financial results for a given period difficult to predict.

Due to the Company’s Global Presence, Its Business and Operations Could Be Impacted by Local Legal, Economic, Political, Health and Other Conditions: The company is a globally integrated entity, operating in over 175 countries worldwide and deriving more than sixty percent of its revenues from sales outside the United States. Changes in the laws or policies of the countries in which the company operates, or inadequate development or enforcement of such laws or policies, could affect the company’s business and the company’s overall results of operations. The company’s results of operations also could be affected by economic and political changes in those countries and by macroeconomic changes, including recessions, inflation, currency fluctuations between the U.S. dollar and non-U.S. currencies and adverse changes in trade relationships amongst those countries. Further, as the company expands its customer base and the scope of its offerings, both within the U.S. and globally, it may be impacted by additional regulatory or other risks, including compliance with U.S. and foreign data privacy requirements, data localization requirements, labor relations laws, enforcement of IP protection laws, laws relating to anti-corruption, anti-competition regulations, and import, export and trade restrictions. Further, international trade disputes could create uncertainty. Tariffs and international trade sanctions resulting from these disputes could affect the company’s ability to move goods and services across borders, or could impose added costs to those activities. Measures taken to date by the company to mitigate these impacts could be made less effective should trade sanctions or tariffs change. In addition, any widespread outbreak of an illness, pandemic or other local or global health issue, natural disasters, climate change impacts, or uncertain political climates, international hostilities, or any terrorist activities, could adversely affect customer demand, the company’s operations and supply chain, and its ability to source and deliver products and services to its customers. For example, the U.K. referendum to exit from the E.U., commonly referred to as “Brexit”, has caused global economic, trade and regulatory uncertainty. The company is actively monitoring and planning for Brexit.

The Company Could Incur Substantial Costs for Environmental Matters: The company is subject to various federal, state, local and foreign laws and regulations concerning the discharge of materials into the environment or otherwise related to environmental protection, including the U.S. Superfund law. The company could incur substantial costs, including cleanup costs, fines and civil or criminal sanctions, as well as third-party claims for property damage or personal injury, if it were to violate or become liable under environmental laws and regulations. Compliance with environmental laws and regulations is not expected to have a material adverse effect on the company’s financial position, results of operations and competitive position.

Tax Matters Could Impact the Company’s Results of Operations and Financial Condition: The company is subject to income taxes in both the United States and numerous foreign jurisdictions. IBM’s provision for income taxes and cash tax liability in the future could be adversely affected by numerous factors including, but not limited to, income before taxes being lower than anticipated in countries with lower statutory tax rates and higher than anticipated in countries with higher statutory tax rates, changes in the valuation of deferred tax assets and liabilities, and changes in tax laws, regulations, accounting principles or interpretations thereof, which could adversely impact the company’s results of operations and financial condition in future periods. The Organization for Economic Cooperation and Development (OECD) is issuing guidelines that are different, in some respects, than long-standing international tax principles. As countries unilaterally amend their tax laws to adopt certain parts of the OECD guidelines, this may increase tax uncertainty and may adversely impact the company’s income taxes. Local country, state, provincial or municipal taxation may also be subject to review and potential override by regional, federal, national or similar forms of government. In addition, IBM is subject to the continuous examination of its income tax returns by the United States

Internal Revenue Service and other tax authorities around the world. The company regularly assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of its provision for income taxes. There can be no assurance that the outcomes from these examinations will not have an adverse effect on the company’s provision for income taxes and cash tax liability.

The Company’s Results of Operations and Financial Condition Could Be Negatively Impacted by Its U.S. and non-U.S. Pension Plans: Adverse financial market conditions and volatility in the credit markets may have an unfavorable impact on the value of the company’s pension trust assets and its future estimated pension liabilities. As a result, the company’s financial results in any period could be negatively impacted. In addition, in a period of an extended financial market downturn, the company could be required to provide incremental pension plan funding with resulting liquidity risk which could negatively impact the company’s financial flexibility. Further, the company’s results could be negatively impacted by premiums for mandatory pension insolvency insurance coverage outside the United States. Premium increases could be significant due to the level of insolvencies of unrelated companies in the country at issue. IBM’s 2019 Annual Report to Stockholders includes information about potential impacts from pension funding and the use of certain assumptions regarding pension matters.

Ineffective Internal Controls Could Impact the Company’s Business and Operating Results: The company’s internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. If the company fails to maintain the adequacy of its internal controls, including any failure to implement required new or improved controls, or if the company experiences difficulties in their implementation, the company’s business and operating results could be harmed and the company could fail to meet its financial reporting obligations.

The Company’s Use of Accounting Estimates Involves Judgment and Could Impact the Company’s Financial Results: The application of accounting principles generally accepted in the U.S. (GAAP) requires the company to make estimates and assumptions about certain items and future events that directly affect its reported financial condition. The company’s most critical accounting estimates are described in the Management Discussion in IBM’s 2019 Annual Report to Stockholders, under “Critical Accounting Estimates.” In addition, as discussed in note R, “Commitments & Contingencies,” in IBM’s 2019 Annual Report to Stockholders, the company makes certain estimates including decisions related to legal proceedings and reserves. These estimates and assumptions involve the use of judgment. As a result, actual financial results may differ.

The Company’s Goodwill or Amortizable Intangible Assets May Become Impaired: The company acquires other companies, including the intangible assets of those companies. The company may not realize all the economic benefit from those acquisitions, which could cause an impairment of goodwill or intangible assets. If our goodwill or net intangible assets become impaired, we may be required to record a charge to the Consolidated Income Statement.

The Company Depends on Skilled Employees and Could Be Impacted by a Shortage of Critical Skills: Much of the future success of the company depends on the continued service, availability and integrity of skilled employees, including technical, marketing and staff resources. Skilled and experienced personnel in the areas where the company competes are in high demand, and competition for their talents is intense. Changing demographics and labor work force trends may result in a shortage of or insufficient knowledge and skills. In addition, as global opportunities and industry demand shifts, realignment, training and scaling of skilled resources may not be sufficiently rapid or successful. Further, many of IBM’s key employees receive a total compensation package that includes equity awards. Any new regulations, volatility in the stock market and other factors could diminish the company’s use or the value of the company’s equity awards, putting the company at a competitive disadvantage.

The Company’s Business Could Be Impacted by Its Relationships with Critical Suppliers: IBM’s business employs a wide variety of components, supplies, services and raw materials from a substantial number of suppliers around the world. Certain of the company’s businesses rely on a single or a limited number of suppliers, including for server processor technology for certain semiconductors. Changes in the business condition (financial or otherwise) of these suppliers could subject the company to losses and affect its ability to bring products to market. Further, the failure of the company’s suppliers to deliver components, supplies, services and raw materials in sufficient quantities, in a timely manner, and in compliance with all applicable laws and regulations could adversely affect the company’s business. In addition, any defective components, supplies or materials, or inadequate services received from suppliers could reduce the reliability of the company’s products and services and harm the company’s reputation.

Product Quality Issues Could Impact the Company’s Business and Operating Results: The company has rigorous quality control standards and processes intended to prevent, detect and correct errors, malfunctions and other defects in its products and services. If errors, malfunctions, defects or disruptions in service are experienced by customers or in the company’s operations there could be negative consequences that could impact customers’ business operations and harm the company’s business’s operating results.

The Company Could Be Impacted by Its Business with Government Clients: The company’s customers include numerous governmental entities within and outside the U.S., including the U.S. Federal Government and state and local entities. Some of the company’s agreements with these customers may be subject to periodic funding approval. Funding reductions or delays could adversely impact public sector demand for our products and services. Also, some agreements may contain provisions allowing the customer to terminate without cause and providing for higher liability limits for certain losses. In addition, the company could be suspended or debarred as a governmental contractor and could incur civil and criminal fines and penalties, which could negatively impact the company’s results of operations, financial results and reputation.

The Company Is Exposed to Currency and Financing Risks That Could Impact Its Revenue and Business: The company derives a significant percentage of its revenues and costs from its affiliates operating in local currency environments, and those results are affected by changes in the relative values of non-U.S. currencies and the U.S. dollar. Further, inherent in the company’s financing business are risks related to the concentration of credit, client creditworthiness, interest rate and currency fluctuations on the associated debt and liabilities, the determination of residual values and the financing of assets other than traditional IT assets. The company employs a number of strategies to manage these risks, including the use of derivative financial instruments, which involve the risk of non-performance by the counterparty. In addition, there can be no assurance that the company’s efforts to manage its currency and financing risks will be successful.

The Company’s Financial Performance Could Be Impacted by Changes in Market Liquidity Conditions and by Customer Credit Risk on Receivables: The company’s financial performance is exposed to a wide variety of industry sector dynamics worldwide. The company’s earnings and cash flows, as well as its access to funding, could be negatively impacted by changes in market liquidity conditions. IBM’s 2019 Annual Report to Stockholders includes information about the company’s liquidity position. The company’s client base includes many worldwide enterprises, from small and medium businesses to the world’s largest organizations and governments, with a significant portion of the company’s revenue coming from global clients across many sectors. Most of the company’s sales are on an open credit basis, and the company performs ongoing credit evaluations of its clients’ financial conditions. If the company becomes aware of information related to the creditworthiness of a major customer, or if future actual default rates on receivables in general differ from those currently anticipated, the company may have to adjust its allowance for credit losses, which could affect the company’s consolidated net income in the period the adjustments are made.

The Company’s Reliance on Third Party Distribution Channels and Ecosystems Could Impact Its Business: The company offers its products directly and through a variety of third party distributors, resellers and ecosystem partners. Changes in the business condition (financial or otherwise) of these distributors, resellers and ecosystem partners could subject the company to losses and affect its ability to bring its products to market. As the company moves into new areas, distributors, resellers and ecosystem partners may be unable to keep up with changes in technology and offerings, and the company may be unable to recruit and enable appropriate partners to achieve growth objectives. In addition, the failure of third party distributors, resellers and ecosystem partners to comply with all applicable laws and regulations may prevent the company from working with them and could subject the company to losses and affect its ability to bring products to market.

Risks to the Company from Acquisitions, Alliances and Dispositions Include Integration Challenges, Failure to Achieve Objectives, the Assumption of Liabilities and Higher Debt Levels: The company has made and expects to continue to make acquisitions, alliances and dispositions. Such transactions present significant challenges and risks and there can be no assurances that the company will manage such transactions successfully or that strategic opportunities will be available to the company on acceptable terms or at all. The related risks include the company failing to achieve strategic objectives, anticipated revenue improvements and cost savings, the failure to retain key strategic relationships of acquired companies, the failure to retain key personnel and the assumption of liabilities related to litigation or other legal proceedings involving the businesses in such transactions, as well as the failure to close planned transactions. Such transactions may require the company to secure financing and any significant disruption or turmoil in the capital markets could have an adverse effect on IBM’s ability to access the capital markets at favorable terms. From time to time, the company disposes or attempts to dispose of assets that are no longer central to its strategic objectives. Any such disposition or attempted disposition is subject to risks, including risks related to the terms and timing of such disposition, risks related to obtaining necessary governmental or regulatory approvals and risks related to retained liabilities not subject to the company’s control.

The Company Is Subject to Legal Proceedings and Investigatory Risks: As a company with a substantial employee population and with clients in more than 175 countries, IBM is or may become involved as a party and/or may be subject to a variety of claims, demands, suits, investigations, tax matters and other proceedings that arise from time to time in the ordinary course of its business. The risks associated with such legal proceedings are described in more detail in note R, “Commitments & Contingencies” in IBM’s 2019 Annual Report to Stockholders. The company believes it has adopted appropriate risk management and compliance programs. Legal and compliance risks, however, will continue to exist and additional legal proceedings and other contingencies, the outcome of which cannot be predicted with certainty, may arise from time to time.

Risk Factors Related to IBM Securities: The company and its subsidiaries issue debt securities in the worldwide capital markets from time to time, with a variety of different maturities and in different currencies. The value of the company’s debt securities fluctuates based on many factors, including the methods employed for calculating principal and interest, the maturity of the securities, the aggregate principal amount of securities outstanding, the redemption features for the securities, the level, direction and volatility of interest rates, changes in exchange rates, exchange controls, governmental and stock exchange regulations and other factors over which the company has little or no control. The company’s ability to pay interest and repay the principal for its debt securities is dependent upon its ability to manage its business operations, as well as the other risks described under this Item 1A. entitled “Risk Factors.” There can be no assurance that the company will be able to manage any of these risks successfully.

The company also issues its common stock from time to time in connection with various compensation plans, contributions to its pension plan and certain acquisitions. The market price of IBM common stock is subject to significant volatility, due to other factors described under this Item 1A. entitled “Risk Factors,” as well as economic and geopolitical conditions generally, trading volumes, speculation by the press or investment community about the company’s financial condition, and other factors, many of which are beyond the company’s control. Since the market price of IBM’s common stock fluctuates significantly, stockholders may not be able to sell the company’s stock at attractive prices.

In addition, changes by any rating agency to the company’s outlook or credit ratings can negatively impact the value and liquidity of both the company’s debt and equity securities. The company does not make a market in either its debt or equity securities and cannot provide any assurances with respect to the liquidity or value of such securities.

Item 1B. Unresolved Staff Comments:

Not applicable.

Item 2. Properties:

IBM’s corporate headquarters are located at an owned site in Armonk, New York. As of December 31, 2019, in aggregate, we owned or leased facilities for current use consisting of approximately 75 million square feet worldwide, including 2 million square feet of leased space resulting from the acquisition of Red Hat on July 9, 2019.

At December 31, 2019, IBM’s facilities in the U.S. had aggregate floor space of approximately 26 million square feet, of which nearly 13 million was owned and over 13 million was leased. Outside the U.S., facilities totaled approximately 49 million square feet, of which 10 million was owned and 39 million was leased. This space is primarily used for sales and distribution, manufacturing and development, data processing services including the company’s cloud centers, research and other administrative and general support purposes. Our facilities are utilized for current operations of all business segments.

Continuous maintenance and upgrading of facilities are essential to maintain technological leadership, improve productivity and meet customer demand. We believe that in all material respects our properties have been satisfactorily maintained, are in good condition and are suitable for our operations.

Item 3. Legal Proceedings:

Refer to note R, “Commitments & Contingencies,” on pages 114 to 116 of IBM’s 2019 Annual Report to Stockholders, which is incorporated herein by reference.

Item 4. Mine Safety Disclosures:

Not applicable.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities:

Refer to page 142 of IBM’s 2019 Annual Report to Stockholders, which is incorporated herein by reference solely as it relates to this item.

IBM common stock is listed on the New York Stock Exchange and the Chicago Stock Exchange under the symbol “IBM.” There were 380,707 common stockholders of record at February 10, 2020.

The following table provides information relating to the company’s repurchase of common stock for the fourth quarter of 2019.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program*
October 1, 2019— October 31, 2019	—	$—	—	$2,007,611,768
November 1, 2019— November 30, 2019	—	$—	—	$2,007,611,768
December 1, 2019— December 31, 2019	—	$—	—	$2,007,611,768
Total	—	$—	—

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

The company’s acquisition of Red Hat on July 9, 2019, was funded through a combination of debt and cash, with incremental debt issued earlier in 2019. The company suspended its share repurchase program at the time of closing. At December 31, 2019 there was approximately $2.0 billion in authorized funds remaining for purchases under this program.

Item 6. Selected Financial Data:

Refer to pages 139 and 140 of IBM’s 2019 Annual Report to Stockholders, which are incorporated herein by reference.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations:

Refer to pages 26 through 64 of IBM’s 2019 Annual Report to Stockholders, which are incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk:

Refer to the section titled “Market Risk” on pages 63 and 64 of IBM’s 2019 Annual Report to Stockholders, which is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data:

Refer to pages 68 through 138 of IBM’s 2019 Annual Report to Stockholders, which are incorporated herein by reference. Also refer to the Financial Statement Schedule on page S-1 of this Form 10-K.

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

Refer to “Report of Management” and “Report of Independent Registered Public Accounting Firm” on pages 65 to 67 of IBM’s 2019 Annual Report to Stockholders, which are incorporated herein by reference. There has been no change in the company’s internal control over financial reporting that occurred during the fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

Item 9B. Other Information:

As previously announced, Arvind Krishna has been elected Chief Executive Officer and a member of the IBM Board of Directors, effective April 6, 2020. As a result, Article III, Section 2 of the Company’s By-Laws was amended to increase the number of directors to 14, effective April 6, 2020. Additionally, Article V, Section 8 of the Company’s By-Laws was amended to state that either the Chairman of the Board or an officer, as the Board of Directors may designate, shall be the Chief Executive Officer of the Company. The full text of IBM’s By-Laws, as amended effective April 6, 2020, is included as Exhibit 3.2 of this report.

PART III

Item 10. Directors, Executive Officers and Corporate Governance:

Refer to the information under the captions “Election of Directors for a Term of One Year,” “Board and Governance—Committees of the Board,” “Board and Governance—Section 16(a) Beneficial Ownership Reporting Compliance,” “Board and Governance—Corporate Governance” and “Frequently Asked Questions—How do I submit an item of business for the 2021 annual meeting?” in IBM’s definitive Proxy Statement to be filed with the SEC and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held April 28, 2020, all of which information is incorporated herein by reference. Also refer to Item 1 of this Form 10-K under the caption “Executive Officers of the Registrant (at February 25, 2020)” on page 9 for additional information on the company’s executive officers.

Item 11. Executive Compensation:

Refer to the information under the captions “2019 Summary Compensation Table Narrative,” “2019 Summary Compensation Table,” “2019 Compensation Discussion and Analysis,” “2019 Grants of Plan-Based Awards Table,” “2019 Outstanding Equity Awards at Fiscal Year-End Table,” “2019 Option Exercises and Stock Vested Table,” “2019 Pension Plan Narrative,” “2019 Retention Plan Table,” “2019 Pension Benefits Narrative,” “2019 Pension Benefits Table,” “2019 Nonqualified Deferred Compensation Narrative,” “2019 Nonqualified Deferred Compensation Table,” “2019 Potential Payments Upon Termination Narrative,” “2019 Potential Payments Upon Termination Table,” “Board and Governance—Compensation Committee Interlocks and Insider Participation: None,” “Compensation Program as It Relates to Risk,” “Executive Compensation—2019 Report of the Executive Compensation and Management Resources Committee of the Board of Directors,” and “Pay Ratio” in IBM’s definitive Proxy Statement to be filed with the SEC and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held April 28, 2020, all of which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters:

Refer to the information under the captions “Ownership of Securities—Security Ownership of Certain Beneficial Owners” and “Ownership of Securities—Common Stock and Stock-Based Holdings of Directors and Executive Officers” in IBM’s definitive Proxy Statement to be filed with the SEC and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held April 28, 2020, all of which information is incorporated herein by reference.

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1) (a)		Weighted-average exercise price of outstanding options, warrants and rights(1) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a)) (c)
Equity compensation plans approved by security holders
Options	1,500,000		$139.83	—
RSUs	10,765,835		N/A	—
PSUs	4,119,972	(2)	N/A	—
Subtotal	16,385,807		$139.83	78,665,928
Equity compensation plans not approved by security holders
Options	—		$—	—
RSUs	560,793		N/A	—
PSUs	164,703	(2)	N/A	—
DCEAP shares	174,195		N/A	—
Subtotal	899,691		$—	15,137,333
Total	17,285,498		$139.83	93,803,261

N/A is not applicable

RSUs = Restricted Stock Units, including Retention Restricted Stock Units

PSUs = Performance Share Units

DCEAP Shares = Promised Fee Shares under the DCEAP (see plan description below)

(1)	In connection with 27 acquisition transactions, 118,567 additional share based awards, consisting of stock options, were outstanding at December 31, 2019 as a result of the Company’s assumption of awards granted by the acquired entities. The weighted-average exercise price of these awards was $42.75. The Company has not made, and will not make, any further grants or awards of equity securities under the plans of these acquired companies.
(2)	The numbers included for PSUs in column (a) above reflect the maximum number payout. Assuming target number payout, the number of securities to be issued upon exercise of PSUs for equity compensation plans approved by security holders is 2,746,648 and for equity compensation plans not approved by security holders is 109,802. For additional information about PSUs, including payout calculations, refer to the information under ‘‘2019 Summary Compensation Table Narrative,’’ in IBM’s definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held April 28, 2020.

The material features of each equity compensation plan under which equity securities are authorized for issuance that was adopted without stockholder approval are described below:

2001 Long-Term Performance Plan (the “2001 Plan”)

The 2001 Plan has been used to fund awards for employees other than senior executives of the Company. Awards for senior executives of the Company have been and will continue to be funded from the stockholder-approved 1999 Long-Term Performance Plan (the ‘‘1999 Plan’’); the 1999 Plan is also used to fund awards for employees other than senior executives, otherwise, the provisions of the 2001 Plan are identical to the 1999 Plan, including the type of awards that may be granted under the plan (stock options, restricted stock and unit awards and long-term performance incentive awards).

The 2001 Plan is administered by the Executive Compensation and Management Resources Committee of the Board of Directors (the ‘‘Committee’’), and that Committee may delegate to officers of the company certain of its duties, powers and authority. Payment of awards may be made in the form of cash, stock or combinations thereof and may be deferred with Committee approval. Awards are not transferable or assignable except (i) by law, will or the laws of descent and distribution, (ii) as a result of the disability of the recipient, or (iii) with the approval of the Committee.

If the employment of a participant terminates, other than as a result of the death or disability of a participant, all unexercised, deferred and unpaid awards shall be canceled immediately, unless the award agreement provides otherwise. In the event of the death of a participant or in the event a participant is deemed by the company to be disabled and eligible for benefits under the terms of the IBM Long-Term Disability Plan (or any successor plan or similar plan of another employer), the participant’s estate, beneficiaries or representative, as the case may be, shall have the rights and duties of the participant under the applicable award agreement. In addition, unless the award agreement specifies otherwise, the Committee may cancel, rescind, suspend, withhold or otherwise limit or restrict any unexpired, unpaid, or deferred award at any time if the participant is not in compliance with all applicable provisions of the awards agreement and the 2001 Plan. In addition, awards may be cancelled if the participant engages in any conduct or act determined to be injurious, detrimental or prejudicial to any interest of the company.

PWCC Acquisition Long-Term Performance Plan (the “PWCC Plan”)

The PWCC Plan was adopted by the Board of Directors in connection with the company’s acquisition of PricewaterhouseCoopers Consulting (‘‘PwCC’’) from PricewaterhouseCoopers LLP, as announced on October 1, 2002. The PWCC Plan has been and will continue to be used solely to fund awards for employees of PwCC who have become employed by the company as a result of the acquisition. Awards for senior executives of the company will not be funded from the PWCC Plan. The terms and conditions of the PWCC Plan are substantively identical to the terms and conditions of the 2001 Plan, described above.

Amended and Restated Deferred Compensation and Equity Award Plan (the “DCEAP”)

The DCEAP was adopted in 1993 and amended and restated effective January 1, 2014. Under the Amended and Restated DCEAP, non-management directors receive Promised Fee Shares in connection with deferred annual retainer payments. Each Promised Fee Share is equal in value to one share of the company’s common stock. Upon a director’s retirement or other completion of service as a director, amounts deferred into Promised Fee Shares are payable in either cash and/or shares of the company’s stock either as lump sum or installments pursuant to the director’s distribution election. For additional information about the DCEAP, see ‘‘2019 Director Compensation Narrative’’ in IBM’s definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held April 28, 2020.

Item 13. Certain Relationships and Related Transactions, and Director Independence:

Refer to the information under the captions “IBM Board of Directors,” “Board and Governance—Committees of the Board” and “Board and Governance—Certain Transactions and Relationships” in IBM’s definitive Proxy Statement to be filed with the SEC and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held April 28, 2020, all of which information is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services:

Refer to the information under the captions “Report of the Audit Committee of the Board of Directors” and “Audit and Non-Audit Fees” in IBM’s definitive Proxy Statement to be filed with the SEC and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held April 28, 2020, all of which information is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules:

(a)	The following documents are filed as part of this report:
1.	Financial statements from IBM’s 2019 Annual Report to Stockholders, which are incorporated herein by reference:

Report of Independent Registered Public Accounting Firm (page 66 and 67).

Consolidated Income Statement for the years ended December 31, 2019, 2018 and 2017 (page 68).

Consolidated Statement of Comprehensive Income for the years ended December 31, 2019, 2018 and 2017 (page 69).

Consolidated Balance Sheet at December 31, 2019 and 2018 (page 70).

Consolidated Statement of Cash Flows for the years ended December 31, 2019, 2018 and 2017 (page 71).

Consolidated Statement of Equity at December 31, 2019, 2018 and 2017 (pages 72 and 73).

Notes to Consolidated Financial Statements (pages 74 through 138).

2.	Financial statement schedule required to be filed by Item 8 of this Form:

Page	Schedule Number
Report of Independent Registered Public Accounting Firm on Financial Statement Schedule.
S-1	II	Valuation and Qualifying Accounts and Reserves for the years ended December 31, 2019, 2018 and 2017.

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
The By-Laws of IBM, as amended through October 29, 2019, is Exhibit 3.2 to Form 10-Q for the quarter ended September 30, 2019, and is hereby incorporated by reference.
	The By-Laws of IBM, as amended through April 6, 2020.	3.2
(4)	Instruments defining the rights of security holders.

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
The instrument defining the rights of the holders of the 1.625% Notes due 2020 is Exhibit 3.1 to Form 8-K, filed May 6, 2013, and is hereby incorporated by reference.
The instrument defining the rights of the holders of the 3.375% Notes due 2023 is Exhibit 2 to Form 8-K, filed July 31, 2013, and is hereby incorporated by reference.

The instruments defining the rights of the holders of the 1.875% Notes due 2020 and 2.875% Notes due 2025 are Exhibits 2 and 3 to Form 8-K, filed November 6, 2013, and are hereby incorporated by reference.

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
The instrument defining the rights of the holders of the 1.250% Notes due 2023 is Exhibit 2 to Form 8-K, filed November 25, 2014, and is hereby incorporated by reference.
The instrument defining the rights of the holders of the 2.625% Notes due 2022 is Exhibit 2 to Form 8-K, filed on August 4, 2015, and is hereby incorporated by reference.
The instrument defining the rights of the holders of the 2.875% Notes due 2022 is Exhibit 2 to Form 8-K, filed on November 6, 2015, and is hereby incorporated by reference.

The instruments defining the rights of the holders of the 2.250% Notes due 2021, 3.450% Notes due 2026 and 4.700% Notes due 2046 are Exhibits 4.3, 4.4 and 4.5 to Form 8-K filed February 18, 2016, and are hereby incorporated by reference.

The instruments defining the rights of the holders of the 0.500% Notes due 2021, 1.125% Notes due 2024 and 1.750% Notes due 2028 are Exhibits 4.1, 4.2 and 4.3 to Form 8-K filed March 4, 2016, and are hereby incorporated by reference.

Reference Number per Item 601 of Regulation S-K	Description of Exhibits	Exhibit Number in this Form 10-K
The instrument defining the rights of the holders of the 0.30% Notes due 2026 is Exhibit 4 to Form 8-K filed November 1, 2016, and is hereby incorporated by reference.

The instruments defining the rights of the holders of the 2.500% Notes due 2022 and 3.300% Notes due 2027 are Exhibits 4.3 and 4.4 to Form 8-K filed January 26, 2017, and are hereby incorporated by reference.

The instruments defining the rights of the holders of the 0.950% Notes due 2025, and 1.500% Notes due 2029 are Exhibits 4.1 and 4.2 to Form 8-K filed May 22, 2017, and are hereby incorporated by reference.

The instruments defining the rights of the holders of the 0.375% Notes due 2023, the 0.875% Notes due 2025, the 1.250% Notes due 2027 and the 1.750% Notes due 2031 are Exhibits 4.1, 4.2, 4.3 and 4.4 to Form 8-K, filed January 30, 2019, and are hereby incorporated by reference.

The instruments defining the rights of the holders of the Floating Rate Notes due 2021, 2.800% Notes due 2021, the 2.850% Notes due 2022. the 3.000% Notes due 2024, the 3.300% Notes due 2026, the 3.500% Notes due 2029, the 4.150% Notes due 2039 and the 4.250% Notes due 2049 are Exhibits 4.1, 4.2, 4.3, 4.4, 4.5, 4.6, 4.7 and 4.8 to Form 8-K, filed May 14, 2019, and are hereby incorporated by reference.

The instruments defining the rights of the holders of the 0.300% Notes due 2028, the 0.650% Notes due 2032 and the 1.200% Notes due 2040 are Exhibits 4.1, 4.2 and 4.3 to Form 8-K, filed February 10, 2020, and are hereby incorporated by reference.

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

	Description of Securities Registered under Section 12 of the Exchange Act	4.1
(9)	Voting trust agreement	Not applicable
(10)	Material contracts

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

The IBM 1997 Long-Term Performance Plan, a compensatory plan, contained in Registration Statement No. 333-31305 on Form S-8, as such amended plan was filed as Exhibit 10.4 to Form 10-Q for the quarter ended September 30, 2007, is hereby incorporated by reference.*

Forms of LTPP equity award agreements for (i) stock options, restricted stock, restricted stock units, cash-settled restricted stock units, SARS and (ii) retention restricted stock unit awards. Such equity award agreement forms and the related terms and conditions document, effective June 9, 2014, were filed under Exhibit 10.1 as Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2014, are hereby incorporated by reference.*

Form of LTPP equity award agreement for performance share units was filed as Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2015, and is hereby incorporated by reference.*
Terms and Conditions of LTPP equity award agreements was filed as Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2016, and is hereby incorporated by reference.*

Form of LTPP equity award agreement for performance share units and Terms and Conditions of LTPP Equity Awards, effective June 1, 2018, in connection with the foregoing award agreements, filed as Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2018, is hereby incorporated by reference.*

Forms of LTPP equity award agreements for (i) stock options, restricted stock, restricted stock units, cash-settled restricted stock units, SARS, (ii) performance share units and (iii) retention restricted stock unit awards as well as the Terms and Conditions of LTPP Equity Awards, effective August 15, 2018, in connection with the foregoing award agreements, filed as Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2018, are hereby incorporated by reference.*

Forms of equity award agreements for (i) stock options, restricted stock, restricted stock units, cash-settled restricted stock units, SARS, (ii) performance share units and (iii) retention restricted stock unit awards as well as the Terms and Conditions of LTPP Equity Awards, effective October 1, 2018, in connection with the foregoing award agreements, filed as Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2018 are hereby incorporated by reference.*

Terms and Conditions of LTPP equity award agreements was filed as Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2019, and is hereby incorporated by reference.*

Forms of equity award agreements for stock options, restricted stock, restricted stock units, cash-settled restricted stock units and SARS, as well as the Terms and Conditions of LTPP Equity Awards, effective July 15, 2019, in connection with the foregoing award agreements, filed as Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2019, are hereby incorporated by reference.*

Reference Number per Item 601 of Regulation S-K	Description of Exhibits	Exhibit Number in this Form 10-K

Forms of LTPP equity award agreements for (i) stock options, restricted stock, restricted stock units, cash-settled restricted stock units, SARS, and (ii) performance share units, as well as the Terms and Conditions of LTPP Equity Awards, effective October 1, 2019, in connection with the foregoing award agreements, filed as Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2019, are hereby incorporated by reference.*

	Form of LTPP equity award agreement for performance share units and the terms and conditions of LTPP Equity Awards, effective December 17, 2019, in connection with the foregoing award agreements.*	10.1

Board of Directors compensatory plans, as described under the caption “General Information—2019 Director Compensation” in IBM’s definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held April 28, 2020, are hereby incorporated by reference.*

	The IBM Non-Employee Directors Stock Option Plan, contained in Registration Statement 33-60227 on Form S-8, is hereby incorporated by reference.*

The IBM Board of Directors Amended and Restated Deferred Compensation and Equity Award Plan, a compensatory plan, as amended and restated effective January 1, 2014, which was filed as Exhibit 10.1 to Form 10-K for the year ended December 31, 2013, and is hereby incorporated by reference.*

Amendment No. 1 to the Amended and Restated Deferred Compensation and Equity Award Plan, effective January 30, 2018, which was filed as Exhibit 10.1 to Form 10-K for the year ended December 31, 2017, is hereby incorporated by reference.

The IBM Supplemental Executive Retention Plan, a compensatory plan, as amended and restated through December 31, 2008, which was filed as Exhibit 10.2 to Form 10-K for the year ended December 31, 2008, is hereby incorporated by reference.*

Amendment No. 1 to the IBM Supplemental Executive Retention Plan, a compensatory plan, effective December 9, 2014, which was filed as Exhibit 10.1 to Form 10-K for the year ended December 31, 2014, and is hereby incorporated by reference.*

The IBM Excess 401(k) Plus Plan, a compensatory plan (formerly the IBM Executive Deferred Compensation Plan), as amended and restated through January 1, 2010, which was filed as Exhibit 10.1 to Form 10-K for the year ended December 31, 2009 contained in Registration Statement No. 333-171968 on Form S-8, is hereby incorporated by reference.*

Amendment No. 1 to the IBM Excess 401(k) Plus Plan, a compensatory plan, effective January 1, 2013 which was filed as Exhibit 10.1 to Form 10-K for the year ended December 31, 2012, and is hereby incorporated by reference.*

Amendment No. 2 to the IBM Excess 401(k) Plus Plan, a compensatory plan, effective January 1, 2013 which was filed as Exhibit 10.2 to Form 10-K for the year ended December 31, 2012, and is hereby incorporated by reference.*

Amendment No. 3 to the IBM Excess 401(k) Plus Plan, a compensatory plan, effective January 1, 2013 which was filed as Exhibit 10.2 to Form 10-K for the year ended December 31, 2013, and is hereby incorporated by reference.*

Reference Number per Item 601 of Regulation S-K	Description of Exhibits	Exhibit Number in this Form 10-K

Amendment No. 4 to the IBM Excess 401(k) Plus Plan, a compensatory plan, dated as of February 25, 2014, which was filed as Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2014, and is hereby incorporated by reference.*

Amendment No. 5 to the IBM Excess 401(k) Plus Plan, a compensatory plan, dated as of December 9, 2014, which was filed as Exhibit 10.2 to Form 10-K for the year ended December 31, 2014, and is hereby incorporated by reference.*

Amendment No. 6 to the IBM Excess 401(k) Plus Plan, a compensatory plan, dated as of December 18, 2015, which was filed as Exhibit 10.1 to Form 10-K for the year ended December 31, 2015, and is hereby incorporated by reference.*

Amendment No. 7 to the IBM Excess 401(k) Plus Plan, a compensatory plan, dated as of June 30, 2016, which was filed as Exhibit 10.2 to Form 10-Q for the quarter ended June 30, 2016, and is hereby incorporated by reference.*

Amendment No. 8 to the IBM Excess 401(k) Plus Plan, a compensatory plan, dated as of December 31, 2017, which was filed as Exhibit 10.2 to Form 10-K for the year ended December 31, 2017, is hereby incorporated by reference.*

Amendment No. 9 to the IBM Excess 401(k) Plus Plan, a compensatory plan, dated as of December 18, 2018, which was filed as Exhibit 10.1 to Form 10-K for the year ended December 31, 2018, is hereby incorporated by reference.*

The IBM 2003 Employees Stock Purchase Plan, contained in Registration Statement 333-104806 on Form S-8, as amended through April 1, 2005, which was filed as Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2005, is hereby incorporated by reference.*

	Form of Noncompetition Agreement, filed as Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2009, is hereby incorporated by reference.*
	Form of Noncompetition Agreement, filed as Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2012, is hereby incorporated by reference.*
	Form of Noncompetition Agreement, filed as Exhibit 10.2 to Form 10-K for the year ended December 31, 2015, is hereby incorporated by reference.*
	Form of Noncompetition Agreement, filed as Exhibit 10.3 to Form 10-Q for the quarter ended June 30, 2016, is hereby incorporated by reference.*
	Form of Noncompetition Agreement, filed as Exhibit 10.1 to Form 10-K for the year ended December 31, 2016, is hereby incorporated by reference.*
	Form of Noncompetition Agreement, filed as Exhibit 10.3 to Form 10-K for the year ended December 31, 2017, is hereby incorporated by reference.*
	Form of Noncompetition Agreement, filed as Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 2018, is hereby incorporated by reference.*
	Form of Noncompetition Agreement*	10.2
	Letter Agreement, signed by Erich Clementi and IBM, effective as of April 30, 2019, filed as Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2019, is hereby incorporated by reference.

Reference Number per Item 601 of Regulation S-K	Description of Exhibits	Exhibit Number in this Form 10-K

$2,500,000,000 364-Day Credit Agreement dated as of July 18, 2019, among International Business Machines Corporation and IBM Credit LLC, as Borrowers, the several lenders and other financial institutions from time to time parties to such agreement, JP Morgan Chase Bank, N.A., as Administrative Agent, BNP Paribas, Citibank N.A., Royal Bank of Canada and Mizuho Bank, Ltd., as Syndication Agents, and the Documentation Agents named therein, filed as Exhibit 10.1 to Form 8-K dated July 19, 2019, is hereby incorporated by reference.

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

Confirmation of Termination Date Extension to $2,500,000,000 Amended and Restated Three-Year Credit Agreement dated as of July 19, 2018, among International Business Machines Corporation and IBM Credit LLC, as Borrowers, the several lenders from time to time parties to such Agreement, JPMorgan Chase Bank, N.A., as Administrative Agent, BNP Paribas, Citibank, N.A., Royal Bank of Canada and Mizuho Bank, Ltd., as Syndication Agents, and the Documentation Agents named therein, filed as Exhibit 10.2 to Form 8-K dated July 19, 2019, is hereby incorporated by reference.

Confirmation of Termination Date Extension to $10,250,000,000 Amended and Restated Five-Year Credit Agreement dated as of July 19, 2018, among International Business Machines Corporation, as the Borrower, the several lenders from time to time parties to such Agreement, JPMorgan Chase Bank, N.A., as Administrative Agent, BNP Paribas, Citibank, N.A., and Royal Bank of Canada and Mizuho Bank, Ltd., as Syndication Agents, and the Documentation Agents named therein, filed as Exhibit 10.3 to Form 8-K dated July 19, 2019, is hereby incorporated by reference.

(13)	Annual Report to Security Holders	13
(18)	Letter re: change in accounting principles	Not applicable
(21)	Subsidiaries of the registrant	21
(23)	Consent of Independent Registered Public Accounting Firm	23.1
(24)	Powers of attorney	24.1
	Resolution of the IBM Board of Directors authorizing execution of this Annual Report on Form 10-K by Powers of Attorney	24.2
(28)	Information from reports furnished to state insurance regulatory authorities	Not applicable

Reference Number per Item 601 of Regulation S-K	Description of Exhibits	Exhibit Number in this Form 10-K
(31)	Certification by CEO pursuant to Rule 13A-14(a) or 15D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.1
	Certification by CFO pursuant to Rule 13A-14(a) or 15D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.2
(32)	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.1
	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.2
101.INS	XBRL Instance Document – the instance document does not appear on the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	101
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.	104

*     Management contract or compensatory plan or arrangement.

**   The Performance Graphs, set forth on page 141 of IBM’s 2019 Annual Report to Stockholders, are deemed to be furnished but not filed.

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

Date: February 25, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ VIRGINIA M. ROMETTY	Chairman of the Board, President and Chief Executive Officer	February 25, 2020
Virginia M. Rometty

/s/ JAMES J. KAVANAUGH	Senior Vice President and Chief Financial Officer, Finance and Operations	February 25, 2020
James J. Kavanaugh

/s/ ROBERT F. DEL BENE	Vice President and Controller (Chief Accounting Officer)	February 25, 2020
Robert F. Del Bene

		By:	/s/ FRANK SEDLARCIK
Frank Sedlarcik
Michael L. Eskew	Director		Attorney-in-fact February 25, 2020
David N. Farr	Director
Alex Gorsky	Director
Michelle Howard	Director
Shirley Ann Jackson	Director
Andrew N. Liveris	Director
F. William McNabb III	Director
Martha E. Pollack	Director
Joseph R. Swedish	Director
Sidney Taurel	Director
Peter R. Voser	Director
Frederick H. Waddell	Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders of

International Business Machines Corporation:

Our audits of the consolidated financial statements referred to in our report dated February 25, 2020 appearing in the 2019 Annual Report to Stockholders of International Business Machines Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

New York, New York

February 25, 2020

SCHEDULE II

INTERNATIONAL BUSINESS MACHINES CORPORATION AND SUBSIDIARY COMPANIES

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

For the Years Ended December 31:

(Dollars in Millions)

Description	Balance at Beginning of Period	Additions/ (Deductions)		Write-offs		Other		Balance at End of Period
Allowance For Credit Losses
2019
—Current	$591	$99		$(174)		$5		$521
—Noncurrent	$48	$(10)		$(4)		$(1)		$33
2018
—Current	$594	$69		$(62)		$(11)		$591
—Noncurrent	$74	$(3)		$(2)		$(20)		$48
2017
—Current	$675	$65		$(157)		$11		$594
—Noncurrent	$101	$(10)		$(42)		$26		$74
Allowance For Inventory Losses
2019	$530	$115		$(166)		$11		$490
2018	$574	$136		$(162)		$(19)		$530
2017	$525	$164		$(139)		$23		$574
Revenue Based Provisions
2019	$500	$823		$(830)		$5		$498
2018	$451	$897	*	$(828)	*	$(20)	*	$500
2017	$481	$1,006	*	$(1,056)	*	$20	*	$451

*     Reclassifed to conform to 2019 presentation.

Additions/(Deductions) to the allowances represent changes in estimates of unrecoverable amounts in receivables and inventory and are recorded to expense and cost accounts, respectively. Amounts are written-off when they are deemed unrecoverable by the company. Additions/(Deductions) to Revenue Based Provisions represent changes in estimated reductions to revenue, primarily as a result of revenue-related programs, including customer and business partner rebates. Write-offs for Revenue Based Provisions represent reductions in the provision due to amounts remitted to customers and business partners. Other primarily comprises currency translation adjustments.

S-1