Form 10-Q
period 2020-09-30
INTERNATIONAL BUSINESS MACHINES CORP
filed 2020-10-27
CIK 51143

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 2020

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

The registrant had 891,057,116 shares of common stock outstanding at September 30, 2020.

Part I - Financial Information

Item 1. Consolidated Financial Statements:

INTERNATIONAL BUSINESS MACHINES CORPORATION

AND SUBSIDIARY COMPANIES

CONSOLIDATED INCOME STATEMENT

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions except per share amounts)	2020	2019	2020	2019
Revenue:
Services	$11,180	$11,703	$33,490	$35,454
Sales	6,106	5,981	18,918	18,817
Financing	275	343	845	1,099
Total revenue	17,560	18,028	53,253	55,370
Cost:
Services	7,357	7,840	22,720	24,293
Sales	1,601	1,635	4,964	4,979
Financing	172	217	517	710
Total cost	9,130	9,692	28,202	29,982
Gross profit	8,430	8,336	25,052	25,388
Expense and other (income):
Selling, general and administrative	4,647	5,024	15,849	15,171
Research, development and engineering	1,515	1,553	4,722	4,393
Intellectual property and custom development income	(134)	(166)	(453)	(489)
Other (income) and expense	253	(31)	614	(850)
Interest expense	323	432	971	990
Total expense and other (income)	6,603	6,813	21,704	19,215
Income from continuing operations before income taxes	1,827	1,522	3,348	6,173
Provision for/(benefit from) income taxes	128	(151)	(888)	407
Income from continuing operations	$1,698	$1,673	$4,237	$5,766
Income/(loss) from discontinued operations, net of tax	(1)	(1)	(2)	(5)
Net income	$1,698	$1,672	$4,234	$5,761

Earnings/(loss) per share of common stock:
Assuming dilution:
Continuing operations	$1.89	$1.87	$4.72	$6.46
Discontinued operations	0.00	0.00	0.00	(0.01)
Total	$1.89	$1.87	$4.72	$6.45
Basic:
Continuing operations	$1.90	$1.89	$4.76	$6.50
Discontinued operations	0.00	0.00	0.00	(0.01)
Total	$1.90	$1.89	$4.76	$6.49

Weighted-average number of common shares outstanding: (millions)
Assuming dilution	897.3	892.8	895.8	892.5
Basic	891.4	886.0	889.6	887.3

(Amounts may not add due to rounding.)

(The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION

AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2020	2019	2020	2019
Net income	$1,698	$1,672	$4,234	$5,761
Other comprehensive income/(loss), before tax:
Foreign currency translation adjustments	(439)	(509)	(1,354)	(333)
Net changes related to available-for-sale securities:
Unrealized gains/(losses) arising during the period	(1)	3	0	1
Reclassification of (gains)/losses to net income	—	—	—	—
Total net changes related to available-for-sale securities	(1)	3	0	1
Unrealized gains/(losses) on cash flow hedges:
Unrealized gains/(losses) arising during the period	(32)	(439)	(249)	(798)
Reclassification of (gains)/losses to net income	(69)	488	(37)	418
Total unrealized gains/(losses) on cash flow hedges	(101)	49	(285)	(380)
Retirement-related benefit plans:
Prior service costs/(credits)	(1)	—	(5)	—
Net (losses)/gains arising during the period	0	0	65	113
Curtailments and settlements	21	3	42	7
Amortization of prior service (credits)/costs	0	(3)	1	(9)
Amortization of net (gains)/losses	586	461	1,722	1,385
Total retirement-related benefit plans	607	461	1,826	1,496
Other comprehensive income/(loss), before tax	66	4	187	784
Income tax (expense)/benefit related to items of other comprehensive income	106	(249)	(175)	(380)
Other comprehensive income/(loss), net of tax	172	(245)	12	404
Total comprehensive income/(loss)	$1,870	$1,427	$4,247	$6,165

(Amounts may not add due to rounding.)

(The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION

AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

ASSETS

	At September 30,	At December 31,
(Dollars in millions)	2020	2019
Assets:
Current assets:
Cash and cash equivalents	$14,393	$8,172
Restricted cash	160	141
Marketable securities	1,200	696
Notes and accounts receivable — trade (net of allowances of $354 in 2020 and $299 in 2019)	6,099	7,870
Short-term financing receivables (net of allowances of $205 in 2020 and $188 in 2019)	10,848	14,192
Other accounts receivable (net of allowances of $32 in 2020 and $33 in 2019)	923	1,733
Inventory, at lower of average cost or net realizable value:
Finished goods	287	220
Work in process and raw materials	1,662	1,399
Total inventory	1,949	1,619
Deferred costs	2,084	1,896
Prepaid expenses and other current assets	2,188	2,101
Total current assets	39,845	38,420
Property, plant and equipment	32,432	32,028
Less: Accumulated depreciation	22,474	22,018
Property, plant and equipment — net	9,958	10,010
Operating right-of-use assets — net	4,715	4,996
Long-term financing receivables (net of allowances of $59 in 2020 and $33 in 2019)	6,423	8,712
Prepaid pension assets	7,636	6,865
Deferred costs	2,438	2,472
Deferred taxes	8,852	5,182
Goodwill	58,355	58,222
Intangible assets — net	13,962	15,235
Investments and sundry assets	1,944	2,074
Total assets	$154,128	$152,186

(Amounts may not add due to rounding.)

(The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION

AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEET – (CONTINUED)

(UNAUDITED)

LIABILITIES AND EQUITY

	At September 30,	At December 31,
(Dollars in millions except per share amount)	2020	2019
Liabilities:
Current liabilities:
Taxes	$2,375	$2,839
Short-term debt	10,285	8,797
Accounts payable	3,985	4,896
Compensation and benefits	3,602	3,406
Deferred income	11,681	12,026
Operating lease liabilities	1,336	1,380
Other accrued expenses and liabilities	4,730	4,357
Total current liabilities	37,993	37,701
Long-term debt	55,129	54,102
Retirement and nonpension postretirement benefit obligations	16,732	17,142
Deferred income	3,820	3,851
Operating lease liabilities	3,635	3,879
Other liabilities	15,484	14,526
Total liabilities	132,794	131,202
Equity:
IBM stockholders’ equity:
Common stock, par value $0.20 per share, and additional paid-in capital	56,366	55,895
Shares authorized: 4,687,500,000
Shares issued: 2020 - 2,241,658,034
2019 - 2,237,996,975
Retained earnings	162,806	162,954
Treasury stock - at cost	(169,380)	(169,413)
Shares: 2020 - 1,350,600,918
2019 - 1,350,886,521
Accumulated other comprehensive income/(loss)	(28,584)	(28,597)
Total IBM stockholders’ equity	21,208	20,841
Noncontrolling interests	126	144
Total equity	21,334	20,985
Total liabilities and equity	$154,128	$152,186

(Amounts may not add due to rounding.)

(The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION

AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
(Dollars in millions)	2020	2019
Cash flows from operating activities:
Net income	$4,234	$5,761
Adjustments to reconcile net income to cash provided by operating activities
Depreciation	3,138	3,188
Amortization of intangibles	1,858	1,221
Stock-based compensation	658	468
Net (gain)/loss on asset sales and other	80	(828)
Changes in operating assets and liabilities, net of acquisitions/divestitures	2,370	1,509
Net cash provided by operating activities	12,337	11,319

Cash flows from investing activities:
Payments for property, plant and equipment	(1,940)	(1,710)
Proceeds from disposition of property, plant and equipment	147	452
Investment in software	(469)	(468)
Acquisition of businesses, net of cash acquired	(37)	(32,630)
Divestitures of businesses, net of cash transferred	510	927
Non-operating finance receivables — net	29	6,096
Purchases of marketable securities and other investments	(5,012)	(2,813)
Proceeds from disposition of marketable securities and other investments	4,302	3,081
Net cash provided by/(used in) investing activities	(2,470)	(27,064)

Cash flows from financing activities:
Proceeds from new debt	10,337	31,496
Payments to settle debt	(8,802)	(8,891)
Short-term borrowings/(repayments) less than 90 days — net	(467)	(2,140)
Common stock repurchases	—	(1,361)
Common stock repurchases for tax withholdings	(225)	(186)
Financing — other	72	68
Cash dividends paid	(4,343)	(4,269)
Net cash provided by/(used in) financing activities	(3,428)	14,717

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(200)	(352)
Net change in cash, cash equivalents and restricted cash	6,239	(1,379)

Cash, cash equivalents and restricted cash at January 1	8,314	11,604
Cash, cash equivalents and restricted cash at September 30	$14,553	$10,225

(Amounts may not add due to rounding.)

(The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION

AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF EQUITY

(UNAUDITED)

	Common
	Stock and			Accumulated
	Additional			Other	Total IBM	Non-
	Paid-in	Retained	Treasury	Comprehensive	Stockholders’	Controlling	Total
(Dollars in millions except per share amounts)	Capital	Earnings	Stock	Income/(Loss)	Equity	Interests	Equity
Equity - July 1, 2020	$56,135	$162,559	$(169,386)	$(28,757)	$20,551	$137	$20,688
Net income plus other comprehensive income/(loss):
Net income		1,698			1,698		1,698
Other comprehensive income/(loss)				172	172		172
Total comprehensive income/(loss)					$1,870		$1,870
Cash dividends paid — common stock ($1.63 per share)		(1,453)			(1,453)		(1,453)
Common stock issued under employee plans (429,304 shares)	232				232		232
Purchases (110,415 shares) and sales (159,479 shares) of treasury stock under employee plans — net		2	7		9		9
Changes in noncontrolling interests						(11)	(11)
Equity – September 30, 2020	$56,366	$162,806	$(169,380)	$(28,584)	$21,208	$126	$21,334

	Common
	Stock and			Accumulated
	Additional			Other	Total IBM	Non-
	Paid-in	Retained	Treasury	Comprehensive	Stockholders’	Controlling	Total
(Dollars in millions except per share amounts)	Capital	Earnings	Stock	Income/(Loss)	Equity	Interests	Equity
Equity - July 1, 2019	$55,404	$160,467	$(169,385)	$(28,841)	$17,645	$131	$17,776
Net income plus other comprehensive income/(loss):
Net income		1,672			1,672		1,672
Other comprehensive income/(loss)				(245)	(245)		(245)
Total comprehensive income/(loss)					$1,427		$1,427
Cash dividends paid — common stock ($1.62 per share)		(1,436)			(1,436)		(1,436)
Common stock issued under employee plans (353,035 shares)	404				404		404
Purchases (241,779 shares) and sales (473,196 shares) of treasury stock under employee plans — net		6	27		32		32
Other treasury shares purchased, not retired (822,159 shares)			(115)		(115)		(115)
Changes in noncontrolling interests						8	8
Equity - September 30, 2019	$55,808	$160,709	$(169,474)	$(29,086)	$17,956	$139	$18,096

(Amounts may not add due to rounding.)

(The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION

AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF EQUITY – (CONTINUED)

(UNAUDITED)

	Common
	Stock and			Accumulated
	Additional			Other	Total IBM	Non-
	Paid-in	Retained	Treasury	Comprehensive	Stockholders’	Controlling	Total
(Dollars in millions except per share amounts)	Capital	Earnings	Stock	Income/(Loss)	Equity	Interests	Equity
Equity - January 1, 2020	$55,895	$162,954	$(169,413)	$(28,597)	$20,841	$144	$20,985
Cumulative effect of change in accounting principle*		(66)			(66)		(66)
Net income plus other comprehensive income/(loss):
Net income		4,234			4,234		4,234
Other comprehensive income/(loss)				12	12		12
Total comprehensive income/(loss)					$4,247		$4,247
Cash dividends paid — common stock ($4.88 per share)		(4,343)			(4,343)		(4,343)
Common stock issued under employee plans (3,661,059 shares)	471				471		471
Purchases (1,731,915 shares) and sales (2,017,518 shares) of treasury stock under employee plans — net		26	33		59		59
Changes in noncontrolling interests						(18)	(18)
Equity - September 30, 2020	$56,366	$162,806	$(169,380)	$(28,584)	$21,208	$126	$21,334

*Reflects the adoption of the FASB guidance on current expected credit losses. Refer to note 2, “Accounting Changes.”

	Common
	Stock and			Accumulated
	Additional			Other	Total IBM	Non-
	Paid-in	Retained	Treasury	Comprehensive	Stockholders’	Controlling	Total
(Dollars in millions except per share amounts)	Capital	Earnings	Stock	Income/(Loss)	Equity	Interests	Equity
Equity - January 1, 2019	$55,151	$159,206	$(168,071)	$(29,490)	$16,796	$134	$16,929
Net income plus other comprehensive income/(loss):
Net income		5,761			5,761		5,761
Other comprehensive income/(loss)				404	404		404
Total comprehensive income/(loss)					$6,165		$6,165
Cash dividends paid — common stock ($4.81 per share)		(4,269)			(4,269)		(4,269)
Common stock issued under employee plans (3,628,250 shares)	657				657		657
Purchases (1,377,598 shares) and sales (886,907 shares) of treasury stock under employee plans — net		16	(72)		(56)		(56)
Other treasury shares purchased, not retired (9,979,516 shares)			(1,331)		(1,331)		(1,331)
Changes in other equity		(5)			(5)		(5)
Changes in noncontrolling interests						6	6
Equity - September 30, 2019	$55,808	$160,709	$(169,474)	$(29,086)	$17,956	$139	$18,096

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

On October 8, 2020, the company announced that it will separate its managed infrastructure services unit of its Global Technology Services (GTS) segment into a new public company (NewCo). The separation is expected to be achieved through a U.S. federal tax-free spin-off to IBM shareholders and completed by the end of 2021. It will be subject to customary market, regulatory and other closing conditions, including final IBM Board of Directors’ approval. The announcement did not have any classification impact to the company’s consolidated financial statements or segment reporting. The company expects the managed infrastructure services unit to meet the criteria to be classified as discontinued operations upon separation.

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

For the three months ended September 30, 2020, the company reported a provision for income taxes of $128 million. For the nine months ended September 30, 2020, the company reported a benefit from income taxes of $888 million. The tax benefit was primarily related to the tax impacts of an intra-entity sale of certain of the company’s intellectual property in the first quarter, which required the recognition of a $3,442 million deferred tax asset. The recognition of this deferred tax asset and the related impacts resulted in a net one-time benefit in the first quarter of $939 million. For the three and nine months ended September 30, 2019, the company reported a benefit from income taxes of $151 million and a provision for income taxes of $407 million, respectively.

On July 9, 2019, the company completed the acquisition of all of the outstanding shares of Red Hat, Inc. (Red Hat). Refer to note 5, “Acquisitions & Divestitures,” and note 10, “Intangible Assets Including Goodwill,” for additional information.

Noncontrolling interest amounts of $3.4 million and $7.1 million, net of tax, for the three months ended September 30, 2020 and 2019, respectively, and $14.7 million and $19.0 million, net of tax, for the nine months ended September 30, 2020 and 2019, respectively, are included as a reduction within other (income) and expense in the Consolidated Income Statement.

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

Notes to Consolidated Financial Statements — (continued)

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

Effective Date and Adoption Considerations–The guidance is effective as of March 12, 2020 through December 31, 2022.

Effect on Financial Statements or Other Significant Matters–The company made a policy election in the first quarter of 2020 to adopt the practical expedient which allows for the continuation of fair value hedge accounting for interest rate derivative contracts upon the transition from LIBOR to Secured Overnight Financing Rate (SOFR) or another reference rate alternative, without any impact to the Consolidated Income Statement. The company is continuing to evaluate the potential impact of the replacement of the LIBOR benchmark on its interest rate risk management activities; however, it is not expected to have a material impact in the consolidated financial results.

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

3. Revenue Recognition:

Disaggregation of Revenue

The following tables provide details of revenue by major products/service offerings and by geography.

Notes to Consolidated Financial Statements — (continued)

Revenue by Major Products/Service Offerings

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in millions)	2020	2019		2020	2019
Cloud & Data Platforms	$2,775	$2,308		$8,108	$6,398
Cognitive Applications	1,317	1,305	*	3,745	3,914	*
Transaction Processing Platforms	1,461	1,589		4,687	5,419
Total Cloud & Cognitive Software	$5,553	$5,201	*	$16,540	$15,731	*
Consulting	1,966	2,016	*	5,973	6,037	*
Application Management	1,758	1,897		5,332	5,724
Global Process Services	240	247		687	752
Total Global Business Services	$3,965	$4,160	*	$11,992	$12,513	*
Infrastructure & Cloud Services	4,933	5,071		14,663	15,454
Technology Support Services	1,528	1,629		4,582	4,958
Total Global Technology Services	$6,462	$6,700		$19,245	$20,412
Systems Hardware	919	1,117		3,404	3,358
Operating Systems Software	338	364		1,074	1,204
Total Systems	$1,257	$1,481		$4,477	$4,562
Global Financing**	273	343		837	1,100
Other	50	142	*	163	1,053	*
Total revenue	$17,560	$18,028		$53,253	$55,370

*  Recast to conform to current period presentation. Refer to note 4, “Segments,” for additional information.

** Contains lease and loan/working capital financing arrangements which are not subject to the guidance on revenue from contracts with customers.

Revenue by Geography

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2020	2019	2020	2019
Americas	$8,139	$8,514	$24,755	$25,813
Europe/Middle East/Africa	5,564	5,477	16,775	17,354
Asia Pacific	3,857	4,036	11,723	12,203
Total	$17,560	$18,028	$53,253	$55,370

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

At September 30, 2020, the aggregate amount of the transaction price allocated to RPO related to customer contracts that are unsatisfied or partially unsatisfied was $117 billion. Approximately 60 percent of the amount is expected to be

Notes to Consolidated Financial Statements — (continued)

recognized as revenue in the subsequent two years, approximately 35 percent in the subsequent three to five years and the balance (mostly Infrastructure & Cloud Services) thereafter.

Revenue Recognized for Performance Obligations Satisfied (or Partially Satisfied) in Prior Periods

For the three and nine months ended September 30, 2020, revenue was increased by $12 million and reduced by $45 million, respectively, for performance obligations satisfied (or partially satisfied) in previous periods mainly due to changes in estimates on percentage-of-completion based contracts.

Contract Balances

The following table provides information about notes and accounts receivable – trade, contract assets and deferred income balances:

	At September 30,	At December 31,
(Dollars in millions)	2020	2019
Notes and accounts receivable — trade (net of allowances of $354 in 2020 and $299 in 2019)	$6,099	$7,870
Contract assets (1)	528	492
Deferred income (current)	11,681	12,026
Deferred income (noncurrent)	3,820	3,851
(1)	Included within prepaid expenses and other current assets in the Consolidated Balance Sheet.

The amount of revenue recognized during the three and nine months ended September 30, 2020 that was included within the deferred income balance at June 30, 2020 and December 31, 2019 was $4.2 billion and $8.6 billion, respectively, and was primarily related to services and software.

The following table provides roll forwards of the notes and accounts receivable – trade allowance for credit losses for the nine months ended September 30, 2020 and the year ended December 31, 2019:

(Dollars in millions)
January 1, 2020*	Additions / (Releases)	Write-offs	Other**	September 30, 2020
$316	$79	$(39)	$(2)	$354

January 1, 2019	Additions / (Releases)	Write-offs	Other**	December 31, 2019
$309	$98	$(113)	$5	$299

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

Management System Change	Resulting Segment Implications
Divestitures of IBM's Risk Analytics and Regulatory Offerings and Sales Performance Management Offerings	- Cloud & Cognitive Software (Cognitive Applications)
+ Other – divested businesses

Realignment of certain industry-related consulting offerings to the Global Business Services segment	- Cloud & Cognitive Software (Cognitive Applications)
+ Global Business Services (Consulting)

Notes to Consolidated Financial Statements — (continued)

SEGMENT INFORMATION

	Cloud &		Global		Global
	Cognitive		Business		Technology		Global	Total
(Dollars in millions)	Software		Services		Services	Systems	Financing	Segments
For the three months ended September 30, 2020:
External revenue	$5,553		$3,965		$6,462	$1,257	$273	$17,510
Internal revenue	875		49		312	240	208	1,683
Total revenue	$6,428		$4,014		$6,774	$1,497	$480	$19,193
Pre-tax income/(loss) from continuing operations	$1,834		$570		$399	$(37)	$196	$2,962
Revenue year-to-year change	9.2%		(5.1)%		(3.1)%	(10.6)%	(25.6)%	(1.2)%
Pre-tax income/(loss) year-to-year change	42.2%		0.6%		(18.7)%	nm	(28.9)%	11.3%
Pre-tax income/(loss) margin	28.5%		14.2%		5.9%	(2.5)%	40.7%	15.4%

For the three months ended September 30, 2019:
External revenue	$5,201	*	$4,160	*	$6,700	$1,481	$343	$17,886	*
Internal revenue	686		70		287	195	302	1,541
Total revenue	$5,888	*	$4,230	*	$6,988	$1,676	$645	$19,427	*
Pre-tax income from continuing operations	$1,290	*	$567	*	$490	$39	$275	$2,661	*
Pre-tax income margin	21.9	%*	13.4	%*	7.0%	2.3%	42.6%	13.7	%*

nm - not meaningful

Reconciliations to IBM as Reported:

(Dollars in millions)
For the three months ended September 30:	2020	2019
Revenue:
Total reportable segments	$19,193	$19,427	*
Other — divested businesses	4	83	*
Other revenue	46	59
Eliminations of internal transactions	(1,683)	(1,541)
Total consolidated revenue	$17,560	$18,028

Pre-tax income from continuing operations:
Total reportable segments	$2,962	$2,661	*
Amortization of acquired intangible assets	(459)	(473)
Acquisition-related (charges)/income	(1)	(255)
Non-operating retirement-related (costs)/income	(291)	(145)
Eliminations of internal transactions	(158)	(84)
Other — divested businesses	(20)	(25)	*
Unallocated corporate amounts	(206)	(157)
Total pre-tax income from continuing operations	$1,827	$1,522

* Recast to conform to current period presentation.

Notes to Consolidated Financial Statements — (continued)

SEGMENT INFORMATION

	Cloud &		Global		Global
	Cognitive		Business		Technology		Global	Total
(Dollars in millions)	Software		Services		Services	Systems	Financing	Segments
For the nine months ended September 30, 2020:
External revenue	$16,540		$11,992		$19,245	$4,477	$837	$53,090
Internal revenue	2,431		150		911	628	660	4,780
Total revenue	$18,971		$12,142		$20,155	$5,106	$1,497	$57,870
Pre-tax income/(loss) from continuing operations	$4,475		$1,203		$471	$(7)	$566	$6,708
Revenue year-to-year change	6.2%		(4.6)%		(5.3)%	0.3%	(24.5)%	(1.8)%
Pre-tax income/(loss) year-to-year change	(11.9)%		4.2%		(53.0)%	(93.6)%	(29.5)%	(15.5)%
Pre-tax income/(loss) margin	23.6%		9.9%		2.3%	(0.1)%	37.8%	11.6%

For the nine months ended September 30, 2019:
External revenue	$15,731	*	$12,513	*	$20,412	$4,562	$1,100	$54,317	*
Internal revenue	2,135		213		879	528	884	4,638
Total revenue	$17,865	*	$12,726	*	$21,291	$5,091	$1,983	$58,956	*
Pre-tax income/(loss) from continuing operations	$5,082	*	$1,154	*	$1,000	$(101)	$803	$7,938	*
Pre-tax income/(loss) margin	28.4	%*	9.1	%*	4.7%	(2.0)%	40.5%	13.5	%*

Reconciliations to IBM as Reported:

(Dollars in millions)
For the nine months ended September 30:	2020	2019
Revenue:
Total reportable segments	$57,870	$58,956	*
Other — divested businesses	36	863	*
Other revenue	127	190
Eliminations of internal transactions	(4,780)	(4,638)
Total consolidated revenue	$53,253	$55,370

Pre-tax income from continuing operations:
Total reportable segments	$6,708	$7,938	*
Amortization of acquired intangible assets	(1,404)	(816)
Acquisition-related (charges)/income	(3)	(396)
Non-operating retirement-related (costs)/income	(829)	(419)
Eliminations of internal transactions	(334)	(233)
Other — divested businesses	(17)	480	*
Unallocated corporate amounts	(773)	(380)
Total pre-tax income from continuing operations	$3,348	$6,173

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

During the nine months ended September 30, 2020, the company completed three acquisitions in the Cloud & Cognitive Software segment with one acquisition closing in each of the first three quarters of 2020. These acquisitions did not have a material impact in the Consolidated Financial Statements.

On July 9, 2019, the company completed the acquisition of all of the outstanding shares of Red Hat at an aggregate cost of $35 billion. Red Hat’s portfolio of open-source and cloud technologies combined with IBM’s innovative hybrid cloud technology and industry expertise are accelerating the delivery of the hybrid cloud platform capabilities required to address the next chapter of cloud implementations.

On the acquisition date, Red Hat shareholders received $190 per share in cash, representing a total equity value of approximately $34 billion. The company funded the transaction through a combination of cash on hand and proceeds from debt issuances.

The following table reflects the purchase price and the resulting purchase price allocation as of September 30, 2020.

	Amortization	Allocated
(Dollars in millions)	Life (in years)	Amount
Current assets*		$3,186
Property, plant and equipment/noncurrent assets		948
Intangible assets:
Goodwill	N/A	22,985
Client relationships	10	7,215
Completed technology	9	4,571
Trademarks	20	1,686
Total assets acquired		$40,592
Current liabilities**		1,395
Noncurrent liabilities		4,117
Total liabilities assumed		$5,512
Total purchase price		$35,080
*	Includes $2.2 billion of cash and cash equivalents.
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

The overall weighted-average useful life of the identified amortizable intangible assets acquired was 10.9 years. These identified intangible assets will be amortized on a straight-line basis over their useful lives, which approximates the pattern that the assets’ economic benefits are expected to be consumed over time. The following table presents the goodwill allocated to the segments as of September 30, 2020.

Notes to Consolidated Financial Statements — (continued)

(Dollars in billions)	Goodwill
Segment	Allocated*
Cloud & Cognitive Software	$18.4
Global Technology Services	3.1
Global Business Services	1.1
Systems	0.4
Total	$23.0
*	It is expected that approximately six percent of the goodwill will be deductible for tax purposes.

The following table presents the supplemental consolidated financial results of the company for the three and nine months ended September 30, 2019 on an unaudited pro forma basis, as if the acquisition had been consummated on January 1, 2018 through the periods shown below. The primary adjustments reflected in the pro forma results relate to: (1) the debt used to fund the acquisition, (2) changes driven by acquisition accounting, including amortization of intangible assets and the deferred revenue fair value adjustment, (3) employee retention plans, (4) elimination of intercompany transactions between IBM and Red Hat, and (5) the presentation of acquisition-related costs.

The unaudited pro forma financial information presented below does not purport to represent the actual results of operations that IBM and Red Hat would have achieved had the companies been combined during the periods presented, and was not intended to project the future results of operations that the combined company could achieve after the acquisition. Historical fiscal periods are not aligned under this presentation. The unaudited pro forma financial information did not reflect any potential cost savings, operating efficiencies, long-term debt pay down estimates, suspension of IBM’s share repurchase program, financial synergies or other strategic benefits as a result of the acquisition or any restructuring costs to achieve those benefits.

(Unaudited)	Three Months Ended September 30,	Nine Months Ended September 30,
(Dollars in millions)	2019	2019
Revenue	$18,567	$57,424
Net income	$2,249	$5,664

Divestitures

Select IBM Software Products – On June 30, 2019, HCL Technologies Limited (HCL) acquired select standalone Cloud & Cognitive Software products from IBM for $1,775 million, inclusive of $150 million of contingent consideration. The transaction included commercial software, intellectual property and services offerings in addition to transition services for IT and other services. The total pre-tax gain recognized on this transaction as of September 30, 2020 was $640 million. The total gain on sale may change in the future due to contingent consideration or changes in other transaction estimates, however, material changes are not expected.

The company received cash of $812 million at closing and $812 million in the second quarter of 2020. The company also received $90 million of contingent consideration as of the third quarter of 2020. Any earned outstanding contingent consideration is expected to be paid to IBM within 27 months of the closing. In addition, IBM remits payment to HCL predominantly for servicing certain customer contracts until such contracts are terminated or entitlements are assumed by HCL, related to deferred revenue that existed prior to closing. IBM made cash payments to HCL of $51 million and $270 million during the three and nine months ended September 30, 2020, respectively, for such contracts.

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

Notes to Consolidated Financial Statements — (continued)

closing completed for the U.S. on June 30, 2019. The company received a net cash payment of $240 million and expects to receive an additional $150 million of cash within 36 months of the U.S. closing.

A subsequent closing occurred in most other countries on March 31, 2020. The closing of all remaining countries occurred as of June 30, 2020. The pre-tax gain recognized on this transaction as of September 30, 2020 was $80 million, and was not material to the consolidated financial results in any quarter. The pre-tax gain is subject to adjustment in the future due to changes in transaction-related estimates which are not expected to be material.

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

Notes to Consolidated Financial Statements — (continued)

6. Earnings Per Share of Common Stock:

The following tables provide the computation of basic and diluted earnings per share of common stock for the three and nine months ended September 30, 2020 and 2019.

	For the Three Months Ended
(Dollars in millions except per share amounts)	September 30, 2020	September 30, 2019
Number of shares on which basic earnings per share is calculated:
Weighted-average shares outstanding during period	891,381,032	886,018,372
Add — Incremental shares under stock-based compensation plans	4,595,327	5,368,268
Add — Incremental shares associated with contingently issuable shares	1,315,874	1,453,105
Number of shares on which diluted earnings per share is calculated	897,292,233	892,839,745

Income from continuing operations	$1,698	$1,673
Income/(loss) from discontinued operations, net of tax	(1)	(1)
Net income on which basic earnings per share is calculated	$1,698	$1,672

Income from continuing operations	$1,698	$1,673
Net income applicable to contingently issuable shares	—	—
Income from continuing operations on which diluted earnings per share is calculated	$1,698	$1,673
Income/(loss) from discontinued operations, net of tax, on which basic and diluted earnings per share is calculated	(1)	(1)
Net income on which diluted earnings per share is calculated	$1,698	$1,672

Earnings/(loss) per share of common stock:
Assuming dilution
Continuing operations	$1.89	$1.87
Discontinued operations	0.00	0.00
Total	$1.89	$1.87
Basic
Continuing operations	$1.90	$1.89
Discontinued operations	0.00	0.00
Total	$1.90	$1.89

Stock options to purchase 1,510,886 shares and 761,659 shares were outstanding as of September 30, 2020 and 2019, respectively, but were not included in the computation of diluted earnings per share because the options' exercise price during the respective period was greater than the average market price of the common shares, and, therefore, the effect would have been antidilutive.

Notes to Consolidated Financial Statements — (continued)

	For the Nine Months Ended
(Dollars in millions except per share amounts)	September 30, 2020	September 30, 2019
Number of shares on which basic earnings per share is calculated:
Weighted-average shares outstanding during period	889,595,181	887,291,199
Add — Incremental shares under stock-based compensation plans	4,875,369	4,007,433
Add — Incremental shares associated with contingently issuable shares	1,286,300	1,228,726
Number of shares on which diluted earnings per share is calculated	895,756,850	892,527,357

Income from continuing operations	$4,237	$5,766
Income/(loss) from discontinued operations, net of tax	(2)	(5)
Net income on which basic earnings per share is calculated	$4,234	$5,761

Income from continuing operations	$4,237	$5,766
Net income applicable to contingently issuable shares	(2)	0
Income from continuing operations on which diluted earnings per share is calculated	$4,234	$5,766
Income/(loss) from discontinued operations, net of tax, on which basic and diluted earnings per share is calculated	(2)	(5)
Net income on which diluted earnings per share is calculated	$4,232	$5,762

Earnings/(loss) per share of common stock:
Assuming dilution
Continuing operations	$4.72	$6.46
Discontinued operations	0.00	(0.01)
Total	$4.72	$6.45
Basic
Continuing operations	$4.76	$6.50
Discontinued operations	0.00	(0.01)
Total	$4.76	$6.49

Stock options to purchase 1,386,591 shares and 886,899 shares (average of first, second and third quarter share amounts) were outstanding as of September 30, 2020 and 2019, respectively, but were not included in the computation of diluted earnings per share because the options' exercise price during the respective period was greater than the average market price of the common shares, and, therefore, the effect would have been antidilutive.

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

Available-for-sale securities are measured for impairment on a recurring basis by comparing the security’s fair value with its amortized cost basis. Effective January 1, 2020 with the adoption of the new standard on credit losses, if the fair value of the security falls below its amortized cost basis, the change in fair value is recognized in the period the impairment is identified when the loss is due to credit factors. The change in fair value due to non-credit factors is recorded in other comprehensive income when the company does not intend to sell and has the ability to hold the investment. The company’s standard practice is to hold all of its debt security investments classified as available-for-sale until maturity. There were no impairments for credit losses or non-credit impairments for the three and nine months ended September 30, 2020. Prior to the adoption of the new standard, available-for-sale securities were measured for impairment using an other-than-temporary impairment model. No impairment was recorded for the three and nine months ended September 30, 2019.

Certain nonfinancial assets such as property, plant and equipment, operating right-of-use assets, land, goodwill and intangible assets are also subject to nonrecurring fair value measurements if they are deemed to be impaired. The impairment models used for nonfinancial assets depend on the type of asset. There were no material impairments of nonfinancial assets for the nine months ended September 30, 2020 and 2019, respectively.

Notes to Consolidated Financial Statements — (continued)

The following table presents the company’s financial assets and financial liabilities that are measured at fair value on a recurring basis at September 30, 2020 and December 31, 2019.

	Fair Value
	Hierarchy	At September 30, 2020			At December 31, 2019
(Dollars in millions)	Level	Assets (7)	Liabilities (8)		Assets (7)	Liabilities (8)
Cash equivalents (1)
Time deposits and certificates of deposit (2)	2	$9,880	$	N/A	$4,392	$	N/A
Money market funds	1	658		N/A	427		N/A
U.S. government securities (2)	2	100		N/A	—		N/A
Total cash equivalents		$10,638	$	N/A	$4,819	$	N/A
Equity investments (3)	1	1		N/A	0		N/A
Debt securities-current (2)(4)	2	1,200		N/A	696		N/A
Debt securities-noncurrent (2)(5)	2	—		N/A	65		N/A
Derivatives designated as hedging instruments
Interest rate contracts	2	98		—	56		—
Foreign exchange contracts	2	93		566	175		635
Derivatives not designated as hedging instruments
Foreign exchange contracts	2	9		11	10		33
Equity contracts (6)	1,2	4		7	1		4
Total		$12,043		$583	$5,823		$673
(1)	Included within cash and cash equivalents in the Consolidated Balance Sheet.
(2)	Available-for-sale securities with an amortized cost basis that approximates fair value.
(3)	Included within investments and sundry assets in the Consolidated Balance Sheet.
(4)	Primarily includes time deposits and U.S. treasury bills that are reported within marketable securities in the Consolidated Balance Sheet.
(5)	Primarily includes corporate debt securities with maturities of less than two years that are reported within investments and sundry assets in the Consolidated Balance Sheet.
(6)	Level 1 includes immaterial amounts related to equity futures contracts.
(7)	The gross balances of derivative assets contained within prepaid expenses and other current assets, and investments and sundry assets in the Consolidated Balance Sheet at September 30, 2020 were $83 million and $121 million, respectively, and at December 31, 2019 were $149 million and $94 million, respectively.
(8)	The gross balances of derivative liabilities contained within other accrued expenses and liabilities, and other liabilities in the Consolidated Balance Sheet at September 30, 2020 were $480 million and $103 million, respectively, and at December 31, 2019 were $167 million and $506 million, respectively.

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

Loans and Long-Term Receivables

Fair values are based on discounted future cash flows using current interest rates offered for similar loans to clients with similar credit ratings for the same remaining maturities. At September 30, 2020 and December 31, 2019, the difference between the carrying amount and estimated fair value for loans and long-term receivables was immaterial. If measured at fair value in the financial statements, these financial instruments would be classified as Level 3 in the fair value hierarchy.

Notes to Consolidated Financial Statements — (continued)

Long-Term Debt

Fair value of publicly-traded long-term debt is based on quoted market prices for the identical liability when traded as an asset in an active market. For other long-term debt (including long-term finance lease liabilities) for which a quoted market price is not available, an expected present value technique that uses rates currently available to the company for debt with similar terms and remaining maturities is used to estimate fair value. The carrying amount of long-term debt was $55,129 million and $54,102 million, and the estimated fair value was $61,783 million and $58,431 million at September 30, 2020 and December 31, 2019, respectively. If measured at fair value in the financial statements, long-term debt (including the current portion) would be classified as Level 2 in the fair value hierarchy.

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

A summary of the components of the company’s financing receivables is presented as follows:

	Client Financing Receivables
	Client Loan and	Investment in
	Installment Payment	Sales-Type and	Commercial
(Dollars in millions)	Receivables	Direct Financing	Financing
At September 30, 2020:	(Loans)	Leases	Receivables	Total
Financing receivables, gross	$11,599	$4,124	$2,127	$17,849
Unearned income	(479)	(339)	(3)	(822)
Residual value*	—	507	—	507
Amortized cost	$11,119	$4,292	$2,124	$17,534
Allowance for credit losses	(162)	(92)	(9)	(264)
Total financing receivables, net	$10,957	$4,200	$2,114	$17,271
Current portion	$6,921	$1,813	$2,114	$10,848
Noncurrent portion	$4,036	$2,387	$—	$6,423

* Includes guaranteed and unguaranteed residual value.

Notes to Consolidated Financial Statements — (continued)

	Client Financing Receivables
	Client Loan and	Investment in
	Installment Payment	Sales-Type and	Commercial
(Dollars in millions)	Receivables	Direct Financing	Financing
At December 31, 2019:	(Loans)	Leases	Receivables	Total
Financing receivables, gross	$13,592	$6,077	$3,836	$23,504
Unearned income	(570)	(509)	(4)	(1,083)
Recorded investment	$13,022	$5,567	$3,831	$22,421
Allowance for credit losses	(138)	(72)	(11)	(221)
Unguaranteed residual value	—	652	—	652
Guaranteed residual value	—	53	—	53
Total financing receivables, net	$12,884	$6,199	$3,820	$22,904
Current portion	$8,037	$2,334	$3,820	$14,192
Noncurrent portion	$4,847	$3,865	$—	$8,712

The company has a long-standing practice of taking mitigation actions, in certain circumstances, to transfer credit risk to third parties, with enhanced focus in this unprecedented environment of the COVID-19 pandemic. These actions may include credit insurance, financial guarantees, nonrecourse borrowings, transfers of receivables recorded as true sales in accordance with accounting guidance or sales of equipment under operating lease. Sales of receivables arrangements are also utilized in the normal course of business as part of the company’s cash and liquidity management.

During the three months ended September 30, 2020, the company sold $899 million of financing receivables, consisting of lease and loan receivables of $435 million and $464 million, respectively. At the time of sale, more than half of the receivables sold were due within the next 12 months. For the nine months ended September 30, 2020, the company sold $1,610 million of financing receivables consisting of lease and loan receivables of $852 million and $758 million, respectively. The transfer of these receivables qualified as true sales and therefore reduced Global Financing receivables, resulting in a benefit to cash flows from operating activities. The impact to the Consolidated Income Statement, including fees and net gain associated with the transfer of these receivables for the three and nine months ended September 30, 2020, was not material.

The company did not have any material financing receivables held for sale as of September 30, 2020 and December 31, 2019.

Financing receivables pledged as collateral for borrowings were $596 million and $1,062 million at September 30, 2020 and December 31, 2019, respectively.

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

Macroeconomic variables attributed to the expected credit losses for client financing receivables may vary by class of financing receivables based on historical experiences, portfolio composition and current environment. In addition to a qualitative review of credit risk factors across the portfolio, the company considers forward-looking macroeconomic variables such as gross domestic product, unemployment rates, equity prices and corporate profits when quantifying the impact of economic forecasts on its client financing receivables allowance for expected credit losses. The company also considers the impact of current conditions and economic forecasts relating to specific industries, geographical areas, and client-credit ratings on the portfolio. Under this approach, forecasts of these variables over two years are considered reasonable and supportable. Beyond two years, the company reverts to long-term average loss experience. Forward-looking estimates require the use of judgment, particularly in times of economic uncertainty. Consistent with the first half of 2020, the company continues to monitor the evolving global impacts from the COVID-19 pandemic as well as its impact on external economic models, which have been revised with increased frequency throughout the year. The company’s allowances at September 30, 2020, reflect the qualitative process described above. Any changes to economic models that occurred after the balance sheet date will be reflected in future periods.

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

Client Financing Receivables

The following tables present the amortized cost basis or recorded investment for client financing receivables at September 30, 2020 and December 31, 2019, further segmented by three classes: Americas, Europe/Middle East/Africa (EMEA) and Asia Pacific.

Notes to Consolidated Financial Statements — (continued)

(Dollars in millions)
At September 30, 2020:	Americas	EMEA	Asia Pacific	Total
Amortized cost	$7,631	$4,813	$2,968	$15,411

Allowance for credit losses
Beginning balance at December 31, 2019	$120	$54	$36	$210
Adjustment for adoption of new standard	21	15	5	41
Beginning balance at January 1, 2020	$142	$69	$41	$252
Write-offs	$(27)	$(1)	$(3)	$(31)
Recoveries	0	0	2	2
Additions/(releases)	33	8	(1)	40
Other*	(11)	2	0	(9)
Ending balance at September 30, 2020	$137	$78	$39	$254

* Primarily represents translation adjustments.

(Dollars in millions)
At December 31, 2019:	Americas	EMEA	Asia Pacific	Total
Recorded investment
Lease receivables	$3,419	$1,186	$963	$5,567
Loan receivables	6,726	3,901	2,395	13,022
Ending balance	$10,144	$5,087	$3,359	$18,590
Recorded investment collectively evaluated for impairment	$10,032	$5,040	$3,326	$18,399
Recorded investment individually evaluated for impairment	$112	$47	$32	$191

Allowance for credit losses
Beginning balance at January 1, 2019
Lease receivables	$53	$22	$24	$99
Loan receivables	105	43	32	179
Total	$158	$65	$56	$279
Write-offs	$(42)	$(3)	$(18)	$(63)
Recoveries	1	0	1	2
Additions/(releases)	5	(7)	(3)	(5)
Other*	(1)	0	(1)	(2)
Ending balance at December 31, 2019	$120	$54	$36	$210
Lease receivables	$33	$23	$16	$72
Loan receivables	$88	$31	$20	$138

Related allowance, collectively evaluated for impairment	$25	$11	$4	$39
Related allowance, individually evaluated for impairment	$96	$43	$32	$171

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

			Amortized	Billed
	Total	Amortized	Cost	Invoices	Amortized
(Dollars in millions)	Amortized	Cost	> 90 Days and	> 90 Days and	Cost Not
At September 30, 2020:	Cost	> 90 Days (1)	Accruing (1)	Accruing	Accruing (2)
Americas	$7,631	$257	$166	$31	$102
EMEA	4,813	99	13	5	93
Asia Pacific	2,968	60	27	6	34
Total client financing receivables	$15,411	$416	$206	$41	$229
(1)	At a contract level, which includes total billed and unbilled amounts for financing receivables aged greater than 90 days.
(2)	Of the amortized cost not accruing, there is a related allowance of $170 million. Financing income recognized on these receivables was immaterial for the three and nine months ended September 30, 2020, respectively.

			Recorded	Billed	Recorded
	Total	Recorded	Investment	Invoices	Investment
(Dollars in millions)	Recorded	Investment	> 90 Days and	> 90 Days and	Not
At December 31, 2019:	Investment	> 90 Days (1)	Accruing (1)	Accruing	Accruing (2)
Americas	$3,419	$187	$147	$11	$41
EMEA	1,186	28	13	2	17
Asia Pacific	963	19	7	1	11
Total lease receivables	$5,567	$234	$168	$14	$69

Americas	$6,726	$127	$71	$11	$72
EMEA	3,901	77	8	3	72
Asia Pacific	2,395	26	6	2	21
Total loan receivables	$13,022	$231	$85	$15	$166

Total	$18,590	$465	$253	$29	$235
(1)	At a contract level, which includes total billed and unbilled amounts for financing receivables aged greater than 90 days.
(2)	Of the recorded investment not accruing, $191 million is individually evaluated for impairment with a related allowance of $171 million. Financing income recognized on these receivables was immaterial for the three and nine months ended September 30, 2019, respectively.

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

The following tables present the amortized cost basis or recorded investment for client financing receivables by credit quality indicator at September 30, 2020 and December 31, 2019, respectively. Receivables with a credit quality indicator ranging from Aaa to Baa3 are considered investment grade. All others are considered non-investment grade. Effective January 1, 2020, under the new guidance for credit losses, the company discloses its credit quality by year of origination. Additionally, under the new guidance, the amortized cost is presented on a gross basis, whereas under the

Notes to Consolidated Financial Statements — (continued)

prior guidance, the company presented the recorded investment net of the allowance for credit losses. At September 30, 2020, the credit quality indicators reflect mitigating credit enhancement actions taken by customers which reduces the risk to IBM.

(Dollars in millions)	Americas		EMEA		Asia Pacific
At September 30, 2020:	Aaa – Baa3	Ba1 – D	Aaa – Baa3	Ba1 – D	Aaa – Baa3	Ba1 – D
Vintage year:
2020	$1,786	$1,301	$1,038	$1,352	$710	$287
2019	1,334	763	745	614	609	170
2018	1,002	489	372	296	448	188
2017	422	194	92	147	225	66
2016	108	78	44	55	142	40
2015 and prior	41	112	33	25	58	23
Total	$4,694	$2,937	$2,324	$2,489	$2,193	$775

(Dollars in millions)	Lease Receivables			Loan Receivables
At December 31, 2019:	Americas	EMEA	Asia Pacific	Americas	EMEA	Asia Pacific
Credit rating:
Aaa – Aa3	$465	$54	$43	$1,028	$193	$189
A1 – A3	750	181	454	1,186	395	892
Baa1 – Baa3	955	409	147	1,882	1,527	619
Ba1 – Ba2	746	326	154	1,513	921	388
Ba3 – B1	215	140	101	471	564	205
B2 – B3	242	50	47	522	253	72
Caa – D	13	2	2	36	18	10
Total	$3,385	$1,162	$947	$6,638	$3,871	$2,376

Troubled Debt Restructurings

The company did not have any significant troubled debt restructurings during the nine months ended September 30, 2020 or for the year ended December 31, 2019.

9. Leases:

Accounting for leases as a lessor

The following table presents amounts included in the Consolidated Income Statement related to lessor activity:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2020	2019	2020	2019
Lease income – sales-type and direct financing leases
Sales-type lease selling price	$154	$188	$733	$516
Less: Carrying value of underlying assets*	64	75	258	204
Gross profit	$90	$113	$475	$312
Interest income on lease receivables	56	71	195	222
Total sales-type and direct financing lease income	$145	$184	$670	$534
Lease income – operating leases	65	80	204	252
Variable lease income	25	12	82	38
Total lease income	$235	$276	$956	$824

* Excludes unguaranteed residual value.

Notes to Consolidated Financial Statements — (continued)

10. Intangible Assets Including Goodwill:

Intangible Assets

The following table presents the company's intangible asset balances by major asset class:

	At September 30, 2020
	Gross Carrying	Accumulated	Net Carrying
(Dollars in millions)	Amount	Amortization	Amount*
Intangible asset class
Capitalized software	$1,769	$(785)	$984
Client relationships	8,698	(1,852)	6,847
Completed technology	5,900	(1,531)	4,369
Patents/trademarks	2,210	(467)	1,743
Other**	56	(37)	18
Total	$18,634	$(4,672)	$13,962

	At December 31, 2019
	Gross Carrying	Accumulated	Net Carrying
(Dollars in millions)	Amount	Amortization	Amount*
Intangible asset class
Capitalized software	$1,749	$(743)	$1,006
Client relationships	8,921	(1,433)	7,488
Completed technology	6,261	(1,400)	4,861
Patents/trademarks	2,301	(445)	1,856
Other**	56	(31)	24
Total	$19,287	$(4,052)	$15,235

*  Amounts as of September 30, 2020 and December 31, 2019 include an increase in net intangible asset balances of $133 million and a decrease of $42 million, respectively, due to foreign currency translation.

**	Other intangibles are primarily acquired proprietary and non-proprietary business processes, methodologies and systems.

The net carrying amount of intangible assets decreased $1,273 million during the first nine months of 2020, primarily due to intangible asset amortization, partially offset by additions of capitalized software. The aggregate intangible asset amortization expense was $613 million and $1,858 million for the third quarter and first nine months of 2020, respectively, versus $614 million and $1,224 million for the third quarter and first nine months of 2019, respectively. The increase in intangible amortization expense for the first nine months of 2020 was primarily due to an increase in the gross carrying amount of intangible assets from the Red Hat acquisition which closed in the third quarter of 2019. In addition, in the first nine months of 2020, the company retired $1,258 million of fully amortized intangible assets, impacting both the gross carrying amount and accumulated amortization by this amount.

The future amortization expense relating to intangible assets currently recorded in the Consolidated Balance Sheet is estimated to be the following at September 30, 2020:

	Capitalized	Acquired
(Dollars in millions)	Software	Intangibles	Total
Remainder of 2020	$154	$454	$608
2021	501	1,766	2,267
2022	261	1,704	1,964
2023	68	1,390	1,458
2024	0	1,340	1,340
Thereafter	—	6,324	6,324

Notes to Consolidated Financial Statements — (continued)

Goodwill

The changes in the goodwill balances by segment for the nine months ended September 30, 2020 and for the year ended December 31, 2019 are as follows:

					Foreign
					Currency
			Purchase		Translation
(Dollars in millions)	Balance	Goodwill	Price		And Other	Balance
Segment	1/1/2020	Additions	Adjustments	Divestitures	Adjustments**	9/30/2020
Cloud & Cognitive Software	$43,037	$25	$(139)	$—	$186	$43,109
Global Business Services	5,775	—	—	—	47	5,822
Global Technology Services	7,141	—	—	—	13	7,154
Systems	2,270	—	—	—	1	2,270
Other—divested businesses	—	—	—	—	—	—
Total	$58,222	$25	$(139)	$—	$248	$58,355

					Foreign
					Currency
			Purchase		Translation
(Dollars in millions)	Balance	Goodwill	Price		And Other	Balance
Segment	1/1/2019	Additions	Adjustments	Divestitures	Adjustments**	12/31/2019
Cloud & Cognitive Software*	$24,463	$18,399	$133	$—	$41	$43,037
Global Business Services	4,711	1,059	1	(1)	5	5,775
Global Technology Services	3,988	3,119	—	—	34	7,141
Systems	1,847	525	(110)	—	7	2,270
Other—divested businesses*	1,256	—	—	(1,256)	—	—
Total	$36,265	$23,102	$24	$(1,257)	$87	$58,222

* Recast to conform to 2020 presentation.

** Primarily driven by foreign currency translation.

There were no goodwill impairment losses recorded during the first nine months of 2020 or full year 2019 and the company has no accumulated impairment losses.

Purchase price adjustments recorded in the first nine months of 2020 and full year 2019 were related to acquisitions that were still subject to the measurement period that ends at the earlier of 12 months from the acquisition date or when information becomes available. During the first nine months of 2020, net purchase price adjustments recorded to noncurrent tax assets and liabilities were related to the Red Hat acquisition. Net purchase price adjustments recorded in full-year 2019 were not material.

11. Borrowings:

Short-Term Debt

	At September 30,	At December 31,
(Dollars in millions)	2020	2019
Commercial paper	$25	$304
Short-term loans	584	971
Long-term debt—current maturities	9,677	7,522
Total	$10,285	$8,797

The weighted-average interest rate for commercial paper at September 30, 2020 and December 31, 2019 was 1.4 percent and 1.6 percent, respectively. The weighted-average interest rate for short-term loans was 5.4 percent and 6.1 percent at September 30, 2020 and December 31, 2019, respectively.

Notes to Consolidated Financial Statements — (continued)

Long-Term Debt

Pre-Swap Borrowing

		Balance	Balance
(Dollars in millions)	Maturities	9/30/2020	12/31/2019
U.S. dollar debt (weighted-average interest rate at September 30, 2020):*
2.1%	2020	$1,500	$4,326
1.4%	2021	5,516	8,498
2.6%	2022	6,245	6,289
3.3%	2023	2,406	2,388
3.3%	2024	5,035	5,045
6.7%	2025	635	636
3.3%	2026	4,373	4,350
3.0%	2027	2,219	969
6.5%	2028	313	313
3.5%	2029	3,250	3,250
2.0%	2030	1,350	—
5.9%	2032	600	600
8.0%	2038	83	83
4.5%	2039	2,745	2,745
2.9%	2040	650	—
4.0%	2042	1,107	1,107
7.0%	2045	27	27
4.7%	2046	650	650
4.3%	2049	3,000	3,000
3.0%	2050	750	—
7.1%	2096	316	316
		$42,771	$44,594
Other currencies (weighted-average interest rate at September 30, 2020, in parentheses):*
Euro (1.1%)	2020–2040	$19,354	$14,306
Pound sterling (2.7%)	2020–2022	1,360	1,390
Japanese yen (0.3%)	2022–2026	1,379	1,339
Other (3.1%)	2021–2024	242	375
		$65,106	$62,003
Finance lease obligations (1.9%)	2021–2030	291	204
		$65,397	$62,207
Less: net unamortized discount		884	881
Less: net unamortized debt issuance costs		161	142
Add: fair value adjustment**		453	440
		$64,805	$61,624
Less: current maturities		9,677	7,522
Total		$55,129	$54,102

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

Pre-swap annual contractual obligations of long-term debt outstanding at September 30, 2020, are as follows:

(Dollars in millions)	Total
Remainder of 2020	$4,343
2021	7,003
2022	7,276
2023	5,564
2024	6,454
Thereafter	34,757
Total	$65,397

Interest on Debt

(Dollars in millions)
For the nine months ended September 30:	2020	2019
Cost of financing	$346	$483
Interest expense	971	990
Interest capitalized	6	5
Total interest paid and accrued	$1,323	$1,478

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

At September 30, 2020, there were no borrowings by the company, or its subsidiaries, under these credit facilities.

12. Commitments:

The company’s extended lines of credit to third-party entities include unused amounts of $1.9 billion and $1.8 billion at September 30, 2020 and December 31, 2019, respectively. A portion of these amounts was available to the

Notes to Consolidated Financial Statements — (continued)

company’s business partners to support their working capital needs. In addition, the company has committed to provide future financing to its clients in connection with client purchase agreements for $5.3 billion and $6.3 billion at September 30, 2020 and December 31, 2019, respectively. Effective January 1, 2020, the company adopted the new standard on credit losses, which resulted in the recognition of a related allowance for non-cancellable off-balance sheet commitments. Refer to note 2, “Accounting Changes,” for additional information. The allowance for these commitments is recorded in other liabilities in the Consolidated Balance Sheet and was not material at September 30, 2020. The company collectively evaluates the allowance for these arrangements using a provision methodology consistent with the portfolio of the commitments. Refer to note 8, “Financing Receivables,” for additional information.

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

In addition, the company guarantees certain loans and financial commitments. The maximum potential future payment under these financial guarantees and the fair value of these guarantees recognized in the Consolidated Balance Sheet at September 30, 2020 and December 31, 2019 was not material.

Changes in the company’s warranty liability for standard warranties, which are included in other accrued expenses and liabilities and other liabilities in the Consolidated Balance Sheet, and for extended warranty contracts, which are included in deferred income in the Consolidated Balance Sheet, are presented in the following tables.

Standard Warranty Liability

(Dollars in millions)	2020	2019
Balance at January 1	$113	$118
Current period accruals	56	66
Accrual adjustments to reflect actual experience	(15)	(1)
Charges incurred	(73)	(86)
Balance at September 30	$80	$98

Notes to Consolidated Financial Statements — (continued)

Extended Warranty Liability

(Dollars in millions)	2020	2019
Balance at January 1	$477	$533
Revenue deferred for new extended warranty contracts	115	124
Amortization of deferred revenue	(169)	(194)
Other*	(3)	(8)
Balance at September 30	$419	$455
Current portion	$196	$226
Noncurrent portion	$223	$230

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

The company records a provision with respect to a claim, suit, investigation or proceeding when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Any recorded liabilities, including any changes to such liabilities for the quarter ended September 30, 2020 were not material to the Consolidated Financial Statements.

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

In May 2015, a putative class action was commenced in the United States District Court for the Southern District of New York related to the company’s October 2014 announcement that it was divesting its global commercial semiconductor technology business, alleging violations of the Employee Retirement Income Security Act (ERISA). Management’s Retirement Plans Committee and three former IBM executives are named as defendants. On September 29, 2017, the Court granted the defendants’ motion to dismiss the first amended complaint. On December 10, 2018, the Second Circuit Court of Appeals reversed the District Court order. On January 14, 2020, the Supreme Court of the United States vacated the decision and remanded the case to the Second Circuit. On June 22, 2020, the Second Circuit reinstated its prior decision and remanded the case to the District Court.

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

14. Equity Activity:

Reclassifications and Taxes Related to Items of Other Comprehensive Income

(Dollars in millions)	Before Tax	Tax (Expense)/	Net of Tax
For the three months ended September 30, 2020:	Amount	Benefit	Amount
Other comprehensive income/(loss):
Foreign currency translation adjustments	$(439)	$247	$(192)
Net changes related to available-for-sale securities:
Unrealized gains/(losses) arising during the period	$(1)	$0	$(1)
Reclassification of (gains)/losses to other (income) and expense	—	—	—
Total net changes related to available-for-sale securities	$(1)	$0	$(1)
Unrealized gains/(losses) on cash flow hedges:
Unrealized gains/(losses) arising during the period	$(32)	$8	$(24)
Reclassification of (gains)/losses to:
Cost of services	(10)	2	(7)
Cost of sales	4	(1)	3
Cost of financing	6	(2)	5
SG&A expense	5	(1)	4
Other (income) and expense	(93)	23	(70)
Interest expense	19	(5)	14
Total unrealized gains/(losses) on cash flow hedges	$(101)	$26	$(75)
Retirement-related benefit plans (1):
Prior service costs/(credits)	$(1)	$0	$0
Net (losses)/gains arising during the period	0	0	0
Curtailments and settlements	21	(6)	14
Amortization of prior service (credits)/costs	0	1	1
Amortization of net (gains)/losses	586	(161)	425
Total retirement-related benefit plans	$607	$(167)	$440
Other comprehensive income/(loss)	$66	$106	$172
(1)	These accumulated other comprehensive income (AOCI) components are included in the computation of net periodic pension cost. Refer to note 17, “Retirement-Related Benefits,” for additional information.

Notes to Consolidated Financial Statements — (continued)

Reclassifications and Taxes Related to Items of Other Comprehensive Income

(Dollars in millions)	Before Tax	Tax (Expense)/	Net of Tax
For the three months ended September 30, 2019:	Amount	Benefit	Amount
Other comprehensive income/(loss):
Foreign currency translation adjustments	$(509)	$(109)	$(618)
Net changes related to available-for-sale securities:
Unrealized gains/(losses) arising during the period	$3	$(1)	$2
Reclassification of (gains)/losses to other (income) and expense	—	—	—
Total net changes related to available-for-sale securities	$3	$(1)	$2
Unrealized gains/(losses) on cash flow hedges:
Unrealized gains/(losses) arising during the period	$(439)	$110	$(329)
Reclassification of (gains)/losses to:
Cost of services	(22)	6	(17)
Cost of sales	(10)	3	(7)
Cost of financing	21	(5)	15
SG&A expense	(11)	3	(8)
Other (income) and expense	447	(112)	334
Interest expense	64	(16)	48
Total unrealized gains/(losses) on cash flow hedges	$49	$(12)	$36
Retirement-related benefit plans (1):
Net (losses)/gains arising during the period	$0	$0	$0
Curtailments and settlements	3	(1)	2
Amortization of prior service (credits)/costs	(3)	3	(1)
Amortization of net (gains)/losses	461	(128)	333
Total retirement-related benefit plans	$461	$(127)	$335
Other comprehensive income/(loss)	$4	$(249)	$(245)
(1)	These AOCI components are included in the computation of net periodic pension cost. Refer to note 17, “Retirement-Related Benefits,” for additional information.

Notes to Consolidated Financial Statements — (continued)

Reclassifications and Taxes Related to Items of Other Comprehensive Income

(Dollars in millions)	Before Tax	Tax (Expense)/	Net of Tax
For the nine months ended September 30, 2020:	Amount	Benefit	Amount
Other comprehensive income/(loss):
Foreign currency translation adjustments	$(1,354)	$260	$(1,094)
Net changes related to available-for-sale securities:
Unrealized gains/(losses) arising during the period	$0	$0	$0
Reclassification of (gains)/losses to other (income) and expense	—	—	—
Total net changes related to available-for-sale securities	$0	$0	$0
Unrealized gains/(losses) on cash flow hedges:
Unrealized gains/(losses) arising during the period	$(249)	$63	$(186)
Reclassification of (gains)/losses to:
Cost of services	(18)	5	(14)
Cost of sales	(14)	4	(10)
Cost of financing	21	(5)	16
SG&A expense	(12)	3	(9)
Other (income) and expense	(74)	19	(55)
Interest expense	60	(15)	45
Total unrealized gains/(losses) on cash flow hedges	$(285)	$73	$(212)
Retirement-related benefit plans (1):
Prior service costs/(credits)	$(5)	$1	$(3)
Net (losses)/gains arising during the period	65	(24)	41
Curtailments and settlements	42	(12)	30
Amortization of prior service (credits)/costs	1	2	3
Amortization of net (gains)/losses	1,722	(473)	1,249
Total retirement-related benefit plans	$1,826	$(507)	$1,319
Other comprehensive income/(loss)	$187	$(175)	$12
(1)	These AOCI components are included in the computation of net periodic pension cost. Refer to note 17, “Retirement-Related Benefits,” for additional information.

Notes to Consolidated Financial Statements — (continued)

Reclassifications and Taxes Related to Items of Other Comprehensive Income

(Dollars in millions)	Before Tax	Tax (Expense)/	Net of Tax
For the nine months ended September 30, 2019:	Amount	Benefit	Amount
Other comprehensive income/(loss):
Foreign currency translation adjustments	$(333)	$(72)	$(405)
Net changes related to available-for-sale securities:
Unrealized gains/(losses) arising during the period	$1	$0	$1
Reclassification of (gains)/losses to other (income) and expense	—	—	—
Total net changes related to available-for-sale securities	$1	$0	$1
Unrealized gains/(losses) on cash flow hedges:
Unrealized gains/(losses) arising during the period	$(798)	$196	$(601)
Reclassification of (gains)/losses to:
Cost of services	(52)	13	(38)
Cost of sales	(40)	11	(29)
Cost of financing	73	(18)	55
SG&A expense	(45)	12	(33)
Other (income) and expense	331	(83)	248
Interest expense	150	(38)	112
Total unrealized gains/(losses) on cash flow hedges	$(380)	$93	$(287)
Retirement-related benefit plans (1):
Net (losses)/gains arising during the period	$113	$(23)	$90
Curtailments and settlements	7	(1)	6
Amortization of prior service (credits)/costs	(9)	4	(5)
Amortization of net (gains)/losses	1,385	(380)	1,005
Total retirement-related benefit plans	$1,496	$(401)	$1,095
Other comprehensive income/(loss)	$784	$(380)	$404
(1)	These AOCI components are included in the computation of net periodic pension cost. Refer to note 17, “Retirement-Related Benefits,” for additional information.

Accumulated Other Comprehensive Income/(Loss) (net of tax)

			Net Change	Net Unrealized
	Net Unrealized	Foreign	Retirement-	Gains/(Losses)	Accumulated
	Gains/(Losses)	Currency	Related	on Available-	Other
	on Cash Flow	Translation	Benefit	For-Sale	Comprehensive
(Dollars in millions)	Hedges	Adjustments*	Plans	Securities	Income/(Loss)
January 1, 2020	$(179)	$(3,700)	$(24,718)	$0	$(28,597)
Other comprehensive income before reclassifications	(186)	(1,094)	37	0	(1,242)
Amount reclassified from accumulated other comprehensive income	(27)	—	1,281	—	1,255
Total change for the period	$(212)	$(1,094)	$1,319	$0	$12
September 30, 2020	$(391)	$(4,794)	$(23,399)	$0	$(28,584)

*  Foreign currency translation adjustments are presented gross except for any associated hedges which are presented net of tax.

Notes to Consolidated Financial Statements — (continued)

			Net Change	Net Unrealized
	Net Unrealized	Foreign	Retirement-	Gains/(Losses)	Accumulated
	Gains/(Losses)	Currency	Related	on Available-	Other
	on Cash Flow	Translation	Benefit	For-Sale	Comprehensive
(Dollars in millions)	Hedges	Adjustments*	Plans	Securities	Income/(Loss)
January 1, 2019	$284	$(3,690)	$(26,083)	$0	$(29,490)
Other comprehensive income before reclassifications	(601)	(405)	89	1	(916)
Amount reclassified from accumulated other comprehensive income	315	—	1,005	—	1,320
Total change for the period	$(287)	$(405)	$1,095	$1	$404
September 30, 2019	$(3)	$(4,095)	$(24,988)	$0	$(29,086)

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

In the Consolidated Balance Sheet, the company does not offset derivative assets against liabilities in master netting arrangements nor does it offset receivables or payables recognized upon payment or receipt of cash collateral against the fair values of the related derivative instruments. No amounts were recognized for the right to reclaim or the obligation to return cash collateral at September 30, 2020 and $26 million was recognized in other accounts receivable for the right to reclaim cash collateral at December 31, 2019. The company restricts the use of cash collateral received to rehypothecation, and therefore reports it in restricted cash in the Consolidated Balance Sheet. No amount was rehypothecated at September 30, 2020 and December 31, 2019. Additionally, if derivative exposures covered by a qualifying master netting agreement had been netted in the Consolidated Balance Sheet at September 30, 2020 and December 31, 2019, the total derivative asset and liability positions each would have been reduced by $191 million and $194 million, respectively.

In its hedging programs, the company may use forward contracts, futures contracts, interest-rate swaps, cross-currency swaps, equity swaps, and options depending upon the underlying exposure. The company is not a party to leveraged derivative instruments.

A brief description of the major hedging programs, categorized by underlying risk, follows.

Interest Rate Risk

Fixed and Variable Rate Borrowings

The company issues debt in the global capital markets to fund its operations and financing business. Access to cost-effective financing can result in interest rate mismatches with the underlying assets. To manage these mismatches and to reduce overall interest cost, the company may use interest-rate swaps to convert specific fixed-rate debt issuances into variable-rate debt (i.e., fair value hedges) and to convert specific variable-rate debt issuances into fixed-rate debt (i.e., cash flow hedges). At September 30, 2020 and December 31, 2019, the total notional amount of the company’s interest-

Notes to Consolidated Financial Statements — (continued)

rate swaps was $3.0 billion at both periods. The weighted-average remaining maturity of these instruments at September 30, 2020 and December 31, 2019 was approximately 1.4 years and 2.2 years, respectively. These interest-rate contracts were accounted for as fair value hedges. The company did not have any cash flow hedges relating to this program outstanding at September 30, 2020 and December 31, 2019.

Forecasted Debt Issuance

The company is exposed to interest rate volatility on future debt issuances. To manage this risk, the company may use instruments such as forward starting interest-rate swaps to lock in the rate on the interest payments related to the forecasted debt issuances. In the second quarter of 2019, the company issued an aggregate of $20 billion of indebtedness (refer to note 11, “Borrowings,” for additional information). Following the receipt of the net proceeds from this debt offering, the company terminated $5.5 billion of forward starting interest-rate swaps. There were no instruments outstanding at September 30, 2020 and December 31, 2019.

In connection with cash flow hedges of forecasted interest payments related to the company's borrowings, the company recorded net losses of $179 million and net losses of $192 million (before taxes) at September 30, 2020 and December 31, 2019, respectively, in AOCI. The company estimates that $18 million (before taxes) of the deferred net losses on derivatives in AOCI at September 30, 2020 will be reclassified to net income within the next 12 months, providing an offsetting economic impact against the underlying interest payments.

Foreign Exchange Risk

Long-Term Investments in Foreign Subsidiaries (Net Investment)

A large portion of the company’s foreign currency denominated debt portfolio is designated as a hedge of net investment in foreign subsidiaries to reduce the volatility in stockholders’ equity caused by changes in foreign currency exchange rates in the functional currency of major foreign subsidiaries with respect to the U.S. dollar. At September 30, 2020 and December 31, 2019, the carrying value of debt designated as hedging instruments was $17.8 billion and $7.3 billion, respectively. The $10.5 billion increase is part of the company’s risk management strategy and is primarily the result of the designation of new issuances in the first quarter of 2020 and previously hedged Euro denominated debt. The company also uses cross-currency swaps and foreign exchange forward contracts for risk management purposes. At September 30, 2020 and December 31, 2019, the total notional amount of derivative instruments designated as net investment hedges was $8.6 billion and $7.9 billion, respectively. At September 30, 2020 and December 31, 2019, the weighted-average remaining maturity of these instruments was approximately 0.2 years and 0.1 years, respectively.

Anticipated Royalties and Cost Transactions

The company’s operations generate significant nonfunctional currency, third-party vendor payments and intercompany payments for royalties and goods and services among the company’s non-U.S. subsidiaries and with the company. In anticipation of these foreign currency cash flows and in view of the volatility of the currency markets, the company selectively employs foreign exchange forward contracts to manage its currency risk. These forward contracts are accounted for as cash flow hedges. The maximum remaining length of time over which the company hedged its exposure is approximately four years. At September 30, 2020 and December 31, 2019, the total notional amount of forward contracts designated as cash flow hedges of forecasted royalty and cost transactions was $8.9 billion and $9.7 billion, respectively. At September 30, 2020 and December 31, 2019, the weighted-average remaining maturity of these instruments was approximately 0.7 years and 0.8 years, respectively.

At September 30, 2020 and December 31, 2019, in connection with cash flow hedges of anticipated royalties and cost transactions, the company recorded net losses of $72 million and net gains of $145 million (before taxes), respectively, in AOCI. The company estimates that $144 million (before taxes) of deferred net losses on derivatives in AOCI at September 30, 2020 will be reclassified to net income within the next 12 months, providing an offsetting economic impact against the underlying anticipated transactions.

Notes to Consolidated Financial Statements — (continued)

Foreign Currency Denominated Borrowings

The company is exposed to exchange rate volatility on foreign currency denominated debt. To manage this risk, the company employs cross-currency swaps to convert fixed-rate foreign currency denominated debt to fixed-rate debt denominated in the functional currency of the borrowing entity. These swaps are accounted for as cash flow hedges. At September 30, 2020, the maximum length of time remaining over which the company hedged its exposure was approximately seven years. At September 30, 2020 and December 31, 2019, the total notional amount of cross-currency swaps designated as cash flow hedges of foreign currency denominated debt was $2.4 billion and $8.2 billion, respectively. The $5.7 billion decrease in cross-currency swaps is part of the company’s risk management strategy and the previously hedged foreign currency denominated debt has been designated as a hedge of net investment in foreign subsidiaries.

At September 30, 2020 and December 31, 2019, in connection with cash flow hedges of foreign currency denominated borrowings, the company recorded net losses of $266 million and net losses of $185 million (before taxes), respectively, in AOCI. The company estimates that $24 million (before taxes) of deferred net losses on derivatives in AOCI at September 30, 2020 will be reclassified to net income within the next 12 months, providing an offsetting economic impact against the underlying exposure.

Subsidiary Cash and Foreign Currency Asset/Liability Management

The company uses its Global Treasury Centers to manage the cash of its subsidiaries. These centers principally use currency swaps to convert cash flows in a cost-effective manner. In addition, the company uses foreign exchange forward contracts to economically hedge, on a net basis, the foreign currency exposure of a portion of the company’s nonfunctional currency assets and liabilities. The terms of these forward and swap contracts are generally less than one year. The changes in the fair values of these contracts and of the underlying hedged exposures are generally offsetting and are recorded in other (income) and expense in the Consolidated Income Statement. At September 30, 2020 and December 31, 2019, the total notional amount of derivative instruments in economic hedges of foreign currency exposure was $4.2 billion and $7.1 billion, respectively.

Equity Risk Management

The company is exposed to market price changes in certain broad market indices and in the company’s own stock primarily related to certain obligations to employees. Changes in the overall value of these employee compensation obligations are recorded in SG&A expense in the Consolidated Income Statement. Although not designated as accounting hedges, the company utilizes derivatives, including equity swaps and futures, to economically hedge the exposures related to its employee compensation obligations. The derivatives are linked to the total return on certain broad market indices or the total return on the company’s common stock, and are recorded at fair value with gains or losses also reported in SG&A expense in the Consolidated Income Statement. At September 30, 2020 and December 31, 2019, the total notional amount of derivative instruments in economic hedges of these compensation obligations was $1.2 billion and $1.3 billion, respectively.

Notes to Consolidated Financial Statements — (continued)

Cumulative Basis Adjustments for Fair Value Hedges

At September 30, 2020 and December 31, 2019, the following amounts were recorded in the Consolidated Balance Sheet related to cumulative basis adjustments for fair value hedges:

	September 30,		December 31,
(Dollars in millions)	2020		2019
Short-term debt:
Carrying amount of the hedged item	$(1,308)		$—
Cumulative hedging adjustments included in the carrying amount - assets/(liabilities)	(8)		—
Long-term debt:
Carrying amount of the hedged item	$(2,117)		$(3,411)
Cumulative hedging adjustments included in the carrying amount - assets/(liabilities)	(445)	(1)	(440)	(1)

(1) Includes ($365) million and ($404) million of hedging adjustments on discontinued hedging relationships at September 30, 2020 and December 31, 2019, respectively.

The Effect of Derivative Instruments in the Consolidated Income Statement

The total amounts of income and expense line items presented in the Consolidated Income Statement in which the effects of fair value hedges, cash flow hedges, net investment hedges and derivatives not designated as hedging instruments are recorded and the total effect of hedge activity on these income and expense line items are as follows:

			Gains/(Losses) of
(Dollars in millions)	Total		Total Hedge Activity
For the three months ended September 30:	2020	2019	2020	2019
Cost of services	$7,357	$7,840	$10	$22
Cost of sales	1,601	1,635	(4)	10
Cost of financing	172	217	3	(11)
SG&A expense	4,647	5,024	58	20
Other (income) and expense	253	(31)	101	(561)
Interest expense	323	432	8	(35)

Notes to Consolidated Financial Statements — (continued)

	Gain (Loss) Recognized in Consolidated Income Statement
	Consolidated	Recognized on		Attributable to Risk
(Dollars in millions)	Income Statement	Derivatives		Being Hedged (2)
For the three months ended September 30:	Line Item	2020	2019	2020	2019
Derivative instruments in fair value hedges (1):
Interest rate contracts	Cost of financing	$0	$3	$7	$0
	Interest expense	0	9	20	0
Derivative instruments not designated as hedging instruments:
Foreign exchange contracts	Other (income) and expense	8	(114)	N/A	N/A
Equity contracts	SG&A expense	63	9	N/A	N/A
Total		$71	$(94)	$27	$0

	Gain (Loss) Recognized in Consolidated Income Statement and Other Comprehensive Income
(Dollars in millions)			Consolidated	Reclassified		Amounts Excluded from
For the three months	Recognized in OCI		Income Statement	from AOCI		Effectiveness Testing (3)
ended September 30:	2020	2019	Line Item	2020	2019	2020	2019
Derivative instruments in cash flow hedges:
Interest rate contracts	$—	$—	Cost of financing	$(1)	$(1)	$—	$—
			Interest expense	(3)	(3)	—	—
Foreign exchange contracts	(32)	(439)	Cost of services	10	22	—	—
			Cost of sales	(4)	10	—	—
			Cost of financing	(5)	(20)	—	—
			SG&A expense	(5)	11	—	—
			Other (income) and expense	93	(447)	—	—
			Interest expense	(15)	(61)	—	—
Instruments in net investment hedges (4):
Foreign exchange contracts	(983)	435	Cost of financing	—	—	2	7
			Interest expense	—	—	7	20
Total	$(1,015)	$(4)		$69	$(488)	$9	$27
(1)	The amount includes changes in clean fair values of the derivative instruments in fair value hedging relationships and the periodic accrual for coupon payments required under these derivative contracts.
(2)	The amount includes basis adjustments to the carrying value of the hedged item recorded during the period and amortization of basis adjustments recorded on de-designated hedging relationships during the period.
(3)	The company’s policy is to recognize all fair value changes in amounts excluded from effectiveness testing in net income each period.
(4)	Instruments in net investment hedges include derivative and non-derivative instruments.

N/A - not applicable

			Gains/(Losses) of
(Dollars in millions)	Total		Total Hedge Activity
For the nine months ended September 30:	2020	2019	2020	2019
Cost of services	$22,720	$24,293	$18	$52
Cost of sales	4,964	4,979	14	40
Cost of financing	517	710	9	(47)
SG&A expense	15,849	15,171	24	199
Other (income) and expense	614	(850)	92	(358)
Interest expense	971	990	24	(96)

Notes to Consolidated Financial Statements — (continued)

	Gain (Loss) Recognized in Consolidated Income Statement
	Consolidated	Recognized on		Attributable to Risk
(Dollars in millions)	Income Statement	Derivatives		Being Hedged (2)
For the nine months ended September 30:	Line Item	2020	2019	2020	2019
Derivative instruments in fair value hedges (1):
Interest rate contracts	Cost of financing	$20	$51	$(3)	$(44)
	Interest expense	57	105	(9)	(89)
Derivative instruments not designated as hedging instruments:
Foreign exchange contracts	Other (income) and expense	18	(27)	N/A	N/A
Equity contracts	SG&A expense	12	153	N/A	N/A
Total		$108	$283	$(13)	$(133)

	Gain (Loss) Recognized in Consolidated Income Statement and Other Comprehensive Income
(Dollars in millions)			Consolidated	Reclassified		Amounts Excluded from
For the nine months	Recognized in OCI		Income Statement	from AOCI		Effectiveness Testing (3)
ended September 30:	2020	2019	Line Item	2020	2019	2020	2019
Derivative instruments in cash flow hedges:
Interest rate contracts	$—	$(168)	Cost of financing	$(3)	$(2)	$—	$—
			Interest expense	(10)	(5)	—	—
Foreign exchange contracts	(249)	(630)	Cost of services	18	52	—	—
			Cost of sales	14	40	—	—
			Cost of financing	(18)	(71)	—	—
			SG&A expense	12	45	—	—
			Other (income) and expense	74	(331)	—	—
			Interest expense	(50)	(146)	—	—
Instruments in net investment hedges (4):
Foreign exchange contracts	(1,033)	306	Cost of financing	—	—	13	19
			Interest expense	—	—	37	38
Total	$(1,281)	$(491)		$37	$(418)	$50	$57
(1)	The amount includes changes in clean fair values of the derivative instruments in fair value hedging relationships and the periodic accrual for coupon payments required under these derivative contracts.
(2)	The amount includes basis adjustments to the carrying value of the hedged item recorded during the period and amortization of basis adjustments recorded on de-designated hedging relationships during the period.
(3)	The company’s policy is to recognize all fair value changes in amounts excluded from effectiveness testing in net income each period.
(4)	Instruments in net investment hedges include derivative and non-derivative instruments.

N/A - not applicable

For the three and nine months ended September 30, 2020 and 2019, there were no material gains or losses excluded from the assessment of hedge effectiveness (for fair value or cash flow hedges), or associated with an underlying exposure that did not or was not expected to occur (for cash flow hedges); nor are there any anticipated in the normal course of business.

Notes to Consolidated Financial Statements — (continued)

16. Stock-Based Compensation:

Stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized over the employee requisite service period. The following table presents total stock-based compensation cost included in income from continuing operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2020	2019	2020	2019
Cost	$42	$29	$109	$71
Selling, general and administrative	129	147	401	313
Research, development and engineering	50	44	147	84
Pre-tax stock-based compensation cost	$222	$220	$658	$468
Income tax benefits	(50)	(50)	(146)	(104)
Total net stock-based compensation cost	$172	$170	$512	$364

Pre-tax stock-based compensation cost for the three months ended September 30, 2020 increased $2 million compared to the corresponding period in the prior year. This was primarily due to increases related to restricted stock units ($49 million), offset by decreases related to performance share units ($27 million) and the conversion of stock-based compensation previously issued by Red Hat ($20 million).

Pre-tax stock-based compensation cost for the nine months ended September 30, 2020 increased $189 million compared to the corresponding period in the prior year. This was primarily due to increases related to restricted stock units ($112 million) and the conversion of stock-based compensation previously issued by Red Hat ($107 million), partially offset by decreases in performance share units ($29 million).

Total unrecognized compensation cost related to non-vested awards at September 30, 2020 was $1.4 billion and is expected to be recognized over a weighted-average period of approximately 2.5 years.

Capitalized stock-based compensation cost was not material at September 30, 2020 and 2019.

17. Retirement-Related Benefits:

The company offers defined benefit pension plans, defined contribution pension plans, as well as nonpension postretirement plans primarily consisting of retiree medical benefits. The following tables provide the pre-tax cost for all retirement-related plans.

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended September 30:	2020	2019	Change
Retirement-related plans — cost
Defined benefit and contribution pension plans — cost	$610	$459	32.9%
Nonpension postretirement plans — cost	50	53	(5.9)
Total	$660	$512	28.9%

			Yr. to Yr.
(Dollars in millions)			Percent
For the nine months ended September 30:	2020	2019	Change
Retirement-related plans — cost
Defined benefit and contribution pension plans — cost	$1,789	$1,337	33.8%
Nonpension postretirement plans — cost	151	160	(5.2)
Total	$1,941	$1,497	29.6%

Notes to Consolidated Financial Statements — (continued)

The following tables provide the components of the cost/(income) for the company’s pension plans.

Cost/(Income) of Pension Plans

(Dollars in millions)	U.S. Plans		Non-U.S. Plans
For the three months ended September 30:	2020	2019	2020	2019
Service cost	$—	$—	$99	$93
Interest cost (1)	375	470	142	202
Expected return on plan assets (1)	(542)	(650)	(323)	(391)
Amortization of prior service costs/(credits) (1)	4	4	(5)	(7)
Recognized actuarial losses (1)	207	140	360	313
Curtailments and settlements (1)	—	—	21	3
Multi-employer plans	—	—	7	10
Other costs/(credits) (1)	—	—	6	11
Total net periodic pension (income)/cost of defined benefit plans	$44	$(36)	$307	$235
Cost of defined contribution plans	148	151	111	109
Total defined benefit and contribution pension plans cost recognized in the Consolidated Income Statement	$192	$115	$418	$344

(Dollars in millions)	U.S. Plans		Non-U.S. Plans
For the nine months ended September 30:	2020	2019	2020	2019
Service cost	$—	$—	$289	$279
Interest cost (1)	1,126	1,411	408	616
Expected return on plan assets (1)	(1,627)	(1,949)	(943)	(1,186)
Amortization of prior service costs/(credits) (1)	12	12	(14)	(20)
Recognized actuarial losses (1)	622	419	1,041	939
Curtailments and settlements (1)	—	—	42	7
Multi-employer plans	—	—	22	26
Other costs/(credits) (1)	—	—	20	22
Total net periodic pension (income)/cost of defined benefit plans	$133	$(107)	$865	$683
Cost of defined contribution plans	457	440	334	321
Total defined benefit and contribution pension plans cost recognized in the Consolidated Income Statement	$590	$333	$1,200	$1,004
(1)	These components of net periodic pension cost are included in other (income) and expense in the Consolidated Income Statement.

The following tables provide the components of the cost for the company’s nonpension postretirement plans.

Cost of Nonpension Postretirement Plans

(Dollars in millions)	U.S. Plan		Non-U.S. Plans
For the three months ended September 30:	2020	2019	2020	2019
Service cost	$2	$3	$1	$1
Interest cost (1)	26	36	8	12
Expected return on plan assets (1)	—	—	(1)	(1)
Amortization of prior service costs/(credits) (1)	1	(1)	0	0
Recognized actuarial losses (1)	7	0	5	3
Curtailments and settlements (1)	—	—	—	—
Total nonpension postretirement plans cost recognized in Consolidated Income Statement	$36	$38	$14	$15
(1)	These components of net periodic pension cost are included in other (income) and expense in the Consolidated Income Statement.

Notes to Consolidated Financial Statements — (continued)

(Dollars in millions)	U.S. Plan		Non-U.S. Plans
For the nine months ended September 30:	2020	2019	2020	2019
Service cost	$7	$8	$4	$4
Interest cost (1)	77	109	26	37
Expected return on plan assets (1)	—	—	(3)	(4)
Amortization of prior service costs/(credits) (1)	3	(2)	0	0
Recognized actuarial losses (1)	22	0	16	8
Curtailments and settlements (1)	—	—	0	0
Total nonpension postretirement plans cost recognized in Consolidated Income Statement	$109	$115	$43	$45

(1) These components of net periodic pension cost are included in other (income) and expense in the Consolidated Income Statement.

The table below includes contributions to the following plans:

	Plan Contributions
	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2020	2019	2020	2019
U.S. nonpension postretirement benefit plan	$65	$35	$265	$262
Non-U.S. DB and multi-employer plans	16	32	127	159
Total plan contributions	$80	$66	$392	$421

During the three months ended September 30, 2020 and 2019, $65 million for both periods, was contributed in U.S. Treasury securities (includes the Active Medical Trust). During the nine months ended September 30, 2020 and 2019, $475 million and $421 million, respectively, was contributed in U.S. Treasury securities (includes the Active Medical Trust). The contribution of U.S. Treasury securities is considered a non-cash transaction.

18. Subsequent Events:

On October 8, 2020, together with the company's announcement to separate its managed infrastructure services unit of its GTS segment into a new public company by the end of 2021 (refer to note 1, "Basis of Presentation" for additional information), the company announced that it expects to record a charge for structural actions of approximately $2.3 billion in the fourth quarter of 2020.

On October 27, 2020, the company announced that the Board of Directors approved a quarterly dividend of $1.63 per common share. The dividend is payable December 10, 2020 to shareholders of record on November 10, 2020.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020

Snapshot

Financial Results Summary — Three Months Ended September 30:

			Yr. to Yr.
			Percent/
(Dollars and shares in millions except per share amounts)			Margin
For the three months ended September 30:	2020	2019	Change
Revenue	$17,560	$18,028	(2.6)	%*
Gross profit margin	48.0%	46.2%	1.8	pts.
Total expense and other (income)	$6,603	$6,813	(3.1)%
Income from continuing operations before income taxes	$1,827	$1,522	20.0%
Provision for income taxes from continuing operations	$128	$(151)	nm
Income from continuing operations	$1,698	$1,673	1.5%
Income from continuing operations margin	9.7%	9.3%	0.4	pts.
Net income	$1,698	$1,672	1.5%
Earnings per share from continuing operations - assuming dilution	$1.89	$1.87	1.1%
Weighted-average shares outstanding - assuming dilution	897.3	892.8	0.5%

* (3.5) percent adjusted for currency; (3.1) percent excluding divested businesses and adjusted for currency.

nm - not meaningful

Organization of Information:

On October 8, 2020, we announced our plan to separate our managed infrastructure services unit of our Global Technology Services (GTS) segment into a new public company (currently referred to as NewCo and to be named later). The separation is expected to be achieved through a U.S. federal tax-free spin-off to IBM shareholders and completed by the end of 2021. It will be subject to customary market, regulatory and other closing conditions, including final IBM Board of Directors’ approval. The announcement did not have any classification impact to our consolidated financial statements or segment reporting. We expect the managed infrastructure services unit to meet the criteria to be classified as discontinued operations upon separation.

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

On July 9, 2019, IBM acquired 100 percent of the outstanding shares of Red Hat, Inc. (Red Hat). Red Hat is reported within the Cloud & Cognitive Software segment, in Cloud & Data Platforms. For the nine months ended September 30, 2020, the year-to-year results reflect transaction-related impacts associated with the acquisition. Refer to note 5, “Acquisitions & Divestitures,” for additional information.

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

Operating (non-GAAP) Earnings:

In an effort to provide better transparency into the operational results of the business, supplementally, the company separates business results into operating and non-operating categories. Operating earnings from continuing operations is a non-GAAP measure that excludes the effects of certain acquisition-related charges, intangible asset amortization, expense resulting from basis differences on equity method investments, retirement-related costs and discontinued operations and their related tax impacts. Due to the unique, non-recurring nature of the enactment of the U.S. Tax Cuts and Jobs Act (U.S. tax reform), management characterizes the one-time provisional charge recorded in the fourth quarter of 2017 and adjustments to that charge as non-operating. Adjustments include true-ups, accounting elections and any changes to regulations, laws, audit adjustments, etc. that affect the recorded one-time charge. For acquisitions, operating (non-GAAP) earnings exclude the amortization of purchased intangible assets and acquisition-related charges such as in-process research and development, transaction costs, applicable retention, restructuring and related expenses, tax charges related to acquisition integration and pre-closing charges, such as financing costs. These charges are excluded as they may be inconsistent in amount and timing from period to period and are significantly impacted by the size, type and frequency of the company’s acquisitions. All other spending for acquired companies is included in both earnings from continuing operations and in operating (non-GAAP) earnings. Throughout the Management Discussion, the impact of acquisitions over the prior 12-month period may be a driver of higher expense year to year. For retirement-related costs, management characterizes certain items as operating and others as non-operating, consistent with GAAP. The company includes defined benefit plan and nonpension postretirement benefit plan service costs, multi-employer plan costs and the cost of defined contribution plans in operating earnings. Non-operating retirement-related costs include defined benefit plan and nonpension postretirement benefit plan amortization of prior service costs, interest cost, expected return on plan assets, amortized actuarial gains/losses, the impacts of any plan curtailments/settlements and pension insolvency costs and other costs. Non-operating retirement-related costs are primarily related to changes in pension plan assets and liabilities which are tied to financial market performance, and the company considers these costs to be outside of the operational performance of the business.

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

Management Discussion – (continued)

The following table provides the company’s operating (non-GAAP) earnings for the third quarter of 2020 and 2019.

			Yr. to Yr.
(Dollars in millions except per share amounts)			Percent
For the three months ended September 30:	2020	2019	Change
Net income as reported	$1,698	$1,672	1.5%
Income/(loss) from discontinued operations, net of tax	(1)	(1)	(37.6)
Income from continuing operations	$1,698	$1,673	1.5%
Non-operating adjustments (net of tax):
Acquisition-related charges	$358	$586	(38.9)%
Non-operating retirement-related costs/(income)	237	130	82.8
U.S. tax reform impacts	21	5	320.0
Operating (non-GAAP) earnings*	$2,315	$2,394	(3.3)%
Diluted operating (non-GAAP) earnings per share*	$2.58	$2.68	(3.7)%

* Refer to page 92 for a more detailed reconciliation of net income to operating earnings and operating earnings per share.

Strategic Announcement:

IBM is redefining our future as a hybrid cloud platform and AI company. The October 8, 2020 announcement of our plan to separate our managed infrastructure services unit of our GTS segment into a new public company will create two industry-leading companies, each with strategic focus and flexibility to capitalize on their respective missions and drive client and shareholder value. Client buying needs for application and infrastructure services are diverging, while adoption of our hybrid cloud platform is accelerating. This change in clients’ needs makes it the right time to create two market-leading companies focused on what they do best. IBM will focus on its open hybrid cloud platform and AI capabilities to accelerate clients’ digital transformations. Upon separation, NewCo will immediately be the world's leading managed infrastructure services provider and will have greater agility to design, run and modernize the infrastructure of the world’s most important organizations.

Both IBM and NewCo will have greater agility to focus on their operating and financial models, have more freedom to partner with others and both will align their investments and capital structure to their strategic focus areas. As a result, IBM expects to drive sustainable mid-single digit revenue growth after the separation of NewCo is complete. We expect to show milestones, including improved revenue growth, by the middle of 2021 as we progress toward mid-single digit growth.

Environmental Dynamics:

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

The health of IBM employees, our clients, business partners and community remains our primary focus. We are actively engaged to ensure our plans and response activities continue to be aligned with recommendations of the WHO, the U.S. Centers for Disease Control and Prevention and governmental regulations.

Since the pandemic began, we assembled our resources and brought together the right communities of experts, including clients, governments, scientists, developers, partners, academic institutions, health agencies and IBMers, to work together, and manage through the COVID-19 outbreak doing what we do best, applying data, knowledge, computing power and insights to solve difficult problems.

IBM is well positioned to support our clients through this crisis. The pandemic has driven companies to accelerate their digital transformations, resulting in the removal of traditional barriers to progress. The reliance on technology,

Management Discussion – (continued)

particularly hybrid cloud and AI technologies that give clients the scalability and flexibility needed to adjust to the rapid market changes, has become more acute. We are helping to advise, build, move and manage our clients’ shift of their applications and workflows to our leading open hybrid cloud platform. We are also working with our clients to apply AI, automation and other technologies to make their workflows more intelligent and responsive. As our clients are intensifying their focus on their most important asset, their people, we are partnering with clients to help them enhance employee engagement and productivity, reskill the workforce faster and reimagine ways of working.

The COVID-19 pandemic is an unprecedented, global challenge and it has placed every company in uncharted waters. In this current environment, the underlying fundamentals of our business continue to remain sound:

●	IBM has always focused on the enterprise space, and within that our business is more concentrated in large enterprises, which in total have been relatively more stable throughout the pandemic;
●	Our diversification and mix by industry, geography and client segment provides some stability during these times;
●	From an industry perspective, the majority of our revenue comes from clients in financial services, telecom, and the public sector – including government and healthcare;
●	Approximately 70 percent of our revenue comes from industries that run the world’s most critical processes, such as core banking systems, supply chains, and claims processing, and those industries have been less impacted;
●	From a geographic perspective, we are continuing to see markets experience different impacts from the pandemic over time. Our global footprint of more than 170 countries provides some natural hedge.
●	Approximately 60 percent of our annual revenue is in recurring revenue streams;
●	Our innovative technology and our industry-specific expertise are assets to our clients; and,
●	Our balance sheet remains strong with ample liquidity and access to capital, and we remain committed to our long-standing dividend policy to provide value to shareholders.

Our industry, geographic and client profile and our annuity base provide some level of stability, not only in our revenue, but also in profit and cash, as we continue to manage through these challenging times. However, in the current macroeconomic environment, clients continue to balance short-term challenges and opportunities for transformation. Their short-term priorities continue to be focused on operational stability, flexibility and cash preservation, and as such, we have experienced some disruptions in transactional performance and delays in some services projects.

The long-term economic effects of the pandemic remain unknown. However, this environment has only reinforced the need for clients to modernize their businesses to succeed in this new normal, with hybrid cloud and AI at the core of their digital transformations. While the current environment poses certain short-term challenges, it also presents long-term opportunities that IBM will seize as our open hybrid platform and AI-driven model delivers greater innovation, higher productivity and more strategic optionality to our clients.

Financial Performance Summary — Three Months Ended September 30:

In the third quarter of 2020, we reported $17.6 billion in revenue, $1.7 billion in income from continuing operations and operating (non-GAAP) earnings of $2.3 billion, resulting in diluted earnings per share from continuing operations of $1.89 as reported and $2.58 on an operating (non-GAAP) basis. We also generated $4.3 billion in cash from operations, $1.1 billion in free cash flow and delivered shareholder returns of $1.5 billion through dividends. These results reflect strong performance in hybrid cloud led by Red Hat, gross and pre-tax margin expansion and solid cash generation.

Total consolidated revenue decreased 2.6 percent as reported and 3 percent excluding divested businesses and adjusted for currency. With a macroeconomic environment relatively consistent with the second quarter, clients’ near-term priorities resulted in some project delays and purchase deferrals. This resulted in impacts to our transactional

Management Discussion – (continued)

software, project-oriented services and volume-based services. On a segment basis, Cloud & Cognitive Software increased 6.8 percent as reported and 6 percent adjusted for currency. Within this segment, Cloud & Data Platforms grew 20.3 percent (19 percent adjusted for currency) led by Red Hat’s strong performance with double-digit growth across infrastructure software and application development and emerging technologies. Cognitive Applications revenue trajectory improved with growth of 0.9 percent (flat adjusted for currency) compared to the prior-year period, while Transaction Processing Platforms declined year to year. Global Business Services (GBS) decreased 4.7 percent as reported (6 percent adjusted for currency) with declines across all lines of business. GTS decreased 3.6 percent as reported (4 percent adjusted for currency). Within the segment, Infrastructure & Cloud Services decreased with lower client-based business volumes in the more economically-sensitive industries, while declines in Technology Support Services reflected hardware product cycles and continuing volume impacts due to the pandemic. Systems decreased 15.1 percent as reported (16 percent adjusted for currency) driven primarily by product cycle dynamics.

Total cloud revenue of $6.0 billion in the third quarter of 2020 grew 19 percent as reported (18 percent adjusted for currency) and 19 percent excluding divested businesses and adjusted for currency. Over the trailing 12 months, total cloud revenue was $24.4 billion, up 22 percent as reported (23 percent adjusted for currency) and 25 percent excluding divested businesses and adjusted for currency.

From a geographic perspective, Americas revenue declined 4.4 percent year to year as reported (3 percent excluding divested businesses and adjusted for currency). Europe/Middle East/Africa (EMEA) increased 1.6 percent as reported, but decreased 2 percent excluding divested businesses and adjusted for currency. Asia Pacific declined 4.4 percent year to year as reported (5 percent excluding divested businesses and adjusted for currency).

Total consolidated gross margin of 48.0 percent increased 1.8 points year to year reflecting portfolio mix with strong software contribution and our focus on productivity. Operating (non-GAAP) gross margin of 49.0 percent increased 1.6 points versus the prior year, primarily driven by the same factors.

Total expense and other (income) of $6.6 billion decreased 3.1 percent in the third quarter of 2020 versus the prior-year period primarily driven by lower acquisition-related charges, expense from divested businesses, spending on travel and interest expense, partially offset by higher non-operating retirement-related costs, lower gains from divestitures and the effects of currency. Total operating (non-GAAP) expense and other (income) decreased 1.9 percent year to year, driven primarily by the factors above excluding the lower acquisition-related charges and higher non-operating retirement-related costs.

The pre-tax income from continuing operations of $1.8 billion increased 20.0 percent year to year and the pre-tax margin was 10.4 percent, an increase of 2.0 points versus the prior-year period. The continuing operations provision for income taxes in the third quarter of 2020 was $0.1 billion compared to a benefit from income taxes of $0.2 billion in the third quarter of 2019. Net income of $1.7 billion increased 1.5 percent and the net income margin was 9.7 percent, an increase of 0.4 points year to year.

Operating (non-GAAP) pre-tax income from continuing operations of $2.6 billion increased 7.6 percent year to year and the operating (non-GAAP) pre-tax margin from continuing operations increased 1.4 points to 14.7 percent. The operating (non-GAAP) provision for income taxes was $263 million in the third quarter of 2020 compared to $1 million in the third quarter of 2019. Operating (non-GAAP) income from continuing operations of $2.3 billion decreased 3.3 percent with an operating (non-GAAP) income margin from continuing operations of 13.2 percent, down 0.1 points year to year.

Diluted earnings per share from continuing operations of $1.89 in the third quarter of 2020 increased 1.1 percent and operating (non-GAAP) diluted earnings per share of $2.58 decreased 3.7 percent versus the third quarter of 2019.

We generated $4.3 billion in cash flow provided by operating activities, an increase of $0.7 billion compared to the third quarter of 2019. In the third quarter of 2020, investing activities were a net use of cash of $0.3 billion compared to $30.4 billion in the prior year. The $30.0 billion change year to year was driven primarily by cash used for the Red Hat

Management Discussion – (continued)

acquisition in the prior-year period. Financing activities were a use of cash of $1.7 billion in the third quarter of 2020 compared to $8.2 billion in the prior-year period driven primarily by net cash related to debt transactions. In the third quarter of 2020, net payments to settle debt were $0.3 billion versus $6.6 billion in the prior year.

Given the uncertainty in the environment, and consistent with our direction since the first quarter, we are not providing 2020 expectations. Refer to the Looking Forward section for additional information.

Financial Results Summary —Nine Months Ended September 30:

			Yr. to Yr.
			Percent/
(Dollars and shares in millions except per share amounts)			Margin
For the nine months ended September 30:	2020	2019	Change
Revenue	$53,253	$55,370	(3.8)	%*
Gross profit margin	47.0%	45.9%	1.2	pts.
Total expense and other (income)	$21,704	$19,215	13.0%
Income from continuing operations before income taxes	$3,348	$6,173	(45.8)%
Provision for/(benefit from) income taxes from continuing operations	$(888)	$407	nm
Income from continuing operations	$4,237	$5,766	(26.5)%
Income from continuing operations margin	8.0%	10.4%	(2.5)	pts.
Net income	$4,234	$5,761	(26.5)%
Earnings per share from continuing operations - assuming dilution	$4.72	$6.46	(26.9)%
Weighted-average shares outstanding - assuming dilution	895.8	892.5	0.4%

	At 9/30/2020	At 12/31/2019
Assets	$154,128	$152,186	1.3%
Liabilities	$132,794	$131,202	1.2%
Equity	$21,334	$20,985	1.7%

* (3.1) percent adjusted for currency; (1.6) percent excluding divested businesses and adjusted for currency.

nm - not meaningful

The following table provides the company’s operating (non-GAAP) earnings for the first nine months of 2020 and 2019.

			Yr. to Yr.
(Dollars in millions except per share amounts)			Percent
For the nine months ended September 30:	2020	2019	Change
Net income as reported	$4,234	$5,761	(26.5)%
Income/(loss) from discontinued operations, net of tax	(2)	(5)	(46.3)
Income from continuing operations	$4,237	$5,766	(26.5)%
Non-operating adjustments (net of tax):
Acquisition-related charges	$1,095	$967	13.2%
Non-operating retirement-related costs/(income)	710	338	110.2
U.S. tax reform impacts	(128)	160	nm
Operating (non-GAAP) earnings*	$5,913	$7,230	(18.2)%
Diluted operating (non-GAAP) earnings per share*	$6.60	$8.10	(18.5)%

* Refer to page 93 for a more detailed reconciliation of net income to operating earnings and operating earnings per share.

nm - not meaningful

Management Discussion – (continued)

Financial Performance Summary —Nine Months Ended September 30:

In the first nine months of 2020, we reported $53.3 billion in revenue, $4.2 billion in income from continuing operations and operating (non-GAAP) earnings of $5.9 billion, resulting in diluted earnings per share from continuing operations of $4.72 as reported and $6.60 on an operating (non-GAAP) basis. We generated $12.3 billion in cash from operations, $4.8 billion in free cash flow and delivered shareholder returns of $4.3 billion through dividends.

Total consolidated revenue decreased 3.8 percent as reported (2 percent excluding divested businesses and adjusted for currency). Revenue dynamics were impacted by the global pandemic beginning in March. Cloud & Cognitive Software increased 5.1 percent as reported (6 percent adjusted for currency). Within this segment, Cloud & Data Platforms grew 26.7 percent (27 percent adjusted for currency) led by Red Hat, partially offset by declines in Cognitive Applications and Transaction Processing Platforms. GBS decreased 4.2 percent as reported (4 percent adjusted for currency) with declines across all lines of business. GTS decreased 5.7 percent as reported (5 percent adjusted for currency) with declines in Infrastructure & Cloud Services and Technology Support Services. Systems decreased 1.9 percent as reported (2 percent adjusted for currency) with declines in Operating Systems Software partially offset by growth in Systems Hardware driven by IBM Z growth in the first half of the year.

Total cloud revenue was $17.6 billion in the first nine months of 2020 with strong growth of 23 percent as reported, 23 percent adjusted for currency and 25 percent excluding divested businesses and adjusted for currency.

From a geographic perspective, Americas revenue declined 4.1 percent year to year as reported (1 percent excluding divested businesses and adjusted for currency). EMEA decreased 3.3 percent as reported (2 percent excluding divested businesses and adjusted for currency). Asia Pacific declined 3.9 percent year to year as reported (3 percent excluding divested businesses and adjusted for currency).

Total consolidated gross margin of 47.0 percent increased 1.2 points year to year with margin expansion in Systems, GBS and Cloud & Cognitive Software. Operating (non-GAAP) gross margin of 48.1 percent increased 1.6 points versus the prior year.

Total expense and other (income) increased 13.0 percent in the first nine months of 2020 versus the prior-year period primarily driven by higher spending due to the addition of Red Hat, lower gains from divestitures, higher non-operating retirement-related costs, amortization of intangible assets associated with the acquisition of Red Hat, and higher workforce rebalancing charges, partially offset by lower expense from divested businesses and lower acquisition- related charges. Total operating (non-GAAP) expense and other (income) increased 11.6 percent year to year, driven primarily by the factors above excluding the amortization of intangible assets, non-operating retirement-related costs and acquisition-related charges.

The pre-tax income from continuing operations in the first nine months of 2020 was $3.3 billion, compared to $6.2 billion in the first nine months of 2019. The pre-tax margin was 6.3 percent, a decrease of 4.9 points versus the prior-year period. The continuing operations benefit from income taxes in the first nine months of 2020 was $0.9 billion compared to a provision for income taxes of $0.4 billion in the first nine months of 2019. The current-year benefit from income taxes was primarily driven by a net tax benefit in the first quarter of 2020 related to an intra-entity sale of certain of the company’s intellectual property and the related impacts. Net income of $4.2 billion decreased 26.5 percent and the net income margin was 8.0 percent, a decrease of 2.5 points year to year.

Operating (non-GAAP) pre-tax income from continuing operations of $5.6 billion decreased 28.5 percent year to year and the operating (non-GAAP) pre-tax margin from continuing operations decreased 3.6 points to 10.5 percent. The operating (non-GAAP) benefit from income taxes was $0.3 billion in the first nine months of 2020, compared to a provision for income taxes of $0.6 billion in the first nine months of 2019. The current-year operating (non-GAAP) benefit from income taxes was primarily driven by the same factor described above. Operating (non-GAAP) income from continuing operations of $5.9 billion decreased 18.2 percent with an operating (non-GAAP) income margin from continuing operations of 11.1 percent, down 2.0 points year to year.

Management Discussion – (continued)

Diluted earnings per share from continuing operations of $4.72 in the first nine months of 2020 decreased 26.9 percent and operating (non-GAAP) diluted earnings per share of $6.60 decreased 18.5 percent versus the first nine months of 2019.

In the third quarter, we continued to take actions to further enhance our balance sheet and liquidity position. At September 30, 2020, the balance sheet remained strong with the flexibility to support and invest in the business, with a strong cash position and ample credit available during these uncertain times. Cash and cash equivalents, restricted cash and marketable securities at September 30, 2020 were $15.8 billion, an increase of $6.7 billion from December 31, 2019. We accessed the debt markets earlier in the year, taking advantage of attractive market dynamics and are in a strong position to fund upcoming debt maturities in the fourth-quarter 2020.

Key drivers in the balance sheet and total cash flows were:

Total assets increased $1.9 billion ($2.0 billion adjusted for currency) from December 31, 2019 driven by:

●	An increase in cash and cash equivalents, restricted cash and marketable securities of $6.7 billion; and

●	An increase in deferred tax assets of $3.7 billion primarily due to the intra-entity sale of IP in the first quarter; partially offset by

●	A decrease in receivables of $8.2 billion primarily as a result of collections of seasonally higher year-end balances and divestiture-related receivables, as well as sales of receivables.

Total liabilities increased $1.6 billion ($0.3 billion adjusted for currency) from December 31, 2019 driven by:

●	An increase in total debt of $2.5 billion primarily driven by new debt issuances of $8.8 billion, partially offset by debt maturities and early retirements of $6.7 billion; and

●	An increase in other liabilities of $1.0 billion primarily driven by an increase in deferred tax liabilities related to the intra-entity IP sale in the first quarter; partially offset by

●	A decrease in accounts payable of $0.9 billion reflecting declines from seasonally higher year-end balances.

Total equity of $21.3 billion increased $0.3 billion from December 31, 2019 as a result of:

●	Net income of $4.2 billion; and

●	An increase in common stock of $0.5 billion; partially offset by

●	Dividends of $4.3 billion.

We generated $12.3 billion in cash flow provided by operating activities, an increase of $1.0 billion compared to the first nine months of 2019. This included a number of strategic actions taken to preserve cash and maintain a strong balance sheet and liquidity position. In the first nine months of 2020, investing activities were a net use of cash of $2.5 billion compared to $27.1 billion in the prior year. The $24.6 billion decrease year to year was driven primarily by a decrease in net cash used for acquisitions of $32.6 billion, partially offset by a decrease of $6.1 billion in cash provided by net non-operating finance receivables. Financing activities were a net use of cash of $3.4 billion in the first nine months of 2020 compared to a net source of cash of $14.7 billion in the prior year. The $18.1 billion change year to year was primarily driven by a decrease in net cash provided by debt transactions of $19.4 billion with a higher level of net additions in the prior year to fund the Red Hat acquisition.

Management Discussion – (continued)

Third Quarter and First Nine Months in Review

Results of Continuing Operations

Segment Details

The following is an analysis of the third quarter and first nine months of 2020 versus the third quarter and first nine months of 2019 reportable segment external revenue and gross margin results. Segment pre-tax income includes transactions between segments that are intended to reflect an arm’s-length transfer price and excludes certain unallocated corporate items.

						Yr. to Yr.
						Percent
				Yr. to Yr.		Change
(Dollars in millions)				Percent/Margin		Adjusted For
For the three months ended September 30:	2020	2019		Change		Currency
Revenue:
Cloud & Cognitive Software	$5,553	$5,201	*	6.8%		5.8%
Gross margin	77.1%	74.5	%*	2.6	pts.
Global Business Services	3,965	4,160	*	(4.7)%		(5.8)%
Gross margin	32.9%	31.1	%*	1.9	pts.
Global Technology Services	6,462	6,700		(3.6)%		(4.3)%
Gross margin	35.0%	35.8%		(0.8)	pts.
Systems	1,257	1,481		(15.1)%		(16.0)%
Gross margin	51.2%	52.6%		(1.4)	pts.
Global Financing	273	343		(20.5)%		(20.3)%
Gross margin	37.5%	36.9%		0.6	pts.
Other	50	142	*	(64.6)%		(64.7)%
Gross margin	(336.2)%	(98.7)	%*	(237.6)	pts.
Total consolidated revenue	$17,560	$18,028		(2.6)	%**	(3.5)%
Total consolidated gross profit	$8,430	$8,336		1.1%
Total consolidated gross margin	48.0%	46.2%		1.8	pts.
Non-operating adjustments:
Amortization of acquired intangible assets	180	196		(8.0)%
Acquisition-related charges	—	13		(100.0)
Operating (non-GAAP) gross profit	$8,610	$8,545		0.8%
Operating (non-GAAP) gross margin	49.0%	47.4%		1.6	pts.
*	Recast to reflect segment changes.

** (3.1) percent excluding divested businesses and adjusted for currency.

Management Discussion – (continued)

						Yr. to Yr.
						Percent
				Yr. to Yr.		Change
(Dollars in millions)				Percent/Margin		Adjusted For
For the nine months ended September 30:	2020	2019		Change		Currency
Revenue:
Cloud & Cognitive Software	$16,540	$15,731	*	5.1%		5.7%
Gross margin	76.6%	76.0	%*	0.6	pts.
Global Business Services	11,992	12,513	*	(4.2)%		(3.7)%
Gross margin	29.5%	27.8	%*	1.7	pts.
Global Technology Services	19,245	20,412		(5.7)%		(4.6)%
Gross margin	34.4%	34.6%		(0.2)	pts.
Systems	4,477	4,562		(1.9)%		(1.6)%
Gross margin	53.7%	51.1%		2.6	pts.
Global Financing	837	1,100		(23.9)%		(22.8)%
Gross margin	39.0%	35.6%		3.4	pts.
Other	163	1,053	*	(84.5)%		(84.4)%
Gross margin	(305.4)%	16.1	%*	(321.5)	pts.
Total consolidated revenue	$53,253	$55,370		(3.8)	%**	(3.1)%
Total consolidated gross profit	$25,052	$25,388		(1.3)%
Total consolidated gross margin	47.0%	45.9%		1.2	pts.
Non-operating adjustments:
Amortization of acquired intangible assets	556	346		60.9%
Acquisition-related charges	—	13		(100.0)
Operating (non-GAAP) gross profit	$25,608	$25,747		(0.5)%
Operating (non-GAAP) gross margin	48.1%	46.5%		1.6	pts.
*	Recast to reflect segment changes.

** (1.6) percent excluding divested businesses and adjusted for currency.

Cloud & Cognitive Software

					Yr. to Yr.
					Percent
				Yr. to Yr.	Change
(Dollars in millions)				Percent	Adjusted For
For the three months ended September 30:	2020	2019		Change	Currency
Cloud & Cognitive Software external revenue:	$5,553	$5,201	*	6.8%	5.8%
Cloud & Data Platforms	$2,775	$2,308		20.3%	19.1%
Cognitive Applications	1,317	1,305	*	0.9	0.1
Transaction Processing Platforms	1,461	1,589		(8.0)	(8.9)

*   Recast to reflect segment changes.

					Yr. to Yr.
					Percent
				Yr. to Yr.	Change
(Dollars in millions)				Percent	Adjusted For
For the nine months ended September 30:	2020	2019		Change	Currency
Cloud & Cognitive Software external revenue:	$16,540	$15,731	*	5.1%	5.7%
Cloud & Data Platforms	$8,108	$6,398		26.7%	27.3%
Cognitive Applications	3,745	3,914	*	(4.3)	(3.9)
Transaction Processing Platforms	4,687	5,419		(13.5)	(12.9)

*  Recast to reflect segment changes.

Management Discussion – (continued)

Cloud & Cognitive Software revenue of $5,553 million increased 6.8 percent as reported (6 percent adjusted for currency) in the third quarter of 2020 compared to the prior year and reflects a sequential year-to-year improvement versus second-quarter 2020. The growth in third-quarter 2020 was driven primarily by Cloud & Data Platforms, led by Red Hat. With the one-year anniversary of the Red Hat acquisition in early July, Red Hat again delivered strong double-digit growth driven by infrastructure software and application development and emerging technologies. For the first nine months of the year, Cloud & Cognitive Software revenue of $16,540 million increased 5.1 percent as reported (6 percent adjusted for currency), with strong double-digit growth in Cloud & Data Platforms driven primarily by Red Hat, partially offset by declines in Transaction Processing Platforms and Cognitive Applications. Software has a seasonally smaller transactional base in the third quarter, which benefited us in a challenging transactional environment.

In the third quarter, Cloud & Data Platforms revenue of $2,775 million increased 20.3 percent as reported (19 percent adjusted for currency) compared to the prior year, led by Red Hat’s strong operating performance and a decline in the acquisition-related purchase accounting impacts year to year. Client adoption of our platform continued to grow, with approximately 200 clients added to our container platform in the quarter. Leveraging Red Hat’s OpenShift container platform, our AI-powered Cloud Paks provide clients with ease of use and the ability to scale and secure operations across a variety of environments. We are expanding and leveraging the IBM and Red Hat ecosystems with over 180 partners now selling IBM Cloud Paks. We had good penetration in our large accounts and more than tripled the number of clients adopting Cloud Paks versus a year ago.

Cognitive Applications third-quarter revenue of $1,317 million increased 0.9 percent as reported and was flat adjusted for currency compared to the prior year, led by strength in our security and supply chain offerings. Within security, there was good demand for our Threat Management software and services as clients focused on transforming and managing their security operations. We drove adoption of our Cloud Pak for Security and QRadar on Cloud, and we had good performance in Identity and Trust services as we helped our clients with their secure digital transformations. We also had good performance in our supply chain software offerings, such as Supply Chain Order Management, which enables clients to shift to more flexible and scalable digital channels.

Transaction Processing Platforms revenue of $1,461 million decreased 8.0 percent as reported (9 percent adjusted for currency) in the third quarter compared to the prior year. Consistent with the macroeconomic environment, clients continued to focus on near-term priorities resulting in purchase deferrals, which impacted our transactional software performance.

Within Cloud & Cognitive Software, cloud revenue of $1.8 billion grew 64 percent as reported (63 percent adjusted for currency) in the third quarter of 2020. For the first nine months of 2020, cloud revenue of $4.8 billion grew 85 percent as reported and adjusted for currency.

			Yr. to Yr.
			Percent/
(Dollars in millions)			Margin
For the three months ended September 30:	2020	2019*	Change
Cloud & Cognitive Software:
External gross profit	$4,281	$3,876	10.4%
External gross profit margin	77.1%	74.5%	2.6	pts.
Pre-tax income	$1,834	$1,290	42.2%
Pre-tax margin	28.5%	21.9%	6.6	pts.
*	Recast to reflect segment changes

Management Discussion – (continued)

			Yr. to Yr.
			Percent/
(Dollars in millions)			Margin
For the nine months ended September 30:	2020	2019*	Change
Cloud & Cognitive Software:
External gross profit	$12,665	$11,955	5.9%
External gross profit margin	76.6%	76.0%	0.6	pts.
Pre-tax income	$4,475	$5,082	(11.9)%
Pre-tax margin	23.6%	28.4%	(4.9)	pts.

*  Recast to reflect segment changes.

Cloud & Cognitive Software gross profit margin increased 2.6 points to 77.1 percent in the third quarter of 2020 compared to the prior year, driven primarily by margin expansion in services and contribution from Red Hat. For the first nine months of 2020, gross profit margin increased 0.6 points to 76.6 percent, primarily driven by the same factors.

In the third quarter, pre-tax income of $1,834 million increased 42.2 percent compared to the prior year. The pre-tax margin increased 6.6 points to 28.5 percent in the third quarter, driven primarily by revenue growth and gross profit margin expansion in our Cloud & Data Platforms business. For the first nine months of the year, pre-tax income of $4,475 million decreased 11.9 percent compared to the prior year and the pre-tax margin decreased 4.9 points to 23.6 percent. The year-to-year decline in margin in the first nine months of 2020 reflects transaction-related impacts from the Red Hat acquisition, revenue declines in Transaction Processing Platforms as well as higher charges for workforce rebalancing in the current year.

Global Business Services

					Yr. to Yr.
					Percent
				Yr. to Yr.	Change
(Dollars in millions)				Percent	Adjusted For
For the three months ended September 30:	2020	2019		Change	Currency
Global Business Services external revenue:	$3,965	$4,160	*	(4.7)%	(5.8)%
Consulting	$1,966	$2,016	*	(2.5)%	(3.7)%
Application Management	1,758	1,897		(7.3)	(8.4)
Global Process Services	240	247		(2.8)	(3.4)

* Recast to reflect segment changes.

					Yr. to Yr.
					Percent
				Yr. to Yr.	Change
(Dollars in millions)				Percent	Adjusted For
For the nine months ended September 30:	2020	2019		Change	Currency
Global Business Services external revenue:	$11,992	$12,513	*	(4.2)%	(3.7)%
Consulting	$5,973	$6,037	*	(1.1)%	(0.7)%
Application Management	5,332	5,724		(6.9)	(6.3)
Global Process Services	687	752		(8.6)	(7.6)

* Recast to reflect segment changes.

Global Business Services revenue of $3,965 million decreased 4.7 percent as reported and 6 percent adjusted for currency in the third quarter of 2020 compared to the prior year. Our revenue performance continued to reflect the current macroeconomic environment as a result of the pandemic and changed client priorities, leading to project delays and less demand for more discretionary offerings. As we pivot our offerings and delivery to address client needs, GBS reported double-digit signings growth in the third quarter, and returned its backlog to growth. GBS cloud-related

Management Discussion – (continued)

signings were up over 25 percent and we added an additional 60 Red Hat client engagements in the third quarter. For the first nine months of the year, GBS revenue of $11,992 million decreased 4.2 percent as reported and 4 percent adjusted for currency.

In the third quarter, Consulting revenue of $1,966 million declined 2.5 percent as reported and 4 percent adjusted for currency as clients continued to delay certain projects and deferred more discretionary purchases.

Application Management revenue of $1,758 million declined 7.3 percent as reported and 8 percent adjusted for currency compared to the third quarter of 2019. There was decline in our traditional on-premises application management services, partially offset by growth in our cloud modernization offerings.

Global Process Services third-quarter revenue of $240 million decreased 2.8 percent as reported and 3 percent adjusted for currency, reflecting the impact of the ongoing macroeconomic environment on volume-based services.

Within GBS, cloud revenue of $1.4 billion grew 10 percent as reported (9 percent adjusted for currency) in the third quarter of 2020. For the first nine months of the year, cloud revenue of $4.1 billion grew 9 percent as reported (10 percent adjusted for currency). With the expertise and process knowledge gained through our application management incumbency, clients trust us to guide them through their architectural decisions and facilitate their transformations, with a particular expertise in application modernization at scale across all on-premises, private and public cloud environments. GBS drives adoption of our hybrid cloud platform, and is a gateway to bring the wider set of IBM capabilities to enable a client’s digital journey.

			Yr. to Yr.
			Percent/
(Dollars in millions)			Margin
For the three months ended September 30:	2020	2019*	Change
Global Business Services:
External gross profit	$1,306	$1,293	1.0%
External gross profit margin	32.9%	31.1%	1.9	pts.
Pre-tax income	$570	$567	0.6%
Pre-tax margin	14.2%	13.4%	0.8	pts.

* Recast to reflect segment changes.

			Yr. to Yr.
			Percent/
(Dollars in millions)			Margin
For the nine months ended September 30:	2020	2019*	Change
Global Business Services:
External gross profit	$3,538	$3,473	1.9%
External gross profit margin	29.5%	27.8%	1.7	pts.
Pre-tax income	$1,203	$1,154	4.2%
Pre-tax margin	9.9%	9.1%	0.8	pts.

* Recast to reflect segment changes.

GBS third-quarter gross profit margin of 32.9 percent grew 1.9 points on a year-to-year basis, primarily driven by margin expansion across the portfolio. The expansion in gross margin reflects our focus on high-value offerings, productivity and strong operational discipline, while we continued to invest in skills, resources, offerings and ecosystems.

Pre-tax income of $570 million increased 0.6 percent and pre-tax margin increased 0.8 points to 14.2 percent in the third quarter of 2020 compared to the prior year, primarily driven by the improved gross profit margins in Consulting and Application Management. For the first nine months of the year, pre-tax income of $1,203 million increased 4.2

Management Discussion – (continued)

percent and the pre-tax margin increased 0.8 points to 9.9 percent, primarily driven by gross profit margin expansion in Consulting, partially offset by higher charges year to year for workforce rebalancing actions which had 0.5 points of impact on the pre-tax margin.

Global Technology Services

				Yr. to Yr.
				Percent
			Yr. to Yr.	Change
(Dollars in millions)			Percent	Adjusted For
For the three months ended September 30:	2020	2019	Change	Currency
Global Technology Services external revenue:	$6,462	$6,700	(3.6)%	(4.3)%
Infrastructure & Cloud Services	$4,933	$5,071	(2.7)%	(4.0)%
Technology Support Services	1,528	1,629	(6.2)	(5.5)

				Yr. to Yr.
				Percent
			Yr. to Yr.	Change
(Dollars in millions)			Percent	Adjusted For
For the nine months ended September 30:	2020	2019	Change	Currency
Global Technology Services external revenue:	$19,245	$20,412	(5.7)%	(4.6)%
Infrastructure & Cloud Services	$14,663	$15,454	(5.1)%	(4.3)%
Technology Support Services	4,582	4,958	(7.6)	(5.5)

Global Technology Services revenue of $6,462 million declined 3.6 percent as reported (4 percent adjusted for currency) in the third quarter of 2020 compared to the prior year. We had continued strong growth in cloud revenue which was offset by a decline in client business volumes. For the first nine months of the year, GTS revenue of $19,245 million declined 5.7 percent as reported (5 percent adjusted for currency) as compared to the prior-year period, primarily driven by declines in strategic outsourcing and implementation services and in Technology Support Services.

In the third quarter, Infrastructure & Cloud Services revenue of $4,933 million decreased 2.7 percent as reported (4 percent adjusted for currency) compared to the prior-year period. We continued to experience lower client-based business volumes in the more economically sensitive industries. However, many clients are taking a longer-term view with a focus on modernizing their infrastructure to create agility and operational efficiency. These clients turn to GTS’ managed infrastructure services with its deep expertise in managing clients’ mission-critical infrastructures and next generation service delivery capabilities infused with AI and automation.

Technology Support Services (TSS) third-quarter revenue of $1,528 million decreased 6.2 percent as reported (6 percent adjusted for currency), primarily driven by our hardware product cycles and continued volume impacts due to the pandemic.

Within GTS, cloud revenue of $2.3 billion grew 9 percent as reported (8 percent adjusted for currency) in the third quarter of 2020. For the first nine months of the year, cloud revenue of $7.0 billion grew 12 percent as reported (13 percent adjusted for currency).

			Yr. to Yr.
			Percent/
(Dollars in millions)			Margin
For the three months ended September 30:	2020	2019	Change
Global Technology Services:
External gross profit	$2,264	$2,400	(5.6)%
External gross profit margin	35.0%	35.8%	(0.8)	pts.
Pre-tax income	$399	$490	(18.7)%
Pre-tax margin	5.9%	7.0%	(1.1)	pts.

Management Discussion – (continued)

			Yr. to Yr.
			Percent/
(Dollars in millions)			Margin
For the nine months ended September 30:	2020	2019	Change
Global Technology Services:
External gross profit	$6,618	$7,069	(6.4)%
External gross profit margin	34.4%	34.6%	(0.2)	pts.
Pre-tax income	$471	$1,000	(53.0)%
Pre-tax margin	2.3%	4.7%	(2.4)	pts.

Global Technology Services gross profit margin decreased 0.8 points to 35.0 percent in the third quarter of 2020 as compared to the prior year, primarily driven by our investments in public cloud and client volume impacts which come at high margin.

Pre-tax income of $399 million decreased 18.7 percent and pre-tax margin decreased 1.1 points to 5.9 percent in the third quarter compared to the prior year, driven primarily by the decline in gross profit margin. For the first nine months of the year, pre-tax income of $471 million decreased 53.0 percent and pre-tax margin declined 2.4 points to 2.3 percent compared to the prior-year period, reflecting higher charges for workforce rebalancing actions in 2020 which had 1.3 points of impact on pre-tax margin.

Services Backlog and Signings

				Yr. to Yr.
				Percent
			Yr. to Yr.	Change
	At September 30,	At September 30,	Percent	Adjusted For
(Dollars in billions)	2020	2019	Change	Currency
Total backlog	$108.0	$107.6	0.4%	(1.3)%

The estimated total services backlog at September 30, 2020 was $108.0 billion, an increase of 0.4 percent as reported, but a decrease of 1 percent adjusted for currency.

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

				Yr. to Yr.
				Percent
			Yr. to Yr.	Change
(Dollars in millions)			Percent	Adjusted For
For the three months ended September 30:	2020	2019	Change	Currency
Total signings	$9,529	$9,047	5.3%	5.3%

				Yr. to Yr.
				Percent
			Yr. to Yr.	Change
(Dollars in millions)			Percent	Adjusted For
For the nine months ended September 30:	2020	2019	Change	Currency
Total signings	$26,663	$26,371	1.1%	2.2%

In the third quarter, GBS had double-digit signings growth, and returned its backlog to growth, driven by our hybrid cloud strategy, application development and modernization and offerings that use data and AI to transform workflows. In the third quarter, GBS signed several large transformational contracts with a total value greater than $100 million, which will yield revenue over time, and our small deal signings returned to growth for the quarter.

Within GTS, signings were down 1 percent as reported (relatively flat at constant currency) in the third quarter, but signings grew double-digits in the first nine months of 2020 compared to the prior-year period, as clients contracted for new work and continue to make long term commitments with significant contract renewals as we deliver new value.

Systems

				Yr. to Yr.
				Percent
			Yr. to Yr.	Change
(Dollars in millions)			Percent	Adjusted For
For the three months ended September 30:	2020	2019	Change	Currency
Systems external revenue:	$1,257	$1,481	(15.1)%	(16.0)%
Systems Hardware	$919	$1,117	(17.7)%	(18.6)%
IBM Z			(18.7)	(19.6)
Power Systems			(14.6)	(15.6)
Storage Systems			(18.7)	(19.7)
Operating Systems Software	338	364	(7.3)	(8.0)

Management Discussion – (continued)

				Yr. to Yr.
				Percent
			Yr. to Yr.	Change
(Dollars in millions)			Percent	Adjusted For
For the nine months ended September 30:	2020	2019	Change	Currency
Systems external revenue:	$4,477	$4,562	(1.9)%	(1.6)%
Systems Hardware	$3,404	$3,358	1.4%	1.5%
IBM Z			34.5	34.4
Power Systems			(26.1)	(25.9)
Storage Systems			(1.0)	(0.7)
Operating Systems Software	1,074	1,204	(10.9)	(10.2)

Systems revenue of $1,257 million decreased 15.1 percent as reported and 16 percent adjusted for currency in the third quarter of 2020 compared to the prior year. Systems Hardware revenue of $919 million declined 17.7 percent as reported and 19 percent adjusted for currency. Our transactional performance this quarter reflects the product cycle dynamics. Operating Systems Software revenue of $338 million decreased 7.3 percent as reported and 8 percent adjusted for currency compared to the prior year. For the first nine months of 2020, Systems revenue of $4,477 million decreased 1.9 percent as reported and 2 percent adjusted for currency compared to the prior-year period. The decline was primarily driven by Power Systems’ product cycle and a decline in Operating Systems Software, partially offset by solid growth in IBM Z.

IBM Z revenue decreased 18.7 percent as reported and 20 percent adjusted for currency in the third quarter compared to the prior year. Shipments of the z15 mainframe began near the end of third-quarter 2019 and there was widespread adoption of z15 and LinuxONE across many industries and countries in support of clients’ hybrid cloud journeys. IBM Z is experiencing record-setting volumes on Linux as clients leverage Red Hat OpenShift, Ansible and our cloud native DevOps offerings. However, the pandemic impacted our historical IBM Z cycle dynamics which is performing differently by industry. The platform has proven invaluable to our clients in areas such as banking and financial markets, helping them rapidly and remotely scale capacity and respond to unprecedented market volatility. These clients accelerated their adoption of z15 within the cycle. In many other industries, clients remain focused on cash preservation in the current economic environment. These client buying behaviors impacted our performance in the third quarter and will lengthen the adoption curve of the z15 cycle.

Power Systems revenue decreased 14.6 percent as reported and 16 percent adjusted for currency year to year. The decline was primarily driven by low end and midrange products due to the product cycle, and was partially offset by growth in high end systems. Power Systems’ client base of smaller enterprises continued to be impacted by the macroeconomic environment.

Storage Systems revenue declined 18.7 percent as reported and 20 percent adjusted for currency, primarily driven by declines in high-end storage reflecting product cycle dynamics.

Management Discussion – (continued)

Within Systems, cloud revenue of $0.5 billion decreased 4 percent as reported and adjusted for currency in the third quarter of 2020. For the first nine months of the year, cloud revenue of $1.7 billion increased 11 percent as reported and adjusted for currency.

			Yr. to Yr.
			Percent/
(Dollars in millions)			Margin
For the three months ended September 30:	2020	2019	Change
Systems:
External Systems Hardware gross profit	$371	$478	(22.4)%
External Systems Hardware gross profit margin	40.4%	42.8%	(2.5)	pts.
External Operating Systems Software gross profit	$273	$301	(9.2)%
External Operating Systems Software gross profit margin	80.9%	82.6%	(1.7)	pts.
External total gross profit	$644	$779	(17.3)%
External total gross profit margin	51.2%	52.6%	(1.4)	pts.
Pre-tax income/(loss)	$(37)	$39	nm
Pre-tax margin	(2.5)%	2.3%	(4.8)	pts.

nm - not meaningful

			Yr. to Yr.
			Percent/
(Dollars in millions)			Margin
For the nine months ended September 30:	2020	2019	Change
Systems:
External Systems Hardware gross profit	$1,522	$1,322	15.2%
External Systems Hardware gross profit margin	44.7%	39.4%	5.4	pts.
External Operating Systems Software gross profit	$880	$1,008	(12.7)%
External Operating Systems Software gross profit margin	82.0%	83.7%	(1.8)	pts.
External total gross profit	$2,402	$2,330	3.1%
External total gross profit margin	53.7%	51.1%	2.6	pts.
Pre-tax income/(loss)	$(7)	$(101)	(93.6)%
Pre-tax margin	(0.1)%	(2.0)%	1.9	pts.

Systems gross profit margin decreased 1.4 points to 51.2 percent in the third quarter of 2020 compared to the prior year, with declines in IBM Z and Storage Systems margins, partially offset by margin expansion in Power Systems and a benefit from portfolio mix. For the first nine months of 2020, Systems gross profit margin increased 2.6 points to 53.7 percent compared to the prior year, primarily driven by portfolio mix and margin expansion across the Systems hardware platforms.

In the third quarter of 2020, Systems reported a pre-tax loss of $37 million compared to pre-tax income of $39 million in the prior-year period and the pre-tax margin of (2.5) percent decreased 4.8 points year to year, primarily driven by the decline in gross profit. For the first nine months of 2020, Systems reported a pre-tax loss of $7 million compared to a pre-tax loss of $101 million in the prior-year period. Pre-tax margin of (0.1) percent increased 1.9 points year to year. The year-to-year growth was primarily driven by a mix to IBM Z and gross margin expansion across the Systems hardware platforms, partially offset by higher charges for workforce rebalancing actions in the current year.

Management Discussion – (continued)

Global Financing

			Yr. to Yr.
			Percent/
(Dollars in millions)			Margin
For the three months ended September 30:	2020	2019	Change
External revenue	$273	$343	(20.5)%
Internal revenue	208	302	(31.3)
Total revenue	$480	$645	(25.6)%
Pre-tax income	$196	$275	(28.9)%

			Yr. to Yr.
			Percent/
(Dollars in millions)			Margin
For the nine months ended September 30:	2020	2019	Change
External revenue	$837	$1,100	(23.9)%
Internal revenue	660	884	(25.3)
Total revenue	$1,497	$1,983	(24.5)%
Pre-tax income	$566	$803	(29.5)%

In the third quarter, Global Financing total revenue of $480 million declined 25.6 percent compared to the prior year. External revenue decreased 20.5 percent (20 percent adjusted for currency), due to a decrease in external financing (down 22.7 percent to $202 million) and external used equipment sales (down 13.4 percent to $70 million). The decline in external financing was primarily due to the wind down of our OEM IT commercial financing operations and lower average asset balances within client financing. Internal revenue decreased 31.3 percent, driven by a decrease in internal used equipment sales (down 25.1 percent to $162 million) and internal financing (down 46.9 percent to $46 million). Internal financing was down due to lower average asset balances and yields.

The decrease in total revenue of 24.5 percent in the first nine months of 2020 compared to the same period in 2019 was due to a decrease in external revenue of 23.9 percent (23 percent adjusted for currency), driven by a decline in external financing (down 27.0 percent to $645 million) and external used equipment sales (down 10.9 percent to $192 million). The decline in external financing was primarily due to the wind down of our OEM IT commercial financing operations. Internal revenue decreased 25.3 percent, driven by a decline in internal used equipment sales (down 19.4 percent to $478 million) and internal financing (down 37.2 percent to $183 million). Internal financing was down due to lower average asset balances and yields.

Global Financing pre-tax income decreased 28.9 percent to $196 million in the third quarter of 2020 and 29.5 percent to $566 million in the first nine months of 2020, compared to the same periods in 2019. The decline in both periods was primarily driven by a decline in gross profit due to lower financing revenue, partially offset by a decrease in expense, which was in line with the segment’s performance.

Global Financing return on equity was 25.2 percent for the three months ended September 30, 2020, compared to 32.4 percent for the three months ended September 30, 2019. The decrease was due to a decline in net income. Return on equity was 26.1 percent for the nine months ended September 30, 2020, compared to 23.0 percent for the nine months ended September 30, 2019. The increase was driven by a lower average equity balance partially offset by a decrease in net income in 2020. Refer to page 91 for the details of the after-tax income and return on equity calculation.

Geographic Revenue

In addition to the revenue presentation by reportable segment, we also measure revenue performance on a geographic basis.

Management Discussion – (continued)

					Yr. to Yr.
				Yr. to Yr.	Percent Change
				Percent	Excluding Divested
			Yr. to Yr.	Change	Businesses And
(Dollars in millions)			Percent	Adjusted For	Adjusted For
For the three months ended September 30:	2020	2019	Change	Currency	Currency
Total Revenue	$17,560	$18,028	(2.6)%	(3.5)%	(3.1)%
Americas	$8,139	$8,514	(4.4)%	(3.1)%	(2.6)%
Europe/Middle East/Africa (EMEA)	5,564	5,477	1.6	(2.7)	(2.3)
Asia Pacific	3,857	4,036	(4.4)	(5.4)	(5.1)

					Yr. to Yr.
				Yr. to Yr.	Percent Change
				Percent	Excluding Divested
			Yr. to Yr.	Change	Businesses And
(Dollars in millions)			Percent	Adjusted For	Adjusted For
For the nine months ended September 30:	2020	2019	Change	Currency	Currency
Total Revenue	$53,253	$55,370	(3.8)%	(3.1)%	(1.6)%
Americas	$24,755	$25,813	(4.1)%	(2.7)%	(1.0)%
Europe/Middle East/Africa (EMEA)	16,775	17,354	(3.3)	(3.1)	(1.6)
Asia Pacific	11,723	12,203	(3.9)	(3.8)	(2.9)

Total revenue of $17,560 million decreased 2.6 percent as reported (3 percent adjusted for currency and excluding divested businesses and adjusted for currency) in the third quarter compared to the prior-year period.

Americas revenue of $8,139 million decreased 4.4 percent as reported (3 percent adjusted for currency and excluding divested businesses and adjusted for currency). Within Americas, the U.S. decreased 2.7 percent as reported compared to the prior year. Canada decreased 2.1 percent as reported and 1 percent adjusted for currency. Latin America decreased 18.0 percent as reported and 7 percent adjusted for currency, with Brazil declining 27.4 percent as reported and 9 percent adjusted for currency.

In EMEA, total revenue of $5,564 million increased 1.6 percent as reported (decreased 3 percent adjusted for currency and 2 percent excluding divested businesses and adjusted for currency). Within EMEA, the UK decreased 3.8 percent as reported (8 percent adjusted for currency) and Germany declined 1.1 percent as reported (6 percent adjusted for currency). France increased 0.3 percent as reported, but declined 5 percent adjusted for currency. Italy grew 8.2 percent as reported and 3 percent adjusted for currency.

Asia Pacific revenue of $3,857 million decreased 4.4 percent as reported (5 percent adjusted for currency and excluding divested businesses and adjusted for currency). Within Asia Pacific, Japan decreased 2.1 percent as reported and 3 percent adjusted for currency. China declined 10.9 percent as reported and 12 percent adjusted for currency. Australia decreased 6.6 percent as reported and 11 percent adjusted for currency. India decreased 4.5 percent as reported, but grew modestly adjusted for currency.

For the first nine months of 2020, total revenue of $53,253 million decreased 3.8 percent as reported (3 percent adjusted for currency and 2 percent excluding divested businesses and adjusted for currency) compared to the prior-year period.

Americas revenue of $24,755 million decreased 4.1 percent as reported (3 percent adjusted for currency and 1 percent excluding divested businesses and adjusted for currency). Within Americas, the U.S. decreased 2.9 percent as reported compared to the prior year. Canada decreased 4.5 percent as reported and 3 percent adjusted for currency. Latin America decreased 12.1 percent as reported and 1 percent adjusted for currency, with Brazil declining 14.7 percent as reported, but growing 2 percent adjusted for currency.

In EMEA, total revenue of $16,775 million decreased 3.3 percent as reported (3 percent adjusted for currency and 2 percent excluding divested businesses and adjusted for currency). Within EMEA, the UK decreased 12.9 percent as

Management Discussion – (continued)

reported (13 percent adjusted for currency) and Germany declined 7.8 percent as reported (8 percent adjusted for currency). France decreased 0.5 percent as reported and declined modestly adjusted for currency. Italy was flat as reported and adjusted for currency.

Asia Pacific revenue of $11,723 million decreased 3.9 percent as reported (4 percent adjusted for currency and 3 percent excluding divested businesses and adjusted for currency). Within Asia Pacific, Japan was flat as reported, but decreased 1 percent adjusted for currency compared to the prior year. China declined 14.3 percent as reported (13 percent adjusted for currency) and Australia declined 10.2 percent as reported (7 percent adjusted for currency). India decreased 2.7 percent as reported, but grew 3 percent adjusted for currency.

Expense

Total Expense and Other (Income)

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended September 30:	2020	2019	Change
Total consolidated expense and other (income)	$6,603	$6,813	(3.1)%
Non-operating adjustments:
Amortization of acquired intangible assets	$(279)	$(277)	0.7%
Acquisition-related charges	(1)	(241)	(99.4)
Non-operating retirement-related (costs)/income	(291)	(145)	99.9
Operating (non-GAAP) expense and other (income)	$6,032	$6,150	(1.9)%
Total consolidated expense-to-revenue ratio	37.6%	37.8%	(0.2)	pts.
Operating (non-GAAP) expense-to-revenue ratio	34.4%	34.1%	0.2	pts.

			Yr. to Yr.
(Dollars in millions)			Percent
For the nine months ended September 30:	2020	2019	Change
Total consolidated expense and other (income)	$21,704	$19,215	13.0%
Non-operating adjustments:
Amortization of acquired intangible assets	$(848)	$(470)	80.3%
Acquisition-related charges	(3)	(383)	(99.2)
Non-operating retirement-related (costs)/income	(829)	(419)	97.5
Operating (non-GAAP) expense and other (income)	$20,024	$17,942	11.6%
Total consolidated expense-to-revenue ratio	40.8%	34.7%	6.1	pts.
Operating (non-GAAP) expense-to-revenue ratio	37.6%	32.4%	5.2	pts.

Total expense and other (income) decreased 3.1 percent in the third quarter of 2020 versus the prior year primarily driven by lower acquisition-related charges, lower expense from divested businesses, lower spending on travel and lower interest expense, partially offset by higher non-operating retirement-related costs, lower gains from divestitures and the effects of currency. Total operating (non-GAAP) expense and other (income) decreased 1.9 percent year to year, driven primarily by the factors described above excluding the lower acquisition-related charges and higher non-operating retirement-related costs.

Total expense and other income year-to-year results for the nine-month period ended September 30, 2020 were impacted by the Red Hat acquisition which closed in July 2019. As a result, in the current-year period there were nine months of expenses for: Red Hat operational spending, amortization of acquired intangible assets and interest expense associated with the funding of the acquisition.

For additional information regarding total expense and other (income) for both expense presentations, see the following analyses by category.

Management Discussion – (continued)

Selling, General and Administrative Expense

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended September 30:	2020	2019	Change
Selling, general and administrative expense:
Selling, general and administrative — other	$3,864	$4,183	(7.6)%
Advertising and promotional expense	361	381	(5.3)
Workforce rebalancing charges	18	24	(23.6)
Amortization of acquired intangible assets	278	276	0.7
Stock-based compensation	129	147	(11.7)
Expected credit loss expense	(4)	14	nm
Total consolidated selling, general and administrative expense	$4,647	$5,024	(7.5)%
Non-operating adjustments:
Amortization of acquired intangible assets	$(278)	$(276)	0.7%
Acquisition-related charges	(1)	(175)	(99.2)
Operating (non-GAAP) selling, general and administrative expense	$4,367	$4,573	(4.5)%

nm - not meaningful

			Yr. to Yr.
(Dollars in millions)			Percent
For the nine months ended September 30:	2020	2019	Change
Selling, general and administrative expense:
Selling, general and administrative — other	$12,444	$12,566	(1.0)%
Advertising and promotional expense	1,152	1,234	(6.6)
Workforce rebalancing charges	883	538	64.1
Amortization of acquired intangible assets	846	468	80.6
Stock-based compensation	401	313	28.1
Expected credit loss expense	122	51	142.0
Total consolidated selling, general and administrative expense	$15,849	$15,171	4.5%
Non-operating adjustments:
Amortization of acquired intangible assets	$(846)	$(468)	80.6%
Acquisition-related charges	(3)	(256)	(98.8)
Operating (non-GAAP) selling, general and administrative expense	$15,000	$14,447	3.8%

Total selling, general and administrative (SG&A) expense decreased 7.5 percent in the third quarter of 2020 versus the prior year driven primarily by the following factors:

●	Lower spending reflecting reductions in travel and lower expenses due to prior restructuring actions (5 points); and
●	Prior-year acquisition-related charges associated with the Red Hat transaction (4 points).

Operating (non-GAAP) expense decreased 4.5 percent year to year primarily driven by the same factors excluding the acquisition-related charges.

SG&A expense increased 4.5 percent in the first nine months of 2020 versus the prior year driven primarily by the following factors:

●	Higher amortization of acquired intangible assets associated with the Red Hat transaction (3 points);
●	Higher workforce rebalancing charges (2 points); and

Management Discussion – (continued)

●	Higher spending (1 point) including Red Hat expense for nine months in 2020, compared to three months in 2019 (9 points) and reductions associated with COVID-19 restrictions; partially offset by
●	Lower acquisition-related charges associated with the Red Hat transaction (2 points).

Operating (non-GAAP) expense increased 3.8 percent year to year, primarily driven by the same factors excluding amortization of acquired intangible assets and acquisition-related charges associated with the Red Hat transaction.

Expected credit loss expense increased $72 million year to year in the first nine months of 2020 due to increases in specific and unallocated reserves. The receivables provision coverage was 2.6 percent at September 30, 2020, an increase of 90 basis points from December 31, 2019 and 60 basis points from September 30, 2019. The higher coverage rate at September 30, 2020 also reflects the adoption of the new guidance for credit losses.

Research, Development and Engineering

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended September 30:	2020	2019	Change
Research, development and engineering expense	$1,515	$1,553	(2.4)%
Non-operating adjustment:
Acquisition-related charges	$—	$(53)	(100.0)%
Operating (non-GAAP) research, development and engineering expense	$1,515	$1,500	1.0%

			Yr. to Yr.
(Dollars in millions)			Percent
For the nine months ended September 30:	2020	2019	Change
Research, development and engineering expense	$4,722	$4,393	7.5%
Non-operating adjustment:
Acquisition-related charges	$—	$(53)	(100.0)%
Operating (non-GAAP) research, development and engineering expense	$4,722	$4,340	8.8%

Research, development and engineering (RD&E) expense was 8.6 percent and 8.9 percent of revenue in the third quarter and first nine months of 2020, respectively, compared to 8.6 percent and 7.9 percent in the prior-year periods, respectively.

RD&E expense in the third quarter of 2020 decreased 2.4 percent year to year primarily driven by:

●	Lower acquisition-related charges associated with the Red Hat transaction (4 points); partially offset by
●	Higher spending (1 point) driven by Red Hat.

Operating (non-GAAP) expense increased 1.0 percent year to year primarily driven by the higher spending in the current-year period.

RD&E expense in the first nine months of 2020 increased 7.5 percent year to year primarily driven by:

●	Higher spending (9 points) including Red Hat spending for nine months in 2020, compared to three months in 2019 (12 points); partially offset by
●	Lower acquisition-related charges associated with the Red Hat transaction (1 point).

Management Discussion – (continued)

Operating (non-GAAP) expense increased 8.8 percent year to year primarily driven by the higher spending in the current-year period.

Intellectual Property and Custom Development Income

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended September 30:	2020	2019	Change
Intellectual Property and Custom Development Income:
Licensing of intellectual property including royalty-based fees	$60	$93	(35.1)%
Custom development income	62	62	1.4
Sales/other transfers of intellectual property	11	11	1.7
Total	$134	$166	(19.1)%

			Yr. to Yr.
(Dollars in millions)			Percent
For the nine months ended September 30:	2020	2019	Change
Intellectual Property and Custom Development Income:
Licensing of intellectual property including royalty-based fees	$222	$287	(22.6)%
Custom development income	212	174	21.5
Sales/other transfers of intellectual property	19	28	(30.8)
Total	$453	$489	(7.3)%

Total intellectual property and custom development income decreased 19.1 percent and 7.3 percent year to year in the third quarter and first nine months of 2020, respectively. This was primarily driven by a decrease in licensing of intellectual property including royalty-based fees. The timing and amount of licensing, sales or other transfers of IP may vary significantly from period to period depending upon the timing of licensing agreements, economic conditions, industry consolidation and the timing of new patents and know-how development.

Other (Income) and Expense

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended September 30:	2020	2019	Change
Other (income) and expense:
Foreign currency transaction losses/(gains)	$109	$(597)	nm
(Gains)/losses on derivative instruments	(101)	561	nm
Interest income	(15)	(63)	(75.9)%
Net (gains)/losses from securities and investment assets	(6)	(3)	149.7
Retirement-related costs/(income)	291	145	99.9
Other	(25)	(74)	(66.7)
Total consolidated other (income) and expense	$253	$(31)	nm
Non-operating adjustments:
Amortization of acquired intangible assets	$(1)	$(1)	—
Acquisition-related charges	—	10	(100.0)%
Non-operating retirement-related (costs)/income	(291)	(145)	99.9
Operating (non-GAAP) other (income) and expense	$(39)	$(166)	(76.8)%

nm - not meaningful

Management Discussion – (continued)

			Yr. to Yr.
(Dollars in millions)			Percent
For the nine months ended September 30:	2020	2019	Change
Other (income) and expense:
Foreign currency transaction losses/(gains)	$45	$(598)	nm
(Gains)/losses on derivative instruments	(92)	358	nm
Interest income	(90)	(301)	(70.3)%
Net (gains)/losses from securities and investment assets	(11)	(26)	(55.1)
Retirement-related costs/(income)	829	419	97.5
Other	(67)	(703)	(90.5)
Total consolidated other (income) and expense	$614	$(850)	nm
Non-operating adjustments:
Amortization of acquired intangible assets	$(2)	$(2)	—
Acquisition-related charges	—	154	(100.0)%
Non-operating retirement-related (costs)/income	(829)	(419)	97.5
Operating (non-GAAP) other (income) and expense	$(217)	$(1,118)	(80.6)%

nm - not meaningful

Total consolidated other (income) and expense was expense of $253 million in the third quarter of 2020 compared to income of $31 million in the prior-year period. The year-to-year change was primarily driven by:

●	Higher non-operating retirement-related costs ($145 million). Refer to “Retirement-Related Plans” for additional information;
●	Lower gains from divestitures reflected in other ($65 million);
●	Lower interest income ($48 million) primarily due to lower average interest rates in the current-year period; and
●	Net exchange losses (including derivative instruments) in the current year versus net exchange gains (including derivative instruments) in the prior year ($44 million). Our hedging programs help mitigate currency impacts in the Consolidated Income Statement.

Operating (non-GAAP) other (income) and expense was $39 million of income in the third quarter of 2020 and decreased $128 million compared to the prior-year period. The year-to-year change was driven primarily by the lower gains from divestitures, lower interest income and the effects of currency described above.

Total consolidated other (income) and expense was expense of $614 million in the first nine months of 2020 compared to income of $850 million in the prior year. The year-to-year change was primarily driven by:

●	Lower gains from divestitures reflected in other ($578 million);
●	Higher non-operating retirement-related costs ($409 million). Refer to “Retirement-Related Plans” for additional information;
●	Lower interest income ($212 million) due to lower average cash balances and interest rates in the current year; and
●	Lower net exchange gains (including derivative instruments) of $193 million. Our hedging programs help mitigate currency impacts in the Consolidated Income Statement.

Management Discussion – (continued)

Operating (non-GAAP) other (income) and expense was $217 million of income in the first nine months of 2020 and decreased $901 million compared to the prior-year period. The year-to-year change was driven primarily by the lower gains from divestitures and lower net exchange gains described above.

Interest Expense

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended September 30:	2020	2019	Change
Interest expense	$323	$432	(25.3)%
Non-operating adjustment:
Acquisition-related charges	$—	$(24)	(100.0)
Operating (non-GAAP) interest expense	$323	$408	(21.0)%

			Yr. to Yr.
(Dollars in millions)			Percent
For the nine months ended September 30:	2020	2019	Change
Interest expense	$971	$990	(1.9)%
Non-operating adjustment:
Acquisition-related charges	$—	$(228)	(100.0)
Operating (non-GAAP) interest expense	$971	$762	27.4%

Interest expense decreased $109 million and $19 million year to year in the third quarter and first nine months of 2020, respectively. Interest expense is presented in cost of financing in the Consolidated Income Statement if the related external borrowings are to support the Global Financing external business. Overall interest expense (excluding capitalized interest) for the third quarter and first nine months of 2020 was $432 million and $1,317 million, respectively, a decrease of $140 million and $156 million versus the comparable prior-year periods. The decrease for the third quarter was driven by lower average interest rates and a lower average debt balance compared to the prior-year period. The year-to-year decrease for the first nine months of 2020 was primarily driven by lower average interest rates, partially offset by a higher average debt balance in the current year.

Operating (non-GAAP) interest expense decreased $86 million and increased $209 million year to year in the third quarter and first nine months of 2020, respectively. The prior-year periods excluded Red Hat pre-closing debt financing costs.

Retirement-Related Plans

The following table provides the total pre-tax cost for all retirement-related plans. The operating cost amounts are included in the Consolidated Income Statement within the caption (e.g., Cost, SG&A, RD&E) relating to the job function of the plan participants. The non-operating cost amounts are included in other (income) and expense.

Management Discussion – (continued)

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended September 30:	2020	2019	Change
Retirement-related plans — cost:
Service cost	$103	$97	6.0%
Multi-employer plans	7	10	(22.0)
Cost of defined contribution plans	259	260	(0.4)
Total operating costs/(income)	$369	$367	0.7%
Interest cost	$551	$721	(23.5)%
Expected return on plan assets	(867)	(1,042)	(16.8)
Recognized actuarial losses	579	455	27.3
Amortization of prior service costs/(credits)	0	(3)	nm
Curtailments/settlements	21	3	539.3
Other costs	6	11	(48.6)
Total non-operating costs/(income)	$291	$145	99.8%
Total retirement-related plans — cost	$660	$512	28.9%

nm - not meaningful

			Yr. to Yr.
(Dollars in millions)			Percent
For the nine months ended September 30:	2020	2019	Change
Retirement-related plans — cost:
Service cost	$300	$290	3.2%
Multi-employer plans	22	26	(16.9)
Cost of defined contribution plans	791	761	3.9
Total operating costs/(income)	$1,112	$1,078	3.2%
Interest cost	$1,637	$2,172	(24.6)%
Expected return on plan assets	(2,573)	(3,139)	(18.0)
Recognized actuarial losses	1,701	1,366	24.5
Amortization of prior service costs/(credits)	1	(9)	nm
Curtailments/settlements	42	7	487.1
Other costs	20	22	(7.8)
Total non-operating costs/(income)	$829	$419	97.5%
Total retirement-related plans — cost	$1,941	$1,497	29.6%

nm - not meaningful

Total pre-tax retirement-related plan cost increased by $148 million compared to the third quarter of 2019 primarily driven by lower expected return on plan assets ($175 million) and an increase in recognized actuarial losses ($124 million), partially offset by lower interest costs ($170 million). Total cost for the first nine months of 2020 increased $444 million versus the first nine months of 2019, primarily driven by lower expected return on plan assets ($566 million) and an increase in recognized actuarial losses ($335 million), partially offset by lower interest costs ($535 million).

As described in the “Operating (non-GAAP) Earnings” section, management characterizes certain retirement-related costs as operating and others as non-operating. Utilizing this characterization, operating retirement-related costs in the third quarter of 2020 were $369 million, an increase of $3 million compared to the third quarter of 2019. For the first nine months of 2020, operating retirement-related costs were $1,112 million, an increase of $35 million compared to the prior-year period. Non-operating costs of $291 million in the third quarter of 2020 increased $145 million year to year and for the first nine months of 2020 were $829 million, an increase of $409 million compared to the prior-year period. These non-operating cost increases were driven primarily by the same factors as described above.

Management Discussion – (continued)

Taxes

The continuing operations provision for income taxes for the third quarter of 2020 was $128 million, compared to a benefit from income taxes of $151 million in the third quarter of 2019. The operating (non-GAAP) provision for income taxes for the third quarter of 2020 was $263 million, compared to $1 million in the third quarter of 2019.

The continuing operations benefit from income taxes for the first nine months of 2020 was $888 million, compared to a provision for income taxes of $407 million for the first nine months of 2019. The operating (non-GAAP) benefit from income taxes for the first nine months of 2020 was $329 million, compared to a provision for income taxes of $575 million for the first nine months of 2019. The benefit from income taxes for the first nine months of 2020 was primarily driven by a net tax benefit in the first quarter related to an intra-entity sale of certain of the company’s intellectual property and the related impacts of $939 million and an adjustment to the U.S. tax reform charge due to a foreign tax law change. The operating (non-GAAP) benefit from income taxes was primarily driven by the same factors, except for the adjustment to the U.S. tax reform charge.

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

The company is no longer subject to income tax examination of its U.S. federal tax returns for years prior to 2013. The company’s U.S. income tax returns for 2013 and 2014 continue to be examined by the IRS with specific focus on certain cross-border transactions in 2013. With respect to major U.S. state and foreign taxing jurisdictions, the company is generally no longer subject to tax examinations for years prior to 2014. The company is involved in a number of income tax-related matters in India challenging tax assessments issued by the India Tax Authorities. As of September 30, 2020, the company has recorded $727 million as prepaid income taxes representing cash tax deposits paid over time to protect the company’s right to appeal various income tax assessments made by the India Tax Authorities. Tax years still subject to examination contain matters that could be subject to differing interpretations of applicable tax laws and regulations as it relates to the amount and/or timing of income, deductions and tax credits. Although the outcome of tax audits is always uncertain, the company believes that adequate amounts of tax, interest and penalties have been provided for any adjustments that are expected to result for these years.

The amount of unrecognized tax benefits at September 30, 2020 is $8,513 million which can be reduced by $614 million associated with timing adjustments, U.S. tax credits, potential transfer pricing adjustments, and state income taxes. The net amount of $7,899 million, if recognized, would favorably affect the company’s effective tax rate.

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

Management Discussion – (continued)

			Yr. to Yr.
			Percent
For the three months ended September 30:	2020	2019	Change
Earnings per share of common stock from continuing operations:
Assuming dilution	$1.89	$1.87	1.1%
Basic	$1.90	$1.89	0.5%
Diluted operating (non-GAAP)	$2.58	$2.68	(3.7)%
Weighted-average shares outstanding: (in millions)
Assuming dilution	897.3	892.8	0.5%
Basic	891.4	886.0	0.6%

			Yr. to Yr.
			Percent
For the nine months ended September 30:	2020	2019	Change
Earnings per share of common stock from continuing operations:
Assuming dilution	$4.72	$6.46	(26.9)%
Basic	$4.76	$6.50	(26.8)%
Diluted operating (non-GAAP)	$6.60	$8.10	(18.5)%
Weighted-average shares outstanding: (in millions)
Assuming dilution	895.8	892.5	0.4%
Basic	889.6	887.3	0.3%

Actual shares outstanding at September 30, 2020 were 891.1 million. The weighted-average number of common shares outstanding assuming dilution during the third quarter and first nine months of 2020 were 4.5 million (0.5 percent) and 3.2 million (0.4 percent) shares higher, respectively, than the same periods of 2019.

Financial Position

Dynamics

At September 30, 2020, the balance sheet remained strong with flexibility to support the business. We continue to manage the investment portfolio to meet our capital preservation and liquidity objectives. In this unprecedented environment as a result of the COVID-19 pandemic, while we are supporting our clients and improving the flexibility and competitive position of our operations, we are also continuing to take actions to enhance our balance sheet strength and liquidity position. Cash, restricted cash and marketable securities at quarter end were $15,753 million, an increase of $6,744 million since December 31, 2019. Total debt of $65,414 million at September 30, 2020 increased $2,515 million from December 31, 2019, driven by new debt issuances of $8,774 million, partially offset by debt maturities and early retirements of $6,724 million. Within total debt, $20,876 million is Global Financing debt, which is in support of IBM products and services and has a stable credit portfolio.

Our pension plans were well funded at the end of 2019, with worldwide qualified plans funded at 102 percent. Overall pension funded status as of the end of September 2020 was fairly consistent with year-end 2019.

In the first nine months of 2020, we generated $12,337 million in net cash from operations, compared to $11,319 million in the first nine months of 2019. This included a number of strategic actions taken to preserve cash and maintain a strong balance sheet and ample liquidity position. We have consistently generated strong cash flows from operations and continue to have access to additional sources of liquidity through the capital markets and our $15,250 million of unused credit facilities. We do not currently have plans to draw on these facilities, however, they are available as back-up liquidity. We have been opportunistic in the capital markets and remain fully committed to a target leverage profile consistent with a single A credit rating. Refer to “Liquidity and Capital Resources” for additional information. In summary, we have a strong cash position and ample credit available during these uncertain times to support and invest in our business.

Management Discussion – (continued)

The assets and debt associated with the Global Financing business are a significant part of our financial position. The Consolidated Balance Sheet amounts appearing on pages 5 and 6 include Global Financing.

Global Financing Financial Position Key Metrics:

	At September 30,	At December 31,
(Dollars in millions)	2020	2019
Cash and cash equivalents	$1,781	$1,697
Net investment in sales-type and direct financing leases (1)	4,220	6,224
Equipment under operating leases — external clients (2)	141	238
Client loans	10,957	12,884
Total client financing assets	15,319	19,346
Commercial financing receivables	2,114	3,820
Intercompany financing receivables (3) (4)	3,937	3,870
Total assets	$24,528	$29,568
Debt	$20,876	$24,727
Total equity	$2,320	$2,749
(1)	Includes deferred initial direct costs which are expensed in IBM’s consolidated results.
(2)	Includes intercompany mark-up, priced on an arm’s-length basis, on products purchased from the company’s product divisions which is eliminated in IBM’s consolidated results.
(3)	Entire amount eliminated for purposes of IBM’s consolidated results and therefore does not appear on page 5.
(4)	These assets, along with all other financing assets in this table, are leveraged at the value in the table using Global Financing debt.

At September 30, 2020, substantially all client and commercial financing assets were IT related, and approximately 57 percent of the total external portfolio was with investment grade clients with no direct exposure to consumers, a decrease of 7 points year to year and relatively flat compared to June 30, 2020. The reduction in investment grade year to year was driven primarily by credit rating changes within the existing portfolio of clients. We continue to apply our rigorous credit policies, particularly in industries and countries disrupted by COVID-19, as it relates to the origination of new business. This investment grade percentage is based on the credit ratings of the companies in the portfolio and reflect mitigating credit enhancement actions taken by the client to reduce the risk to IBM.

We have a long-standing practice of taking mitigation actions, in certain circumstances, to transfer credit risk to third parties, with enhanced focus in this unprecedented environment of the COVID-19 pandemic. These actions may include credit insurance, financial guarantees, nonrecourse borrowings, transfers of receivables recorded as true sales in accordance with accounting guidance or sales of equipment under operating lease. Sales of receivables arrangements are also utilized in the normal course of business as part of the company’s cash and liquidity management.

During the nine months ended September 30, 2020, we sold $1,610 million of financing receivables consisting of lease and loan receivables of $852 million and $758 million, respectively. At the time of sale, more than half of these balances were scheduled to be due within the next 12 months. The transfer of these receivables qualified as true sales and therefore reduced Global Financing receivables, resulting in a benefit to cash flows from operating activities (with no impact to free cash flow). The impact to the Consolidated Income Statement, including fees and the net gain associated with the transfer of these receivables for the three and nine months ended September 30, 2020 was not material. For additional information relating to the sales of financing receivables refer to note 8, “Financing Receivables.”

Management Discussion – (continued)

IBM Working Capital

	At September 30,	At December 31,
(Dollars in millions)	2020	2019
Current assets	$39,845	$38,420
Current liabilities	37,993	37,701
Working capital	$1,852	$718
Current ratio	1.05:1	1.02:1

Working capital increased $1,133 million from the year-end 2019 position. The key changes are described below:

Current assets increased $1,425 million ($1,766 million adjusted for currency) due to:

●	An increase of $6,744 million ($6,951 million adjusted for currency) in cash, restricted cash and marketable securities; and
●	An increase of $606 million ($667 million adjusted for currency) in total inventory, deferred costs and prepaid expenses and other current assets; partially offset by
●	A decline in receivables of $5,925 million ($5,853 million adjusted for currency) primarily as a result of collections of higher year-end balances and divestiture-related receivables, as well as sales of receivables.

Current liabilities increased $292 million ($97 million adjusted for currency) as a result of:

●	An increase in short-term debt of $1,488 million ($1,560 million adjusted for currency) due to reclassifications of $6,361 million from long-term debt to reflect upcoming maturities, partially offset by maturities of $4,654 million; partially offset by
●	A decrease in accounts payable of $911 million ($918 million adjusted for currency) reflecting declines from seasonally higher year-end balances; and
●	A decrease in taxes of $464 million ($405 million adjusted for currency).

Receivables and Allowances

Roll Forward of Total IBM Receivables Allowance for Credit Losses (included in Total IBM)

(Dollars in millions)
January 1, 2020 *	Additions / (Releases) **	Write-offs ***	Other +	September 30, 2020
$612	$119	$(72)	$(8)	$650

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

The total IBM receivables provision coverage was 2.6 percent at September 30, 2020, an increase of 70 basis points compared to January 1, 2020. The increase was primarily driven by the overall decline in gross financing receivables and trade receivables from collections from higher year-end volumes as well as sales of receivables and an increase in customer specific provisions. The global pandemic has resulted in some deterioration in customer credit quality and/or

Management Discussion – (continued)

bankruptcies which have had impacts to provisions in the first nine months of 2020. The majority of the write-offs during the nine months ended September 30, 2020 related to receivables which had been previously reserved.

Global Financing Receivables and Allowances

The following table presents external Global Financing receivables excluding immaterial miscellaneous receivables.

	At September 30,	At December 31,
(Dollars in millions)	2020	2019
Amortized cost/Recorded investment (1)(2)	$17,555	$22,446
Specific allowance for credit losses	178	177
Unallocated allowance for credit losses	86	45
Total allowance for credit losses	264	221
Net financing receivables	$17,291	$22,224
Allowance for credit losses coverage	1.5%	1.0%
(1)	Prior to the January 1, 2020 adoption of the guidance on current expected credit losses, the presentation was recorded investment, subsequent to adoption the presentation is amortized cost. Both presentations include deferred initial direct costs which are expensed in IBM’s consolidated results.
(2)	The amortized cost basis of a financial asset represents the original amount of the financing receivable (including residual value) adjusted for unearned income, deferred initial direct costs, cash collected, write-offs and any foreign exchange adjustments. Recorded investment excluded residual value.

Upon the adoption of the guidance on current expected credit losses, the percentage of financing receivables reserved increased from 1.0 percent at December 31, 2019, to 1.1 percent January 1, 2020, primarily driven by a 74.2 percent increase in unallocated reserves. The percentage of financing receivables reserved increased from 1.1 percent at January 1, 2020, to 1.5 percent at September 30, 2020, which was primarily due to an increase in unallocated reserves and an overall decline in financing receivables.

Roll Forward of Global Financing Receivables Allowance for Credit Losses

(Dollars in millions)
January 1, 2020*	Additions / (Releases)**	Write-offs ***	Other +	September 30, 2020
$262	$39	$(32)	$(6)	$264

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

Global Financing’s expected credit loss expense (including impacts from off-balance sheet commitments which are recorded in other liabilities) was an addition of $5 million for the three months ended September 30, 2020, compared to a release of $1 million for the same period in 2019. The increase was primarily driven by higher specific reserves in Americas in the third quarter.

Global Financing’s expected credit loss expense (including impacts from off-balance sheet commitments which are recorded in other liabilities) was an addition of $44 million for the nine months ended September 30, 2020, compared to a release of $6 million for the same period in 2019. The increase was primarily driven by higher unallocated and specific reserves in Americas and EMEA.

Management Discussion – (continued)

Noncurrent Assets and Liabilities

	At September 30,	At December 31,
(Dollars in millions)	2020	2019
Noncurrent assets	$114,283	$113,767
Long-term debt	$55,129	$54,102
Noncurrent liabilities (excluding debt)	$39,672	$39,398

Noncurrent assets increased $516 million ($193 million adjusted for currency) due to:

●	An increase in deferred taxes of $3,670 million ($3,718 adjusted for currency) primarily due to the intra-entity sale of IP in the first quarter; and
●	An increase in retirement plan assets of $771 million ($717 million adjusted for currency) driven by higher expected returns on plan assets, partially offset by interest costs; partially offset by
●	A decrease in long-term financing receivables of $2,290 million ($2,304 million adjusted for currency) as a result of reductions from seasonally higher year-end balances as well as sales of receivables;
●	A decrease in net intangible assets and goodwill of $1,139 million ($1,520 million adjusted for currency) primarily resulting from intangibles amortization; and
●	A decrease in operating right-of-use assets of $281 million ($308 million adjusted for currency).

Long-term debt increased $1,027 million ($189 million adjusted for currency) due to:

●	Issuances of $8,542 million; partially offset by
●	Reclassifications to short-term debt of $6,361 million to reflect upcoming maturities; and
●	Redemption of $2,069 million of certain outstanding bonds.

Noncurrent liabilities (excluding debt) increased $273 million ($48 million adjusted for currency) due to:

●	An increase in other liabilities of $958 million ($1,079 million adjusted for currency) primarily driven by an increase in deferred tax liabilities related to the first-quarter intra-entity IP sale; partially offset by
●	A decrease in retirement and nonpension postretirement benefit obligations of $410 million ($751 million adjusted for currency); and
●	A decrease in long-term operating lease liabilities of $244 million ($261 million adjusted for currency) related primarily to real estate leases.

Management Discussion – (continued)

Debt

We continually monitor our funding requirements and execute our strategies to manage the overall asset and liability profile. Additionally, the company maintains sufficient flexibility to access global funding sources as needed.

	At September 30,	At December 31,
(Dollars in millions)	2020	2019
Total company debt	$65,414	$62,899
Total Global Financing segment debt	$20,876	$24,727
Debt to support external clients	17,518	21,487
Debt to support internal clients	3,358	3,239
Non-Global Financing debt	$44,538	$38,173

Total debt of $65,414 million increased $2,515 million from December 31, 2019, driven by new debt issuances of $8,774 million; partially offset by debt maturities and early retirements of $6,724 million.

Non-Global Financing debt of $44,538 million increased $6,365 million from December 31, 2019 and decreased $3,518 million since June 30, 2019.

Global Financing debt of $20,876 million decreased $3,851 million from December 31, 2019, primarily due to lower funding requirements.

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

The debt used to fund Global Financing assets is composed of intercompany loans and external debt. Total debt changes generally correspond with the level of client and commercial financing receivables, the level of cash and cash equivalents, the change in intercompany and external payables and the change in intercompany investment from IBM. The terms of the intercompany loans are set by the company to substantially match the term, currency and interest rate variability underlying the financing receivable and are based on arm’s-length pricing. The Global Financing debt-to-equity ratio remained at 9.0 to 1 at September 30, 2020.

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

Equity

Total equity increased $349 million from December 31, 2019, primarily due to increases from net income ($4,234 million) and an increase in common stock ($471 million), partially offset by decreases from dividends paid ($4,343 million).

Management Discussion – (continued)

Cash Flow

Our cash flows from operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flows on page 7, are summarized in the following table. These amounts include the cash flows associated with the Global Financing business.

(Dollars in millions)
For the nine months ended September 30:	2020	2019
Net cash provided by/(used in) continuing operations:
Operating activities	$12,337	$11,319
Investing activities	(2,470)	(27,064)
Financing activities	(3,428)	14,717
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(200)	(352)
Net change in cash, cash equivalents and restricted cash	$6,239	$(1,379)

Net cash provided by operating activities increased $1,018 million as compared to the first nine months of 2019 driven primarily by:

●	An increase of cash provided by receivables of $2,377 million primarily driven by business volumes, our continued focus on collections as well as sales of receivables, including sales of financing receivables of $1,610 million; and
●	Payroll tax and value-added tax payment deferrals and exemptions of approximately $550 million due to tax relief provided under the U.S. CARES Act and other non-U.S. government assistance programs related to COVID-19; partially offset by
●	An increase in workforce rebalancing payments of $281 million;
●	An increase in interest payments on debt of approximately $250 million;
●	A net increase in cash payments for income taxes of $243 million primarily driven by withholding tax on intercompany dividends in the second quarter; and
●	Performance-related declines within net income.

Net cash used in investing activities decreased $24,594 million as compared to the first nine months of 2019 driven by:

●	A decrease in net cash used for acquisitions of $32,593 million due to the Red Hat acquisition in the prior year; partially offset by
●	A decrease of $6,067 million in cash provided by net non-operating finance receivables primarily driven by the wind down of the OEM IT commercial financing operations;
●	An increase in cash used for net purchases of marketable securities and other investments of $977 million; and
●	An increase in cash used for net capital expenditures of $537 million.

Management Discussion – (continued)

Financing activities were a net use of cash of $3,428 million in the first nine months of 2020 compared to a net source of cash of $14,717 million in the first nine months of 2019. The year-to-year change of $18,145 million was driven by:

●	A decrease in net cash provided by debt transactions of $19,398 million driven primarily by a higher level of net additions in the prior year to fund the Red Hat acquisition; partially offset by
●	A decrease in cash used for gross common share repurchases of $1,361 million.

Looking Forward

IBM is redefining our future as a hybrid cloud platform and AI company. On October 8, 2020, we announced our plan to separate our managed infrastructure services unit of our GTS segment into a new public company (currently referred to as NewCo and to be named later). The separation is expected to be achieved through a U.S. federal tax-free spin-off to IBM shareholders, and be completed by the end of 2021. This creates two industry-leading companies, each with strategic focus and flexibility to capitalize on their respective missions and drive client and shareholder value. Client buying needs for application and infrastructure services are diverging, while adoption of our hybrid cloud platform is accelerating. This change in clients’ needs makes it the right time to create two market-leading companies focused on what they do best. IBM will accelerate our open hybrid cloud platform growth strategy and AI capabilities to drive clients’ digital transformations. NewCo will design, run and modernize the infrastructure of the world’s most important organizations. Both IBM and NewCo will have greater agility to focus on their operating and financial models, have more freedom to partner with others and both will align their investments and capital structure to their strategic focus areas.

IBM’s focus will be on our open hybrid cloud platform, which represents a $1 trillion market opportunity. Building on our hybrid cloud foundation, through the acquisition of Red Hat, we are unlocking the full value of the cloud for clients, further accelerating adoption of the platform. This platform facilitates the deployment of powerful AI capabilities to enable the power of data, application modernization services, and systems. These are all underpinned by the security, unmatched expertise in industry verticals, and deep commitment to open source innovation that clients expect from us. Our approach is platform-centric and differentiated by Red Hat OpenShift, our market-leading open platform, along with a vast software portfolio modernized to run cloud-native and our GBS expertise that drives platform adoption. This platform allows clients to “write-once/run-anywhere,” and enables a hybrid cloud approach that drives up to 2.5 times more value for clients than a public cloud-only solution. Our unique full-stack capabilities and the large ecosystem of partners and global coalition of best of breed independent software vendors we have brought together should accelerate adoption of our platform. Our software portfolio, focused on data and AI, automation, and security, enables the widest access to innovation through open source. Our business, strategy and technology consultants help clients transform by modernizing their existing applications, and by building new AI-infused data analysis capabilities on the leading open hybrid cloud platform. The secure, mission-critical IBM public cloud is designed to provide all required regulatory controls, and offers clients a foundation of open source software, security leadership, and enterprise-grade infrastructure. Our Systems business, integrated with the hybrid cloud platform, allows cloud-native developers to capitalize on the unique capabilities of our hardware. Leveraging our long-term relationships with clients, we will continue to drive the innovation in hardware that enterprises rely on for their most mission-critical computing needs.

NewCo will immediately be the world’s leading managed infrastructure services provider, entirely focused on managing and modernizing client-owned infrastructures, a $500 billion market opportunity. It will leverage its unrivaled expertise to offer hosting and network services, services management, infrastructure modernization, and migrating and managing multi-cloud environments to help clients in their transformation journeys. NewCo will extend its leadership through increased investment in the next generation of transformational managed infrastructure services and be able to partner fully across all cloud vendors, opening new avenues for growth, while maintaining a strong strategic partnership with IBM and continuing to serve existing and new clients.

Management Discussion – (continued)

Looking forward, there is tremendous opportunity for us to help our clients become digital businesses. The value we provide clients was evident in our third-quarter 2020 cloud revenue growth, continued momentum in Red Hat and our strong GBS signings driven by cloud and application modernization offerings. With the acceleration of our hybrid cloud platform strategy, we will increase focus and investments to drive future growth. We announced that we will be taking structural actions to simplify and streamline our business and expect charges of approximately $2.3 billion in the fourth-quarter 2020 for these actions. The savings from these actions will be reinvested in areas such as hybrid cloud, data and AI, security and emerging technologies. With our focused hybrid cloud platform strategy and these increased investments, we expect to drive sustainable mid-single digit revenue growth after the separation of NewCo is complete. We expect to show milestones, including improving revenue growth, by the middle of 2021 as we progress toward mid-single digit growth. For example, our GBS segment is expected to return to pre-COVID revenue growth rates by mid-year 2021.

In the near term, the rate and pace of global economic recovery due to COVID-19 remains uncertain and as a consequence, we have not seen a fundamental shift in overall demand levels. Given this uncertainty, we are not providing full-year 2020 expectations. While the current environment presents some near-term challenges for our clients, it also provides longer-term opportunities for us as our clients accelerate their transitions to digital environments. We have both a business profile and business model that provide some stability in the current environment and we have taken a number of actions that strengthen our operating model currently and for the future.

For the fourth quarter of 2020, we continue to see a solid pipeline in hybrid cloud and AI solutions to address accelerated shifts in clients’ digital transformation and journey to cloud. From a historical perspective, the fourth quarter is seasonally our strongest quarter for revenue and earnings per share, due to our high value software and hardware transactions. We expect the dollar increase of revenue from third-quarter to fourth-quarter 2020 to be in line with historical averages and the percentage increase of operating (non-GAAP) earnings per share from third-quarter to fourth-quarter to be consistent with or slightly ahead of the historical average over the past few years, before the $2.3 billion fourth quarter charge for structural actions. On a year-to-year basis for the fourth quarter of 2020, we are comparing to strong performance in the prior-year period due to: the first full quarter of z15 availability in the fourth-quarter 2019 and very strong software growth, including the first full quarter of Red Hat contribution. In the fourth quarter, which is our largest transactional quarter, we will focus our investments in hybrid cloud and AI and start to execute the process of separating our managed infrastructure services business.

We continue to take prudent actions to improve our operating model and accelerate our strategic priorities. We are managing for the long-term and are excited about the direction and focus of our business. We are making strategic decisions, taking actions and increasing investments today to better position our business and accelerate our top line growth on a sustainable basis. We remain confident that we have ample free cash flow and liquidity to support our business and return value to shareholders through a stable and growing dividend. Following separation of the managed infrastructure services business, IBM and NewCo together are initially expected to pay a combined quarterly dividend that is no less than IBM’s pre-spin dividend per share. Following the completion of the separation, each company’s dividend policy will be determined by its respective Board of Directors.

For the period ended September 30, 2020, we assessed certain accounting-related matters that generally require consideration of current information reasonably available to us and utilized forecasted financial data to help assess future impacts to IBM as a result of the COVID-19 pandemic. The accounting matters considered for assessment included but were not limited to, the allowances for credit losses, the carrying values of goodwill and intangible assets and other long-lived assets, our net investments in sales-type or direct financing leases, any significant lease modifications, valuation allowances for tax assets and revenue recognition. Our assessments did not result in any material impacts to our consolidated financial results as of and for the quarter ended September 30, 2020. We will continue to assess these matters in future periods. However, given the inherent uncertainty of the magnitude of future impacts from and/or the duration of the pandemic, there can be no assurance that impacts will not be material to our consolidated financial results in future periods.

Management Discussion – (continued)

Our pension plans are well funded coming into this environment. Contributions for all retirement-related plans are expected to be approximately $2.2 billion in 2020, approximately flat compared to 2019, of which $0.2 billion relates to legally required contributions to non-U.S. defined benefit and multi-employer plans. We expect 2020 pre-tax retirement-related plan cost to be approximately $2.7 billion, an increase of approximately $600 million compared to 2019. This estimate reflects current pension plan assumptions at December 31, 2019. Within total retirement-related plan cost, operating retirement-related plan cost is expected to be approximately $1.5 billion, approximately flat versus 2019. Non-operating retirement-related plan cost is expected to be approximately $1.2 billion, an increase of approximately $600 million compared to 2019, primarily driven by lower income from expected return on assets.

Currency Rate Fluctuations

Changes in the relative values of non-U.S. currencies to the U.S. dollar (USD) affect our financial results and financial position. At September 30, 2020, currency changes resulted in assets denominated in local currencies being translated into fewer dollars and liabilities denominated in local currencies being translated into more dollars than at year-end 2019. We use financial hedging instruments to limit specific currency risks related to financing transactions and other foreign currency-based transactions.

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

We translate revenue, cost and expense in our non-U.S. operations at current exchange rates in the reported period. References to “adjusted for currency” or “constant currency” reflect adjustments based upon a simple mathematical formula. However, this constant currency methodology that we utilize to disclose this information does not incorporate any operational actions that management could take to mitigate fluctuating currency rates. Currency movements impacted our year-to-year revenue and earnings per share growth in the first nine months of 2020. Based on the currency rate movements in the first nine months of 2020, total revenue decreased 3.8 percent as reported and 3.1 percent at constant currency versus the first nine months of 2019. On an income from continuing operations before income tax basis, these translation impacts, mitigated by the net impact of hedging activities, resulted in a theoretical maximum (assuming no pricing or sourcing actions) increase of approximately $270 million in the first nine months of 2020 on both an as-reported basis and operating (non-GAAP) basis. The same mathematical exercise resulted in an increase of approximately $240 million in the first nine months of 2019 on an as-reported basis and an increase of approximately $210 million on an operating (non-GAAP) basis. We view these amounts as a theoretical maximum impact to our as-reported financial results. Considering the operational responses mentioned above, movements of exchange rates, and the nature and timing of hedging instruments, it is difficult to predict future currency impacts on any particular period, but we believe it could be substantially less than the theoretical maximum given the competitive pressure in the marketplace.

For non-U.S. subsidiaries and branches that operate in U.S. dollars or whose economic environment is highly inflationary, translation adjustments are reflected in results of operations. Generally, we manage currency risk in these entities by linking prices and contracts to U.S. dollars.

Liquidity and Capital Resources

In our 2019 Annual Report, on pages 57 to 59, there is a discussion of our liquidity including two tables that present three years of data. The table presented on page 58 includes net cash from operating activities, cash and cash equivalents, restricted cash and short-term marketable securities, and the size of our global credit facilities for each of the past three years. For the nine months ended, or at, as applicable, September 30, 2020, those amounts are $12.3 billion

Management Discussion – (continued)

of net cash from operating activities, $15.8 billion of cash and cash equivalents, restricted cash and short-term marketable securities and $15.3 billion in global credit facilities, respectively. While we have no current plans to draw on these credit facilities, they are available as back-up liquidity.

On July 9, 2019, we closed the acquisition of Red Hat for cash consideration of $34.8 billion. The transaction was funded through a combination of cash on hand and proceeds from debt issuances. In order to reduce this debt and return to target leverage ratios within a couple of years, we suspended our share repurchase program at the time of the Red Hat acquisition closing. Refer to note 11, “Borrowings,” for additional details of financing this transaction.

The major rating agencies’ ratings on our debt securities at September 30, 2020 appear in the following table and remain unchanged.

	STANDARD	MOODY’S
	AND	INVESTORS
IBM and IBM Credit LLC ratings:	POOR’S	SERVICE
Senior long-term debt	A	A2
Commercial paper	A-1	Prime-1

We remain committed to a target leverage profile consistent with a single A credit rating within a couple of years.

We do not have “ratings trigger” provisions in our debt covenants or documentation, which would allow the holders to declare an event of default and seek to accelerate payments thereunder in the event of a change in credit rating. Our debt covenants are well within the required levels. Our contractual agreements governing derivative instruments contain standard market clauses which can trigger the termination of the agreement if our credit rating were to fall below investment grade. At September 30, 2020, the fair value of those instruments that were in a liability position was $583 million, before any applicable netting, and this position is subject to fluctuations in fair value period to period based on the level of our outstanding instruments and market conditions. We have no other contractual arrangements that, in the event of a change in credit rating, would result in a material adverse effect on our financial position or liquidity.

In July 2017, the UK's Financial Conduct Authority, which regulates the London Interbank Offered Rate (LIBOR), announced that it intends to phase out LIBOR by the end of 2021. Various central bank committees and working groups continue to discuss replacement of benchmark rates, the process for amending existing LIBOR-based contracts, and the potential economic impacts of different alternatives. The Alternative Reference Rates Committee has identified the Secured Overnight Financing Rate (SOFR) as its preferred alternative rate for USD LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. We are continuing to evaluate the potential impact of the replacement of the LIBOR benchmark interest rate, including risk management, internal operational readiness and monitoring the FASB standard-setting process for additional updates to address financial reporting issues that might arise in connection with transition from LIBOR to a new benchmark rate. However, it is not expected to have a material impact in the consolidated financial results.

We prepare our Consolidated Statement of Cash Flows in accordance with applicable accounting standards for cash flow presentation on page 7 of this Form 10-Q and highlight causes and events underlying sources and uses of cash in that format on pages 85 and 86. For the purpose of running its business, IBM manages, monitors and analyzes cash flows in a different manner.

Management uses free cash flow as a measure to evaluate its operating results, plan share repurchase levels, strategic investments and assess its ability and need to incur and service debt. The entire free cash flow amount is not necessarily available for discretionary expenditures. We define free cash flow as net cash from operating activities less the change in Global Financing receivables and net capital expenditures, including the investment in software. A key objective of the Global Financing business is to generate strong returns on equity, and increasing receivables is the basis for growth. Accordingly, management considers Global Financing receivables as a profit-generating investment, not as

Management Discussion – (continued)

working capital that should be minimized for efficiency. Therefore, management includes presentations of both free cash flow and net cash from operating activities that exclude the effect of Global Financing receivables. Free cash flow guidance is derived using an estimate of profit, working capital and operational cash flows. As previously noted, we view Global Financing receivables as a profit-generating investment which we seek to maximize and, therefore, it is not considered when formulating guidance for free cash flow. As a result, we do not estimate a GAAP Net Cash from Operations expectation metric.

The following is management’s view of cash flows for the first nine months of 2020 and 2019 prepared in a manner consistent with the description above.

(Dollars in millions)
For the nine months ended September 30:	2020	2019
Net cash from operating activities per GAAP	$12,337	$11,319
Less: change in Global Financing receivables	5,324	3,712
Net cash from operating activities, excluding Global Financing receivables	$7,014	$7,607
Capital expenditures, net	(2,262)	(1,725)
Free cash flow	$4,751	$5,882
Acquisitions	(37)	(32,630)
Divestitures	510	927
Share repurchase	—	(1,361)
Common stock repurchases for tax withholdings	(225)	(186)
Dividends	(4,343)	(4,269)
Non-Global Financing debt	4,977	28,432
Other (includes Global Financing net receivables and Global Financing debt)	1,111	1,941
Change in cash, cash equivalents, restricted cash and short-term marketable securities	$6,744	$(1,265)

In the first nine months of 2020, we generated free cash flow of $4.8 billion, a decrease of $1.1 billion versus the prior year. In the first nine months of 2020, we continued to return value to shareholders with $4.3 billion in dividends.

Events that could temporarily change the historical cash flow dynamics discussed previously and in 2019 Annual Report include significant changes in operating results, material changes in geographic sources of cash, unexpected adverse impacts from litigation, future pension funding requirements, periods of severe downturn in the capital markets or the timing of tax payments. Whether any litigation has such an adverse impact will depend on a number of variables, which are more completely described in note 13, “Contingencies,” in this Form 10-Q. With respect to pension funding, we expect to make legally mandated pension plan contributions to certain non-U.S. defined benefit plans of approximately $200 million in 2020. Contributions related to all retirement-related plans are expected to be approximately $2.2 billion in 2020. Financial market performance could increase the legally mandated minimum contributions in certain non-U.S. countries that require more frequent remeasurement of the funded status. We are not quantifying any further impact from pension funding because it is not possible to predict future movements in the capital markets or pension plan funding regulations.

In 2020, we are not legally required to make any contributions to the U.S. defined benefit pension plans.

Our cash flows are sufficient to fund our current operations and obligations, including investing and financing activities such as dividends and debt service. When additional requirements arise, we have several liquidity options available. These options may include the ability to borrow additional funds at reasonable interest rates and utilizing our committed global credit facilities. With our share repurchase program suspended since the close of the Red Hat acquisition, our overall shareholder payout remains at a comfortable level and we remain fully committed to our long-standing dividend policy.

Management Discussion – (continued)

Global Financing Return on Equity Calculation

	For Three Months Ended		For Nine Months Ended
	September 30,		September 30,
(Dollars in millions)	2020	2019	2020	2019
Numerator
Global Financing after-tax income*	$150	$217	$489	$521
Annualized after-tax income (1)	$600	$867	$651	$694
Denominator
Average Global Financing equity (2)**	$2,376	$2,672	$2,493	$3,022
Global Financing return on equity (1)/(2)	25.2%	32.4%	26.1%	23.0%

*    Calculated based upon an estimated tax rate principally based on Global Financing’s geographic mix of earnings as IBM’s provision for income taxes is determined on a consolidated basis.

**  Average of the ending equity for Global Financing for the last two quarters and four quarters, for the three months ended September 30 and for the nine months ended September 30, respectively.

Management Discussion – (continued)

GAAP Reconciliation

The tables below provide a reconciliation of our income statement results as reported under GAAP to our operating earnings presentation which is a non-GAAP measure. Management’s calculation of operating (non-GAAP) earnings, as presented, may differ from similarly titled measures reported by other companies. Refer to the “Operating (non-GAAP) Earnings” section for management’s rationale for presenting operating earnings information.

		Acquisition-		Retirement-		U.S.
(Dollars in millions except per share amounts)		Related		Related		Tax Reform		Operating
For the three months ended September 30, 2020:	GAAP	Adjustments		Adjustments		Impacts		(non-GAAP)
Gross profit	$8,430	$180		$—		$—		$8,610
Gross profit margin	48.0%	1.0	pts.	—	pts.	—	pts.	49.0%
S,G&A	$4,647	$(279)		$—		$—		$4,367
R,D&E	1,515	—		—		—		1,515
Other (income) and expense	253	(1)		(291)		—		(39)
Interest expense	323	—		—		—		323
Total expense and other (income)	6,603	(280)		(291)		—		6,032
Pre-tax income from continuing operations	1,827	460		291		—		2,578
Pre-tax margin from continuing operations	10.4%	2.6	pts.	1.7	pts.	—	pts.	14.7%
Provision for income taxes*	$128	$102		$54		$(21)		$263
Effective tax rate	7.0%	2.7	pts.	1.3	pts.	(0.8)	pts.	10.2%
Income from continuing operations	$1,698	$358		$237		$21		$2,315
Income margin from continuing operations	9.7%	2.0	pts.	1.4	pts.	0.1	pts.	13.2%
Diluted earnings per share from continuing operations	$1.89	$0.40		$0.26		$0.03		$2.58

*  The tax impact on operating (non-GAAP) pre-tax income from continuing operations is calculated under the same accounting principles applied to the GAAP pre-tax income which employs an annual effective tax rate method to the results.

		Acquisition-		Retirement-		U.S.
(Dollars in millions except per share amounts)		Related		Related		Tax Reform		Operating
For the three months ended September 30, 2019:	GAAP	Adjustments		Adjustments		Impacts		(non-GAAP)
Gross profit	$8,336	$209		$—		$—		$8,545
Gross profit margin	46.2%	1.2	pts.	—	pts.	—	pts.	47.4%
S,G&A	$5,024	$(451)		$—		$—		$4,573
R,D&E	1,553	(53)		—		—		1,500
Other (income) and expense	(31)	10		(145)		—		(166)
Interest expense	432	(24)		—		—		408
Total expense and other (income)	6,813	(518)		(145)		—		6,150
Pre-tax income from continuing operations	1,522	727		145		—		2,395
Pre-tax margin from continuing operations	8.4%	4.0	pts.	0.8	pts.	—	pts.	13.3%
Provision for (benefit from) income taxes*	$(151)	$142		$16		$(5)		$1
Effective tax rate	(9.9)%	8.9	pts.	1.3	pts.	(0.2)	pts.	0.1%
Income from continuing operations	$1,673	$586		$130		$5		$2,394
Income margin from continuing operations	9.3%	3.3	pts.	0.7	pts.	0.0	pts.	13.3%
Diluted earnings per share from continuing operations	$1.87	$0.66		$0.14		$0.01		$2.68

*    The tax impact on operating (non-GAAP) pre-tax income from continuing operations is calculated under the same accounting principles applied to the GAAP pre-tax income which employs an annual effective tax rate method to the results.

Management Discussion – (continued)

		Acquisition-		Retirement-		U.S.
(Dollars in millions except per share amounts)		Related		Related		Tax Reform		Operating
For the nine months ended September 30, 2020:	GAAP	Adjustments		Adjustments		Impacts		(non-GAAP)
Gross profit	$25,052	$556		$—		$—		$25,608
Gross profit margin	47.0%	1.0	pts.	—	pts.	—	pts.	48.1%
S,G&A	$15,849	$(849)		$—		$—		$15,000
R,D&E	4,722	—		—		—		4,722
Other (income) and expense	614	(2)		(829)		—		(217)
Interest expense	971	—		—		—		971
Total expense and other (income)	21,704	(851)		(829)		—		20,024
Pre-tax income from continuing operations	3,348	1,407		829		—		5,584
Pre-tax margin from continuing operations	6.3%	2.6	pts.	1.6	pts.	—	pts.	10.5%
Provision for (benefit from) income taxes*	$(888)	$312		$119		$128		$(329)
Effective tax rate	(26.5)%	12.3	pts.	6.1	pts.	2.3	pts.	(5.9)%
Income from continuing operations	$4,237	$1,095		$710		$(128)		$5,913
Income margin from continuing operations	8.0%	2.1	pts.	1.3	pts.	(0.2)	pts.	11.1%
Diluted earnings per share from continuing operations	$4.72	$1.23		$0.79		$(0.14)		$6.60

*     The tax impact on operating (non-GAAP) pre-tax income from continuing operations is calculated under the same accounting principles applied to the GAAP pre-tax income which employs an annual effective tax rate method to the results.

		Acquisition-		Retirement-		U.S.
(Dollars in millions except per share amounts)		Related		Related		Tax Reform		Operating
For the nine months ended September 30, 2019:	GAAP	Adjustments		Adjustments		Impacts		(non-GAAP)
Gross profit	$25,388	$359		$—		$—		$25,747
Gross profit margin	45.9%	0.6	pts.	—	pts.	—	pts.	46.5%
S,G&A	$15,171	$(724)		$—		$—		$14,447
R,D&E	4,393	(53)		—		—		4,340
Other (income) and expense	(850)	152		(419)		—		(1,118)
Interest expense	990	(228)		—		—		762
Total expense and other (income)	19,215	(853)		(419)		—		17,942
Pre-tax income from continuing operations	6,173	1,212		419		—		7,805
Pre-tax margin from continuing operations	11.1%	2.2	pts.	0.8	pts.	—	pts.	14.1%
Provision for income taxes*	$407	$245		$82		$(160)		$575
Effective tax rate	6.6%	2.1	pts.	0.7	pts.	(2.0)	pts.	7.4%
Income from continuing operations	$5,766	$967		$338		$160		$7,230
Income margin from continuing operations	10.4%	1.7	pts.	0.6	pts.	0.3	pts.	13.1%
Diluted earnings per share from continuing operations	$6.46	$1.08		$0.38		$0.18		$8.10

*     The tax impact on operating (non-GAAP) pre-tax income from continuing operations is calculated under the same accounting principles applied to the GAAP pre-tax income which employs an annual effective tax rate method to the results.

Management Discussion – (continued)

Forward-Looking and Cautionary Statements

Except for the historical information and discussions contained herein, statements contained in this Form 10-Q may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on the company’s current assumptions regarding future business and financial performance. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, including, but not limited to, the following: a downturn in economic environment and client spending budgets; the company’s failure to meet growth and productivity objectives; a failure of the company’s innovation initiatives; damage to the company’s reputation; risks from investing in growth opportunities; failure of the company’s intellectual property portfolio to prevent competitive offerings and the failure of the company to obtain necessary licenses; cybersecurity and data privacy considerations; fluctuations in financial results; the possibility that the proposed separation of the managed infrastructure services unit of the company’s Global Technology Services segment will not be completed within the anticipated time period or at all, the possibility of disruption or unanticipated costs in connection with the proposed separation or the possibility that the separation will not achieve its intended benefits; impact of local legal, economic, political, health and other conditions; adverse effects from environmental matters, tax matters and the company’s pension plans; ineffective internal controls; the company’s use of accounting estimates; impairment of the company’s goodwill or amortizable intangible assets; the company’s ability to attract and retain key employees and its reliance on critical skills; impacts of relationships with critical suppliers; product quality issues; impacts of business with government clients; currency fluctuations and customer financing risks; impact of changes in market liquidity conditions and customer credit risk on receivables; reliance on third party distribution channels and ecosystems; the company’s ability to successfully manage acquisitions, alliances and dispositions, including integration challenges, failure to achieve objectives, the assumption of liabilities, and higher debt levels; legal proceedings and investigatory risks; risk factors related to IBM securities; and other risks, uncertainties and factors discussed in the company’s Form 10-Qs, Form 10-K and in the company’s other filings with the U.S. Securities and Exchange Commission or in materials incorporated therein by reference. Any forward-looking statement in this Form 10-Q speaks only as of the date on which it is made. Except as required by law, the company assumes no obligation to update or revise any forward-looking statements.

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

Part II — Other Information

Item 1. Legal Proceedings

Refer to note 13, “Contingencies,” in this Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Repurchases of Equity Securities

The following table provides information relating to the company’s repurchase of common stock for the third quarter of 2020.

			Total Number	Approximate
			of Shares	Dollar Value
			Purchased as	of Shares that
	Total Number	Average	Part of Publicly	May Yet Be
	of Shares	Price Paid	Announced	Purchased Under
Period	Purchased	per Share	Program	The Program*
July 1, 2020 - July 31, 2020	—	$—	—	$2,007,611,768

August 1, 2020 - August 31, 2020	—	$—	—	$2,007,611,768

September 1, 2020 - September 30, 2020	—	$—	—	$2,007,611,768

Total	—	$—	—

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

The company suspended its share repurchase program at the time of the Red Hat closing. At September 30, 2020 there was approximately $2.0 billion in authorized funds remaining for purchases under this program.

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

International Business Machines Corporation
(Registrant)

Date:	October 27, 2020
		By:	/s/ Robert F. Del Bene
Robert F. Del Bene
Vice President and Controller