Form 10-K
period 2020-12-31
INTERNATIONAL BUSINESS MACHINES CORP
filed 2021-02-23
CIK 51143

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT

pursuant to Section 13 or 15 (d) of the

Securities Exchange Act of 1934

FOR THE YEAR ENDED DECEMBER 31, 2020

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has ﬁled a report on and attestation to its management’s assessment of the eﬀectiveness of its internal control over ﬁnancial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting ﬁrm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was $107.5 billion.

The registrant had 893,594,090 shares of common stock outstanding at February 10, 2021.

Documents incorporated by reference:

Portions of IBM’s Annual Report to Stockholders for the year ended December 31, 2020 are incorporated by reference into Parts I, II and IV of this Form 10-K.

Portions of IBM’s definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held April 27, 2021 are incorporated by reference into Part III of this Form 10-K.

i

PART I

Item 1. Business:

International Business Machines Corporation (IBM or the company) was incorporated in the State of New York on June 16, 1911, as the Computing-Tabulating-Recording Co. (C-T-R), a consolidation of the Computing Scale Co. of America, the Tabulating Machine Co. and The International Time Recording Co. of New York. Since that time, IBM has focused on the intersection of business insight and technological innovation, and its operations and aims have been international in nature. This was signaled almost 100 years ago, in 1924, when C-T-R changed its name to International Business Machines Corporation. And it continues today—we create value for clients by providing integrated solutions and products that leverage: data, information technology, deep expertise in industries and business processes, with trust and security and a broad ecosystem of partners and alliances. Our hybrid cloud platform and AI technology and services capabilities support clients’ digital transformations and help them engage with their customers and employees in new ways. These solutions draw from an industry-leading portfolio of consulting and IT implementation services, cloud, digital and cognitive offerings, and enterprise systems and software which are all bolstered by one of the world’s leading research organizations.

The following information is included in IBM’s 2020 Annual Report to Stockholders and is incorporated by reference:

IBM Strategy—pages 23 to 25.

Business Segments and Capabilities—pages 25 to 28.

IBM Worldwide Organizations—page 28.

Human Capital—page 29.

Competition

IBM is a globally integrated enterprise that participates in a highly competitive environment, where our competitors vary by industry segment, and range from large multinational enterprises to smaller, more narrowly focused entities. Overall, across our business segments, we recognize hundreds of competitors worldwide.

Our principal methods of competition are: technology innovation; performance; price; quality; brand; our broad range of capabilities, products and services; talent; client relationships and trust; the ability to deliver business value to clients; and service and support. In order to maintain leadership, we must continue to invest, innovate and integrate. We are redefining our future as a hybrid cloud and AI company and have been making investments, both organic and inorganic, as well as shifting resources, embedding AI and cloud into our offerings while building new solutions and modernizing our existing platforms. These investments not only drive current performance, but will extend our innovation leadership into the future. Our key differentiators are built around three pillars–innovative technology, industry expertise and trust and security, uniquely delivered through an integrated model. As we execute our strategy as a hybrid cloud and AI company, deploy new delivery and go-to-market models and expand our ecosystem, we are regularly exposed to new competitors. Overall, the company is the leader or among the leaders in each of our business segments.

A summary of the competitive environment for each business segment is included below:

Cloud & Cognitive Software:

The depth and breadth of our software offerings, coupled with our global markets, deep industry expertise and technical support infrastructure help differentiate our offerings from our competitors. IBM’s research and development capabilities and IP patent portfolio also contribute to differentiation. We have built a hybrid cloud platform based on open technologies that allows clients to realize their digital and AI transformations across the applications, data and environments in which they operate. The principal competitors in this segment include Alphabet Inc. (Google), Amazon.com, Inc. (Amazon), BMC, Broadcom, Cisco Systems, Inc. (Cisco), FireEye, Microsoft Corporation (Microsoft), Oracle Corporation (Oracle), Salesforce, SAP, Splunk and VMware. We also compete with smaller, niche competitors in specific geographic or product markets.

Global Business Services:

GBS competes in consulting, systems integration, application management and business process outsourcing services. We compete with broad-based competitors including: Accenture, Capgemini, DXC Technology (DXC), Fujitsu; cloud services providers; India-based service providers; the consulting practices of public accounting firms; and many companies that primarily focus on local markets or niche service areas.

Global Technology Services:

GTS competes in project, managed and outsourcing services, cloud-delivered services, and technical and IT support services. The market contains a diverse set of competitors, with GTS the share leader. In Infrastructure & Cloud Services, our competitors include: Atos, DXC, Fujitsu, HCL, Infosys,Tata Consulting Services, Wipro and many companies that primarily focus on local markets or niche service areas. We also compete with the ecosystems of cloud platform vendors such as Amazon, Google, Microsoft and Oracle. In Technology Support Services, we compete with several hardware and software vendors who offer support services for their own products, as well as independent support services providers.

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

Global Financing:

Global Financing provides client financing, commercial financing and participates in the remanufacturing and remarketing of used equipment. Global Financing’s ability to manage credit and residual value risk generates a competitive advantage for the company. The key competitive factors include interest rates charged, IT product experience, client service, contract flexibility, ease of doing business, global capabilities and residual values. In client and commercial financing, Global Financing primarily competes with non-captive financing entities and financial institutions. In remanufacturing and remarketing, we compete with local and regional brokers plus original manufacturers in the fragmented worldwide used IT equipment market.

Forward-looking and Cautionary Statements

Certain statements contained in this Form 10-K may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (“Reform Act”). Forward-looking statements are based on the company’s current assumptions regarding future business and financial performance. These statements by their nature address matters that are uncertain to different degrees. The company may also make forward-looking statements in other reports filed with the Securities and Exchange Commission (SEC), in materials delivered to stockholders and in press releases. In addition, the company’s representatives may from time to time make oral forward-looking statements. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Words such as “anticipates,” “believes,” “expects,” “estimates,” “intends,” “plans,” “projects,” and similar expressions, may identify such forward-looking statements. Any forward-looking statement in this Form 10-K speaks only as of the date on which it is made. Except as required by law, the company assumes no obligation to update or revise any forward-looking statements. In accordance with the Reform Act, set forth under Item 1A. “Risk Factors” on pages 4 to 10 are cautionary statements that accompany those forward-looking statements. Readers should carefully review such cautionary statements as they identify certain important factors that could cause actual results to differ materially from those in the forward-looking statements and from historical trends. Those cautionary statements are not exclusive and are in addition to other factors discussed elsewhere in this Form 10-K, in the company’s filings with the SEC or in materials incorporated therein by reference.

The following information is included in IBM’s 2020 Annual Report to Stockholders and is incorporated herein by reference:

Segment information and revenue by classes of similar products or services—pages 91 to 96.

Financial information regarding environmental activities—page 117.

The number of persons employed by the registrant—page 29.

The management discussion overview—pages 19 to 22.

Website information and company reporting—page 142.

Executive Officers of the Registrant (at February 23, 2021):

	Age	Officer since
Arvind Krishna, Chairman of the Board and Chief Executive Officer*	58	2020
Michelle H. Browdy, Senior Vice President, Legal and Regulatory Affairs, and General Counsel	56	2015
Gary D. Cohn, Vice Chairman	60	2021
Robert F. Del Bene, Vice President and Controller	61	2017
Nickle J. LaMoreaux, Senior Vice President and Chief Human Resources Officer	41	2020
James J. Kavanaugh, Senior Vice President and Chief Financial Officer, Finance and Operations	54	2008
James M. Whitehurst, President	53	2020

*     Member of the Board of Directors.

All executive officers are elected by the Board of Directors annually as provided in the Company’s By-laws. Each executive officer named above, with the exception of Gary D. Cohn and James M. Whitehurst, has been an executive of IBM or its subsidiaries during the past five years. Mr. Cohn is Co-Chairman of Cohn Robbins Holding Corp, a special-purpose acquisition company. Mr. Cohn previously served as Assistant to the President for Economic Policy and Director of the National Economic Council from January 2017 until April 2018. Before serving in the White House, Mr. Cohn was President and Chief Operating Officer of The Goldman Sachs Group, Inc. from 2006-2016. Mr. Whitehurst served as Chief Executive Officer of Red Hat, Inc., a multinational software company, from 2007 until it was acquired by IBM in 2019.

Item 1A. Risk Factors:

Risks Related to Our Business

Downturn in Economic Environment and Client Spending Budgets Could Impact the Company’s Business: If overall demand for IBM’s products and solutions decreases, whether due to general economic conditions, including those associated with the COVID-19 pandemic, or a shift in client buying patterns, the company’s revenue and profit could be impacted.

Failure of Innovation Initiatives Could Impact the Long-Term Success of the Company: IBM has been moving into areas, including those that incorporate or utilize hybrid cloud, artificial intelligence, blockchain, IoT, quantum and other disruptive technologies, in which it can differentiate itself through responsible innovation, by leveraging its investments in R&D and attracting a successful developer ecosystem. If IBM is unable to continue its cutting-edge innovation in a highly competitive and rapidly evolving environment or is unable to commercialize such innovations, expand and scale them with sufficient speed and versatility or is unable to attract a successful developer ecosystem, the company could fail in its ongoing efforts to maintain and increase its market share and its profit margins.

Damage to IBM’s Reputation Could Impact the Company’s Business: IBM has one of the strongest brand names in the world, and its brand and overall reputation could be negatively impacted by many factors, including if the company does not continue to be recognized for its industry leading technology and solutions and as a hybrid cloud and AI leader. IBM’s reputation is potentially susceptible to damage by events such as significant disputes with clients, product defects, internal control deficiencies, delivery failures, cybersecurity incidents, government investigations or legal proceedings or actions of current or former clients, directors, employees, competitors, vendors, alliance partners or joint venture partners. If the company’s brand image is tarnished by negative perceptions, its ability to attract and retain customers, talent and ecosystem partners could be impacted.

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

Certain of the company’s offerings incorporate or utilize open source and other third-party software licensed with limited or no warranties, indemnification, or other contractual protections for IBM. Further, if open source code that IBM utilizes is no longer maintained, developed or enhanced by the relevant community of independent open source software programmers, most of whom we do not employ, we may be unable to develop new technologies, adequately enhance our existing technologies or meet customer requirements for innovation, quality and price.

The Announced Spin-Off of the Company’s Managed Infrastructure Services Unit into a Standalone, Publicly-Traded Company is Contingent upon the Satisfaction of a Number of Conditions, May Not Be Completed on the Currently Contemplated Timeline, or at All, and May Not Achieve the Intended Benefits: On October 8, 2020, the company announced its intention to separate the Managed Infrastructure Services unit of its Global Technology Services segment into a new, independent public company (currently referred to as NewCo). Completion of the announced spin-off, as well as the timing of completion, is subject to the readiness of NewCo to operate as an independent public company, finalization of the financial statements of NewCo, assurance that the separation will be tax-free for U.S. federal income tax purposes, finalization of the capital structure of the company and NewCo, the effectiveness of appropriate filings with the U.S. Securities and Exchange Commission, final approval of the IBM Board of Directors, and other customary items. The announced spin-off is complex in nature and may be affected by unanticipated developments or changes in market conditions. There is the potential for business disruption and, as previously disclosed, the company expects significant separation costs. These or other unanticipated developments or costs could delay or prevent the announced spin-off or cause the announced spin-off to occur on terms or conditions that are less favorable than anticipated. Furthermore, if the spin-off is completed, there is no guarantee that it will be successful in meeting its objectives or achieving its intended benefits. Any of these factors could have a material adverse effect on our business and results of operations.

Risks to the Company from Acquisitions, Alliances and Dispositions Include Integration Challenges, Failure to Achieve Objectives, the Assumption of Liabilities and Higher Debt Levels: The company has made and expects to continue to make acquisitions, alliances and dispositions. Such transactions present significant challenges and risks and there can be no assurances that the company will manage such transactions successfully or that strategic opportunities will be available to the company on acceptable terms or at all. The related risks include the company failing to achieve strategic objectives, including the company’s intention to separate the Managed Infrastructure Services unit of its Global Technology Services segment into a new and independent public company, anticipated revenue improvements and cost savings, the failure to retain key strategic relationships of acquired companies, the failure to retain key personnel and the assumption of liabilities related to litigation or other legal proceedings involving the businesses in such transactions, as well as the failure to close planned transactions. Such transactions may require the company to secure financing and any significant disruption or turmoil in the capital markets could have an adverse effect on IBM’s ability to access the capital markets at favorable terms. From time to time, the company disposes or attempts to dispose of assets that are no longer central to its strategic objectives. Any such disposition or attempted disposition is subject to risks, including risks related to the terms and timing of such disposition, risks related to obtaining necessary governmental or regulatory approvals and risks related to retained liabilities not subject to the company’s control.

The Company’s Financial Results for Particular Periods Are Difficult to Predict: IBM’s revenues and profitability are affected by such factors as the introduction of new products and services, the ability to compete effectively in increasingly competitive marketplaces, the length of the sales cycles and the seasonality of technology purchases. In addition, certain of the company’s growth areas involve new products, new customers, new and evolving competitors, and new markets, all of which contribute to the difficulty of predicting the company’s financial results. The company’s financial results may also be impacted by the structure of products and services contracts and the nature of its customers’ businesses; for example, certain of the company’s services contracts with commercial customers in regulated industries are subject to periodic review by regulators with respect to controls and processes. Further, general economic conditions, including sudden shifts in regional or global economic activity such as those associated with the COVID-19 pandemic may impact the company’s financial results in any particular period. As a result of the above-mentioned factors, the company’s financial results are difficult to predict. Historically, the company has had lower revenue in the first quarter than in the immediately preceding fourth quarter. In addition, the high volume of products typically ordered at the end of each quarter, especially at the end of the fourth quarter, make financial results for a given period difficult to predict.

Due to the Company’s Global Presence, Its Business and Operations Could Be Impacted by Local Legal, Economic, Political, Health and Other Conditions, including the COVID-19 Pandemic: The company is a globally integrated entity, operating in over 175 countries worldwide and deriving more than fifty percent of its revenues from sales outside the United States. Changes in the laws or policies of the countries in which the company operates, or inadequate development or enforcement of such laws or policies, could affect the company’s business and the company’s overall results of operations. Further, the company may be impacted directly or indirectly by the development and enforcement of laws and regulations in the U.S. and globally that are specifically targeted at the technology industry. The company’s results of operations also could be affected by economic and political changes in those countries and by macroeconomic changes, including recessions, inflation, currency fluctuations between the U.S. dollar and non-U.S. currencies and adverse changes in trade relationships amongst those countries. Further, as the company expands its customer base and the scope of its offerings, both within the U.S. and globally, it may be impacted by additional regulatory or other risks, including compliance with U.S. and foreign data privacy requirements, data localization requirements, labor relations laws, enforcement of IP protection laws, laws relating to anti-corruption, anti-competition regulations, and import, export and trade restrictions. Further, international trade disputes could create uncertainty. Tariffs and international trade sanctions resulting from these disputes could affect the company’s ability to move goods and services across borders, or could impose added costs to those activities. Measures taken to date by the company to mitigate these impacts could be made less effective should trade sanctions or tariffs change. In addition, any widespread outbreak of an illness, pandemic or other local or global health issue, natural disasters, climate change impacts, or uncertain political climates, international hostilities, or any terrorist activities, could adversely affect customer demand, the company’s operations and supply chain, and its ability to source and deliver products and services to its customers. For example, on March 11, 2020, the World Health Organization (WHO) declared the novel coronavirus (COVID-19) a global pandemic. The COVID-19 pandemic has created significant volatility, uncertainty and economic disruption. In the current macroeconomic environment, clients continue to balance short-term challenges and opportunities for transformation. Their short-term priorities continue to be focused on operational stability, flexibility and cash preservation, and as such, we may experience some disruptions in transactional performance. Additionally, clients’ short-term priorities, as well as quarantines, limitations on travel and other factors associated with the COVID-19 pandemic may result in delays in some services projects. Another example, the U.K.’s withdrawal from the E.U., commonly referred to as “Brexit,” has caused global economic, trade and regulatory uncertainty. The company is actively monitoring and planning for possible impacts from Brexit.

The Company May Not Meet Its Growth and Productivity Objectives under Its Internal Business Transformation and Global Integration Initiatives: On an ongoing basis, IBM seeks to drive greater agility, productivity, flexibility and cost savings by continuously transforming with the use of automation, artificial intelligence, agile processes and changes to the ways of working, while also enabling the scaling of resources, offerings and investments through the company’s globally integrated model across both emerging and more established markets. These various initiatives may not yield their intended gains in speed, quality, productivity and enablement of rapid scaling, which may impact the company’s competitiveness and its ability to meet its growth and productivity objectives.

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

The Company’s Use of Accounting Estimates Involves Judgment and Could Impact the Company’s Financial Results: The application of accounting principles generally accepted in the U.S. (GAAP) requires the company to make estimates and assumptions about certain items and future events that directly affect its reported financial condition, including considering financial implications of the macroeconomic impacts of the COVID-19 pandemic. The company’s most critical accounting estimates are described in the Management Discussion in IBM’s 2020 Annual Report to Stockholders, under “Critical Accounting Estimates.” In addition, as discussed in note R, “Commitments & Contingencies,” in IBM’s 2020 Annual Report to Stockholders, the company makes certain estimates including decisions related to legal proceedings and reserves. These estimates and assumptions involve the use of judgment. As a result, actual financial results may differ.

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

The Company’s Business Could Be Impacted by Its Relationships with Critical Suppliers: IBM’s business employs a wide variety of components (hardware and software), supplies, services and raw materials from a substantial number of suppliers around the world. Certain of the company’s businesses rely on a single or a limited number of suppliers, including for server processor technology for certain semiconductors. Changes in the business condition (financial or otherwise) of these suppliers could subject the company to losses and affect its ability to bring products to market. Further, the failure of the company’s suppliers to deliver components, supplies, services and raw materials in sufficient quantities, in a timely manner, and in compliance with all applicable laws and regulations could adversely affect the company’s business. In addition, any defective components, supplies or materials, or inadequate services received from suppliers could reduce the reliability of the company’s products and services and harm the company’s reputation.

Product and Service Quality Issues Could Impact the Company’s Business and Operating Results: The company has rigorous quality control standards and processes intended to prevent, detect and correct errors, malfunctions and other defects in its products and services. If errors, malfunctions, defects or disruptions in service are experienced by customers or in the company’s operations there could be negative consequences that could impact customers’ business operations and harm the company’s business’s operating results.

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

Risks Related to Cybersecurity and Data Privacy

Cybersecurity and Privacy Considerations Could Impact the Company’s Business: There are numerous and evolving risks to cybersecurity and privacy, including risks originating from intentional acts of criminal hackers, hacktivists, nation states and competitors; from intentional and unintentional acts of customers, contractors, business partners, vendors, employees and other third parties; and from errors in processes or technologies, as well as the risks associated with an increase in the number of customers, contractors, business partners, vendors, employees and other third parties working remotely as a result of the COVID-19 pandemic. Computer hackers and others routinely attack the security of technology products, services, systems and networks using a wide variety of methods, including ransomware or other malicious software and attempts to exploit vulnerabilities in hardware, software, and infrastructure. Attacks also include social engineering to fraudulently induce customers, contractors, business partners, vendors, employees and other third parties to disclose information, transfer funds, or unwittingly provide access to systems or data. The company is at risk of security breaches not only of our own products, services, systems and networks, but also those of customers, contractors, business partners, vendors, employees and other third parties. Cyber threats are continually evolving, making it difficult to defend against such threats and vulnerabilities that can persist undetected over extended periods of time. The company’s products, services, systems and networks, including cloud-based systems and systems and technologies that the company maintains on behalf of its customers, are used in critical company, customer or third-party operations, and involve the storage, processing and transmission of sensitive data, including valuable intellectual property, other proprietary or confidential data, regulated data, and personal information of employees, customers and others. These products, services, systems and networks are also used by customers in heavily regulated industries, including those in the financial services, healthcare, critical infrastructure and government sectors. Successful cybersecurity attacks or other security incidents could result in, for example, one or more of the following: unauthorized access to, disclosure, modification, misuse, loss, or destruction of company, customer, or other third party data or systems; theft or import or export of sensitive, regulated, or confidential data including personal information and intellectual property, including key innovations in artificial intelligence, blockchain, IoT, quantum, or other disruptive technologies; the loss of access to critical data or systems through ransomware, crypto mining, destructive attacks or other means; and business delays, service or system disruptions or denials of service. In the event of such actions, the company, its customers and other third parties could be exposed to liability, litigation, and regulatory or other government action, as well as the loss of existing or potential customers, damage to brand and reputation, damage to our competitive position, and other financial loss. In addition, the cost and operational consequences of responding to cybersecurity incidents and implementing remediation measures could be significant. In the company’s industry, security vulnerabilities are increasingly discovered, publicized and exploited across a broad range of hardware, software or other infrastructure, elevating the risk of attacks and the potential cost of response and remediation for the company and its customers. In addition, the fast-paced, evolving, pervasive, and sophisticated nature of certain cyber threats and vulnerabilities, as well as the scale and complexity of the business and infrastructure, make it possible that certain threats or vulnerabilities will be undetected or unmitigated in time to prevent or minimize the impact of an attack on the company or its customers. Cybersecurity risk to the company and its customers also depends on factors such as the actions, practices and investments of customers, contractors, business partners, vendors and other third parties. Cyber attacks or other catastrophic events resulting in disruptions to or failures in power, information technology, communication systems or other critical infrastructure could result in interruptions or delays to company, customer, or other third party operations or services, financial loss, injury or death to persons or property, potential liability, and damage to brand and reputation. Although the company continuously takes significant steps to mitigate cybersecurity risk across a range of functions, such measures can never eliminate the risk entirely or provide absolute security. To date, while the company continues to monitor for, identify, investigate, respond to and remediate cybersecurity incidents, there have not been cybersecurity incidents that have had a material adverse effect on the company, though there is no assurance that there will not be cybersecurity incidents that will have a material adverse effect in the future.

As a global enterprise, the regulatory environment with regard to cybersecurity, privacy and data protection issues is increasingly complex and will continue to impact the company’s business, including through increased risk, increased costs, and expanded or otherwise altered compliance obligations, including with respect to the increased regulatory activity around the security of critical infrastructure, IoT devices, and various customer and government supply chain security programs. As the company’s reliance on data grows, the potential impact of regulations on the company’s business, risks, and reputation will grow accordingly. The enactment and expansion of data protection and privacy laws and regulations around the globe, including an increased focus on international data transfer mechanisms driven by the European Court of Justice decision in the Schrems II matter; the lack of harmonization of such laws and regulations; the increase in associated litigation and enforcement activity; the potential for damages, fines and penalties; and the potential regulation of new and emerging technologies such as artificial intelligence will continue to result in increased compliance costs and risks. Any additional costs and penalties associated with increased compliance, enforcement, and risk reduction could make certain offerings less profitable or increase the difficulty of bringing certain offerings to market.

Risks Related to Laws and Regulations

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

The Company Is Subject to Legal Proceedings and Investigatory Risks: As a company with a substantial employee population and with clients in more than 175 countries, IBM is or may become involved as a party and/or may be subject to a variety of claims, demands, suits, investigations, tax matters and other proceedings that arise from time to time in the ordinary course of its business. The risks associated with such legal proceedings are described in more detail in note R, “Commitments & Contingencies,” in IBM’s 2020 Annual Report to Stockholders. The company believes it has adopted appropriate risk management and compliance programs. Legal and compliance risks, however, will continue to exist and additional legal proceedings and other contingencies, the outcome of which cannot be predicted with certainty, may arise from time to time.

Risks Related to Financing and Capital Markets Activities

The Company’s Results of Operations and Financial Condition Could Be Negatively Impacted by Its U.S. and non-U.S. Pension Plans: Adverse financial market conditions and volatility in the credit markets may have an unfavorable impact on the value of the company’s pension trust assets and its future estimated pension liabilities. As a result, the company’s financial results in any period could be negatively impacted. In addition, in a period of an extended financial market downturn, the company could be required to provide incremental pension plan funding with resulting liquidity risk which could negatively impact the company’s financial flexibility. Further, the company’s results could be negatively impacted by premiums for mandatory pension insolvency insurance coverage outside the United States. Premium increases could be significant due to the level of insolvencies of unrelated companies in the country at issue. IBM’s 2020 Annual Report to Stockholders includes information about potential impacts from pension funding and the use of certain assumptions regarding pension matters.

The Company Is Exposed to Currency and Financing Risks That Could Impact Its Revenue and Business: The company derives a significant percentage of its revenues and costs from its affiliates operating in local currency environments, and those results are affected by changes in the relative values of non-U.S. currencies and the U.S. dollar, as well as sudden shifts in regional or global economic activity such as those associated with the COVID-19 pandemic. Further, inherent in the company’s financing business are risks related to the concentration of credit, client creditworthiness, interest rate and currency fluctuations on the associated debt and liabilities, the determination of residual values and the financing of assets other than traditional IT assets. The company employs a number of strategies to manage these risks, including the use of derivative financial instruments, which involve the risk of non-performance by the counterparty. In addition, there can be no assurance that the company’s efforts to manage its currency and financing risks will be successful.

The Company’s Financial Performance Could Be Impacted by Changes in Market Liquidity Conditions and by Customer Credit Risk on Receivables: The company’s financial performance is exposed to a wide variety of industry sector dynamics worldwide, including sudden shifts in regional or global economic activity such as those associated with the COVID-19 pandemic. The company’s earnings and cash flows, as well as its access to funding, could be negatively impacted by changes in market liquidity conditions. IBM’s 2020 Annual Report to Stockholders includes information about the company’s liquidity position. The company’s client base includes many enterprises worldwide, from small and medium businesses to the world’s largest organizations and governments, with a significant portion of the company’s revenue coming from global clients across many sectors. Most of the company’s sales are on an open credit basis, and the company performs ongoing credit evaluations of its clients’ financial conditions. If the company becomes aware of information related to the creditworthiness of a major customer, or if future actual default rates on receivables in general differ from those currently anticipated, the company may have to adjust its allowance for credit losses, which could affect the company’s consolidated net income in the period the adjustments are made.

Risks Related to Ownership of IBM Securities

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

Item 1B. Unresolved Staff Comments:

Not applicable.

Item 2. Properties:

IBM’s corporate headquarters are located at an owned site in Armonk, New York. As of December 31, 2020, in aggregate, we owned or leased facilities for current use consisting of approximately 73 million square feet worldwide.

At December 31, 2020, IBM’s facilities in the U.S. had aggregate floor space of approximately 25 million square feet, of which approximately 12 million was owned and 13 million was leased. Outside the U.S., facilities totaled nearly

48 million square feet, of which 10 million was owned and 38 million was leased. This space is primarily used for sales and distribution, manufacturing and development, data processing services including the company’s cloud centers, research and other administrative and general support purposes. Our facilities are utilized for current operations of all business segments.

Continuous maintenance and upgrading of facilities are essential to maintain technological leadership, improve productivity and meet customer demand. We believe that in all material respects our properties have been satisfactorily maintained, are in good condition and are suitable for our operations.

Item 3. Legal Proceedings:

Refer to note R, “Commitments & Contingencies,” on pages 118 to 120 of IBM’s 2020 Annual Report to Stockholders, which is incorporated herein by reference.

Item 4. Mine Safety Disclosures:

Not applicable.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities:

Refer to page 142 of IBM’s 2020 Annual Report to Stockholders, which is incorporated herein by reference solely as it relates to this item.

IBM common stock is listed on the New York Stock Exchange and the NYSE Chicago under the symbol “IBM.” There were 373,649 common stockholders of record at February 10, 2021.

The following table provides information relating to the company’s repurchase of common stock for the fourth quarter of 2020.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program*
October 1, 2020— October 31, 2020	—	$—	—	$2,007,611,768
November 1, 2020— November 30, 2020	—	$—	—	$2,007,611,768
December 1, 2020— December 31, 2020	—	$—	—	$2,007,611,768
Total	—	$—	—

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

The company suspended its share repurchase program at the time of the Red Hat closing in mid-2019. At December 31, 2020 there was approximately $2.0 billion in authorized funds remaining for purchases under this program.

Item 6. Selected Financial Data:

We have early adopted the recent amendment to Regulation S-K Item 301, which eliminates Selected Financial Data.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations:

Refer to pages 18 through 64 of IBM’s 2020 Annual Report to Stockholders, which are incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk:

Refer to the section titled “Market Risk” on pages 63 and 64 of IBM’s 2020 Annual Report to Stockholders, which is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data:

Refer to pages 68 through 140 of IBM’s 2020 Annual Report to Stockholders, which are incorporated herein by reference. Also refer to the Financial Statement Schedule on page S-1 of this Form 10-K. We have early adopted the recent amendment to Regulation S-K Item 302, which replaces the current requirement for quarterly tabular disclosure with a principles-based requirement for material retrospective changes.

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

Refer to “Report of Management” and “Report of Independent Registered Public Accounting Firm” on pages 65 to 67 of IBM’s 2020 Annual Report to Stockholders, which are incorporated herein by reference. There has been no change in the company’s internal control over financial reporting that occurred during the fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

Item 9B. Other Information:

Due to retirement, Sidney Taurel will not stand for re-election at the company's annual meeting of stockholders on April 27, 2021. As a result, Article III, Section 2 of the company's By-Laws was amended to decrease the number of directors to twelve, effective April 27, 2021. The full text of IBM's By-Laws, as amended effective April 27, 2021, is included as Exhibit 3.2 to this report.

PART III

Item 10. Directors, Executive Officers and Corporate Governance:

Refer to the information under the captions “Election of Directors for a Term of One Year,” “Governance and Board—Committees of the Board,” “Governance and Board—Section 16(a) Beneficial Ownership Reporting Compliance,” “Governance and Board—Corporate Governance” and “Frequently Asked Questions—How do I submit an item of business for the 2022 annual meeting?” in IBM’s definitive Proxy Statement to be filed with the SEC and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held April 27, 2021, all of which information is incorporated herein by reference. Also refer to Item 1 of this Form 10-K under the caption “Executive Officers of the Registrant (at February 23, 2021)” on page 3 for additional information on the company’s executive officers.

Item 11. Executive Compensation:

Refer to the information under the captions “2020 Summary Compensation Table and Related Narrative,” “2020 Summary Compensation Table,” “2020 Compensation Discussion and Analysis,” “2020 Grants of Plan-Based Awards Table,” “2020 Outstanding Equity Awards at Fiscal Year-End Table,” “2020 Option Exercises and Stock Vested Table,” “2020 Retention Plan Table,” “2020 Pension Benefits Narrative,” “2020 Pension Benefits Table,” “2020 Nonqualified Deferred Compensation Narrative,” “2020 Nonqualified Deferred Compensation Table,” “2020 Potential Payments Upon Termination Narrative,” “2020 Potential Payments Upon Termination Table,” “Governance and Board—Compensation Committee Interlocks and Insider Participation: None,” “Compensation Program as It Relates to Risk,” “2020 Executive Compensation—Report of the Executive Compensation and Management Resources Committee of the Board of Directors,” and “Pay Ratio” in IBM’s definitive Proxy Statement to be filed with the SEC and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held April 27, 2021, all of which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters:

Refer to the information under the captions “Ownership of Securities—Security Ownership of Certain Beneficial Owners” and “Ownership of Securities—Common Stock and Stock-Based Holdings of Directors and Executive Officers” in IBM’s definitive Proxy Statement to be filed with the SEC and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held April 27, 2021, all of which information is incorporated herein by reference.

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1) (a)		Weighted-average exercise price of outstanding options, warrants and rights(1) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a)) (c)
Equity compensation plans approved by security holders
Options	1,500,000		$139.83	—
RSUs	16,270,098		N/A	—
PSUs	5,824,730	(2)	N/A	—
Subtotal	23,594,828		$139.83	67,949,557
Equity compensation plans not approved by security holders
Options	—		$—	—
RSUs	626,606		N/A	—
PSUs	212,820	(2)	N/A	—
DCEAP shares	180,248		N/A	—
Subtotal	1,019,673		$—	34,786,258
Total	24,614,502		$139.83	102,735,815

N/A is not applicable

RSUs = Restricted Stock Units, including Retention Restricted Stock Units

PSUs = Performance Share Units

DCEAP Shares = Promised Fee Shares under the DCEAP (see plan description below)

(1)	In connection with 19 acquisition transactions, 83,839 additional share based awards, consisting of stock options, were outstanding at December 31, 2020 as a result of the Company’s assumption of awards granted by the acquired entities. The weighted-average exercise price of these awards was $43.88. The Company has not made, and will not make, any further grants or awards of equity securities under the plans of these acquired companies.
(2)	The numbers included for PSUs in column (a) above reflect the maximum number payout. Assuming target number payout, the number of securities to be issued upon exercise of PSUs for equity compensation plans approved by security holders is 3,426,312 and for equity compensation plans not approved by security holders is 125,188. For additional information about PSUs, including payout calculations, refer to the information under ‘‘2020 Summary Compensation Table Narrative’’ in IBM’s definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held April 27, 2021.

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

IBM Red Hat Acquisition Long-Term Performance Plan (the “Red Hat Plan”)

The Red Hat Plan was adopted by the Board of Directors in connection with the company’s acquisition of Red Hat, Inc. on July 9, 2019. The Red Hat Plan has been and will continue to be used solely to fund awards for employees who were not employed by IBM immediately prior to the closing of the acquisition. Awards for senior executives of the company will not be funded from the Red Hat Plan. The terms and conditions of the Red Hat Plan are substantively identical to the terms and conditions of the 2001 Plan, described above.

Amended and Restated Deferred Compensation and Equity Award Plan (the “DCEAP”)

The DCEAP was adopted in 1993 and amended and restated effective January 1, 2014. Under the Amended and Restated DCEAP, non-management directors receive Promised Fee Shares in connection with deferred annual retainer payments. Each Promised Fee Share is equal in value to one share of the company’s common stock. Upon a director’s retirement or other completion of service as a director, amounts deferred into Promised Fee Shares are payable in either cash and/or shares of the company’s stock either as lump sum or installments pursuant to the director’s distribution election. For additional information about the DCEAP, see ‘‘2020 Director Compensation Narrative’’ in IBM’s definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held April 27, 2021.

Item 13. Certain Relationships and Related Transactions, and Director Independence:

Refer to the information under the captions “IBM Board of Directors,” “Governance and Board—Committees of the Board” and “Governance and Board—Certain Transactions and Relationships” in IBM’s definitive Proxy Statement to be filed with the SEC and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held April 27, 2021, all of which information is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services:

Refer to the information under the captions “Report of the Audit Committee of the Board of Directors” and “Audit and Non-Audit Fees” in IBM’s definitive Proxy Statement to be filed with the SEC and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held April 27, 2021, all of which information is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules:

(a)	The following documents are filed as part of this report:
1.	Financial statements from IBM’s 2020 Annual Report to Stockholders, which are incorporated herein by reference:

Report of Independent Registered Public Accounting Firm (page 66 and 67).

Consolidated Income Statement for the years ended December 31, 2020, 2019 and 2018 (page 68).

Consolidated Statement of Comprehensive Income for the years ended December 31, 2020, 2019 and 2018 (page 69).

Consolidated Balance Sheet at December 31, 2020 and 2019 (page 70).

Consolidated Statement of Cash Flows for the years ended December 31, 2020, 2019 and 2018 (page 71).

Consolidated Statement of Equity at December 31, 2020, 2019 and 2018 (pages 72 and 73).

Notes to Consolidated Financial Statements (pages 74 through 140).

2.	Financial statement schedule required to be filed by Item 8 of this Form:

Page	Schedule Number
Report of Independent Registered Public Accounting Firm on Financial Statement Schedule.
S-1	II	Valuation and Qualifying Accounts and Reserves for the years ended December 31, 2020, 2019 and 2018.

All other schedules are omitted as the required matter is not present, the amounts are not significant or the information is shown in the Consolidated Financial Statements or the notes thereto.

3.	Exhibits:

Reference Number per Item 601 of Regulation S-K	Description of Exhibits	Exhibit Number in this Form 10-K
(3)	Certificate of Incorporation and By-laws.
The Certificate of Incorporation of IBM is Exhibit 3.2 to Form 8-K filed April 27, 2007, and is hereby incorporated by reference.
The By-Laws of IBM, as amended through January 1, 2021, is Exhibit 3.2 to Form 8-K, filed December 18, 2020, and is hereby incorporated by reference.
	The By-Laws of IBM, as amended effective April 27, 2021.	3.2
(4)	Instruments defining the rights of security holders.

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
The instrument defining the rights of the holders of the 1.875% Notes due 2022 is Exhibit 2.1 to Form 8-K, filed July 27, 2012, and is hereby incorporated by reference.
The instrument defining the rights of the holders of the 3.375% Notes due 2023 is Exhibit 2 to Form 8-K, filed July 31, 2013, and is hereby incorporated by reference.
The instrument defining the rights of the holders of the 2.875% Notes due 2025 is Exhibit 3 to Form 8-K, filed November 6, 2013, and are hereby incorporated by reference.
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

The instruments defining the rights of the holders of the 3.450% Notes due 2026 and 4.700% Notes due 2046 are Exhibits 4.4 and 4.5 to Form 8-K filed February 18, 2016, and are hereby incorporated by reference.

The instruments defining the rights of the holders of the 0.500% Notes due 2021, 1.125% Notes due 2024 and 1.750% Notes due 2028 are Exhibits 4.1, 4.2 and 4.3 to Form 8-K filed March 4, 2016, and are hereby incorporated by reference.

The instrument defining the rights of the holders of the 0.300% Notes due 2026 is Exhibit 4 to Form 8-K filed November 1, 2016, and is hereby incorporated by reference.

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

The instruments defining the rights of the holders of the Floating Rate Notes due 2021, the 2.850% Notes due 2022, the 3.000% Notes due 2024, the 3.300% Notes due 2026, the 3.500% Notes due 2029, the 4.150% Notes due 2039 and the 4.250% Notes due 2049 are Exhibits 4.1, 4.3, 4.4, 4.5, 4.6, 4.7 and 4.8 to Form 8-K, filed May 14, 2019, and are hereby incorporated by reference.

The instruments defining the rights of the holders of the 0.300% Notes due 2028, the 0.650% Notes due 2032 and the 1.200% Notes due 2040 are Exhibits 4.1, 4.2 and 4.3 to Form 8-K, filed February 10, 2020, and are hereby incorporated by reference.

The instruments defining the rights of the holders of the 1.700% Notes due 2027, the 1.950% Notes due 2030, the 2.850% Notes due 2040 and the 2.950% Notes due 2050 are Exhibits 4.1, 4.2, 4.3 and 4.4 to Form 8-K, filed May 6, 2020, and are hereby incorporated by reference.

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

The IBM 2001 Long-Term Performance Plan, a compensatory plan, contained in Registration Statement No. 333-87708 on Form S-8, as such amended plan was filed as Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2007, is hereby incorporated by reference.*

The IBM PWCC Acquisition Long-Term Performance Plan, a compensatory plan, contained in Registration Statement No. 333-102872 on Form S-8, as such amended plan was filed as Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 2007, is hereby incorporated by reference.*

The IBM Red Hat Acquisition Long-Term Performancce Plan, a compensatory plan, contained in Registration Statement No. 333-232585 of Form S-8, as such amended plan was filed as Exhibit 4.8 to Form S-8 POS filed on December 18, 2020, is hereby incorporated by reference.*

The IBM 1999 Long-Term Performance Plan, a compensatory plan, contained in Registration Statement No. 333-30424 on Form S-8, as such amended plan was filed as Exhibit 10.3 to Form 10-Q for the quarter ended September 30, 2007, is hereby incorporated by reference.*

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

Forms of LTPP equity award agreements for (i) stock options, restricted stock, restricted stock units, cash-settled restricted stock units, SARS, and (ii) performance share units, as well as the Terms and Conditions of LTPP Equity Awards, effective October 1, 2019, in connection with the foregoing award agreements, filed as Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2019, are hereby incorporated by reference.*

Form of LTPP equity award agreement for performance share units and the terms and conditions of LTPP Equity Awards, effective December 17, 2019, in connection with the foregoing award agreements, filed as Exhibit 10.1 to Form 10-K for the year ended December 31, 2019, are hereby incorporated by reference.*

Form of LTPP equity award agreement for performance share units and the terms and conditions of LTPP Equity Awards, effective March 2, 2020, in connection with the foregoing award agreements, filed as Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2020, are hereby incorporated by reference.*

	Terms and Conditions of IBM LTPP Equity Awards, effective June 1, 2020, filed as Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2020, are hereby incorporated by reference.*

Board of Directors compensatory plans, as described under the caption “General Information—2020 Director Compensation” in IBM’s definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held April 27, 2021, are hereby incorporated by reference.*

	The IBM Non-Employee Directors Stock Option Plan, contained in Registration Statement 33-60227 on Form S-8, is hereby incorporated by reference.*

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

	The IBM Excess 401(k) Plus Plan, a compensatory plan (formerly the IBM Executive Deferred Compensation Plan), as amended and restated through January 1, 2021.*	10.1

Reference Number per Item 601 of Regulation S-K	Description of Exhibits	Exhibit Number in this Form 10-K

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
	Form of Noncompetition Agreement, filed as Exhibit 10.3 to Form 10-K for the year ended December 31, 2017, is hereby incorporated by reference.*
	Form of Noncompetition Agreement, filed as Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 2018, is hereby incorporated by reference.*
	Form of Noncompetition Agreement, filed as Exhibit 10.2 to Form 10-K for the year ended December 31, 2019, is hereby incorporated by reference.*
	Form of Noncompetition Agreement.*	10.2
	Letter Agreement, signed by James Whitehurst and IBM, dated October 28, 2018*	10.3
	Letter Agreement, signed by James Whitehurst and IBM, dated December 12, 2019*	10.4
	Letter Agreement, signed by Erich Clementi and IBM, effective as of April 30, 2019, filed as Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2019, is hereby incorporated by reference.
	Letter dated December 15, 2020, signed by Virginia M. Rometty and IBM was included as Exhibit 99.2 to the Form 8-K filed December 16, 2020, and is hereby incorporated by reference.*
	Letter dated December 15, 2020, signed by John E. Kelly III and IBM was included as Exhibit 99.1 to the Form 8-K filed December 18, 2020, and is hereby incorporated by reference.*

$2,500,000,000 364-Day Credit Agreement dated as of July 2, 2020, among International Business Machines Corporation and IBM Credit LLC, as Borrowers, the several lenders and other financial institutions from time to time parties to such agreement, JP Morgan Chase Bank, N.A., as Administrative Agent, BNP Paribas, Citibank N.A., Royal Bank of Canada and Mizuho Bank, Ltd., as Syndication Agents, and the Documentation Agents named therein, filed as Exhibit 10.1 to Form 8-K dated July 2, 2020, is hereby incorporated by reference.

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

First Amendment to the $2,500,000,000 Amended and Restated Three-Year Credit Agreement dated as of July 2, 2020, among International Business Machines Corporation and IBM Credit LLC, as Borrowers, the several lenders from time to time parties to such agreement, JPMorgan Chase Bank, N.A., as Administrative Agent, BNP Paribas, Citibank, N.A., Royal Bank of Canada and Mizuho Bank, Ltd., as Syndication Agents, and the Documentation Agents named therein, filed as Exhibit 10.2 to Form 8-K dated July 2, 2020, is hereby incorporated by reference.

First Amendment to the $10,250,000,000 Amended and Restated Five-Year Credit Agreement dated as of July 2, 2020, among International Business Machines Corporation, as the Borrower, the several lenders from time to time parties to such Agreement, JPMorgan Chase Bank, N.A., as Administrative Agent, BNP Paribas, Citibank, N.A., and Royal Bank of Canada and Mizuho Bank, Ltd., as Syndication Agents, and the Documentation Agents named therein, filed as Exhibit 10.3 to Form 8-K dated July 2, 2020, is hereby incorporated by reference.

(13)	Annual Report to Security Holders**	13
(21)	Subsidiaries of the registrant	21

Reference Number per Item 601 of Regulation S-K	Description of Exhibits	Exhibit Number in this Form 10-K
(23)	Consent of Independent Registered Public Accounting Firm	23.1
(24)	Powers of attorney	24.1
	Resolution of the IBM Board of Directors authorizing execution of this Annual Report on Form 10-K by Powers of Attorney	24.2
(31)	Certification by CEO pursuant to Rule 13A-14(a) or 15D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.1
	Certification by CFO pursuant to Rule 13A-14(a) or 15D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.2
(32)	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.1
	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.2
101.INS	XBRL Instance Document – the instance document does not appear on the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	101
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.	104

*     Management contract or compensatory plan or arrangement.

**   The Performance Graph, set forth on page 141 of IBM’s 2020 Annual Report to Stockholders, is deemed to be furnished but not filed.

Item 16. Form 10-K Summary:

None.

1 of 2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL BUSINESS MACHINES CORPORATION (Registrant)

By:	/s/ ARVIND KRISHNA
Arvind Krishna
Chairman of the Board
and Chief Executive Officer

Date: February 23, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ARVIND KRISHNA	Chairman of the Board, and Chief Executive Officer	February 23, 2021
Arvind Krishna

/s/ JAMES J. KAVANAUGH	Senior Vice President and Chief Financial Officer, Finance and Operations	February 23, 2021
James J. Kavanaugh

/s/ ROBERT F. DEL BENE	Vice President and Controller (Chief Accounting Officer)	February 23, 2021
Robert F. Del Bene

2 of 2

Board of Directors

		By:	/s/ FRANK SEDLARCIK
Frank Sedlarcik
Thomas Buberl	Director		Attorney-in-fact February 23, 2021
Michael L. Eskew	Director
David N. Farr	Director
Alex Gorsky	Director
Michelle Howard	Director
Andrew N. Liveris	Director
F. William McNabb III	Director
Martha E. Pollack	Director
Joseph R. Swedish	Director
Sidney Taurel	Director
Peter R. Voser	Director
Frederick H. Waddell	Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders of

International Business Machines Corporation:

Our audits of the consolidated financial statements referred to in our report dated February 23, 2021 appearing in the 2020 Annual Report to Stockholders of International Business Machines Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

New York, New York

February 23, 2021

SCHEDULE II

INTERNATIONAL BUSINESS MACHINES CORPORATION AND SUBSIDIARY COMPANIES

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

For the Years Ended December 31:

(Dollars in Millions)

Description	Balance at Beginning of Period		Additions/ (Deductions)	Write-offs	Other	Balance at End of Period
Allowance For Credit Losses
2020
—Current	$556	*	$104	$(85)	$23	$597
—Noncurrent	$56	*	$4	$(0)	$(13)	$47
2019
—Current	$591		$99	$(174)	$5	$521
—Noncurrent	$48		$(10)	$(4)	$(1)	$33
2018
—Current	$594		$69	$(62)	$(11)	$591
—Noncurrent	$74		$(3)	$(2)	$(20)	$48
Allowance For Inventory Losses
2020	$490		$135	$(125)	$15	$514
2019	$530		$115	$(166)	$11	$490
2018	$574		$136	$(162)	$(19)	$530
Revenue Based Provisions
2020	$498		$774	$(755)	$4	$522
2019	$500		$823	$(830)	$5	$498
2018	$451		$897	$(828)	$(20)	$500

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