Form 10-Q
period 2021-06-30
INTERNATIONAL BUSINESS MACHINES CORP
filed 2021-07-27
CIK 51143

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JUNE 30, 2021

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

The registrant had 896,320,073 shares of common stock outstanding at June 30, 2021.

Part I - Financial Information

Item 1. Consolidated Financial Statements:

INTERNATIONAL BUSINESS MACHINES CORPORATION

AND SUBSIDIARY COMPANIES

CONSOLIDATED INCOME STATEMENT

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions except per share amounts)	2021	2020	2021	2020
Revenue:
Services	$11,485	$10,937	$22,889	$22,311
Sales	7,018	6,918	13,101	12,813
Financing	242	268	485	570
Total revenue	18,745	18,123	36,474	35,694
Cost:
Services	7,871	7,520	15,646	15,363
Sales	1,694	1,739	3,279	3,363
Financing	176	165	341	345
Total cost	9,741	9,423	19,266	19,071
Gross profit	9,004	8,700	17,208	16,622
Expense and other (income):
Selling, general and administrative	5,334	5,248	10,508	11,203
Research, development and engineering	1,657	1,582	3,286	3,207
Intellectual property and custom development income	(135)	(203)	(282)	(319)
Other (income) and expense	315	179	676	361
Interest expense	281	323	562	649
Total expense and other (income)	7,451	7,129	14,751	15,101
Income from continuing operations before income taxes	1,552	1,571	2,457	1,522
Provision for/(benefit from) income taxes	227	209	177	(1,017)
Income from continuing operations	$1,325	$1,362	$2,281	$2,538
Income/(loss) from discontinued operations, net of tax	—	(1)	(1)	(2)
Net income	$1,325	$1,361	$2,280	$2,536

Earnings/(loss) per share of common stock:
Assuming dilution:
Continuing operations	$1.47	$1.52	$2.52	$2.83
Discontinued operations	—	0.00	0.00	0.00
Total	$1.47	$1.52	$2.52	$2.83
Basic:
Continuing operations	$1.48	$1.53	$2.55	$2.85
Discontinued operations	—	0.00	0.00	0.00
Total	$1.48	$1.53	$2.55	$2.85

Weighted-average number of common shares outstanding: (millions)
Assuming dilution	904.2	894.9	903.0	895.0
Basic	895.0	889.4	894.3	888.7

(Amounts may not add due to rounding.)

(The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION

AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2021	2020	2021	2020
Net income	$1,325	$1,361	$2,280	$2,536
Other comprehensive income/(loss), before tax:
Foreign currency translation adjustments	28	4	577	(915)
Net changes related to available-for-sale securities:
Unrealized gains/(losses) arising during the period	0	1	0	1
Reclassification of (gains)/losses to net income	—	—	—	—
Total net changes related to available-for-sale securities	0	1	0	1
Unrealized gains/(losses) on cash flow hedges:
Unrealized gains/(losses) arising during the period	(34)	(36)	153	(216)
Reclassification of (gains)/losses to net income	90	(59)	251	32
Total unrealized gains/(losses) on cash flow hedges	56	(94)	404	(184)
Retirement-related benefit plans:
Prior service costs/(credits)	0	—	0	(4)
Net (losses)/gains arising during the period	2	57	22	65
Curtailments and settlements	16	13	34	21
Amortization of prior service (credits)/costs	1	0	4	1
Amortization of net (gains)/losses	643	566	1,291	1,136
Total retirement-related benefit plans	661	637	1,350	1,219
Other comprehensive income/(loss), before tax	745	548	2,330	121
Income tax (expense)/benefit related to items of other comprehensive income	(140)	(21)	(645)	(281)
Other comprehensive income/(loss), net of tax	605	527	1,685	(160)
Total comprehensive income	$1,930	$1,888	$3,965	$2,377

(Amounts may not add due to rounding.)

(The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION

AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

ASSETS

	At June 30,	At December 31,
(Dollars in millions)	2021	2020
Assets:
Current assets:
Cash and cash equivalents	$7,350	$13,212
Restricted cash	215	463
Marketable securities	600	600
Notes and accounts receivable — trade (net of allowances of $300 in 2021 and $351 in 2020)	6,827	7,132
Short-term financing receivables (net of allowances of $195 in 2021 and $218 in 2020)	8,194	10,892
Other accounts receivable (net of allowances of $23 in 2021 and $28 in 2020)	802	714
Inventory, at lower of average cost or net realizable value:
Finished goods	213	190
Work in process and raw materials	1,594	1,649
Total inventory	1,807	1,839
Deferred costs	2,211	2,107
Prepaid expenses and other current assets	2,768	2,206
Total current assets	30,774	39,165
Property, plant and equipment	32,575	33,176
Less: Accumulated depreciation	23,152	23,136
Property, plant and equipment — net	9,423	10,040
Operating right-of-use assets — net	4,387	4,686
Long-term financing receivables (net of allowances of $33 in 2021 and $45 in 2020)	5,674	7,086
Prepaid pension assets	8,046	7,610
Deferred costs	2,362	2,449
Deferred taxes	8,954	9,241
Goodwill	61,645	59,617
Intangible assets — net	13,539	13,796
Investments and sundry assets	2,010	2,282
Total assets	$146,814	$155,971

(Amounts may not add due to rounding.)

(The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION

AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEET – (CONTINUED)

(UNAUDITED)

LIABILITIES AND EQUITY

	At June 30,	At December 31,
(Dollars in millions except per share amounts)	2021	2020
Liabilities:
Current liabilities:
Taxes	$2,260	$3,301
Short-term debt	6,442	7,183
Accounts payable	4,214	4,908
Compensation and benefits	3,846	3,440
Deferred income	13,272	12,833
Operating lease liabilities	1,334	1,357
Other accrued expenses and liabilities	5,249	6,847
Total current liabilities	36,616	39,869
Long-term debt	48,735	54,355
Retirement and nonpension postretirement benefit obligations	17,265	18,248
Deferred income	4,113	4,301
Operating lease liabilities	3,278	3,574
Other liabilities	14,741	14,897
Total liabilities	124,747	135,244
Equity:
IBM stockholders’ equity:
Common stock, par value $0.20 per share, and additional paid-in capital	56,912	56,556
Shares authorized: 4,687,500,000
Shares issued: 2021 - 2,246,982,842
2020 - 2,242,969,004
Retained earnings	162,086	162,717
Treasury stock - at cost	(169,404)	(169,339)
Shares: 2021 - 1,350,662,770
2020 - 1,350,315,580
Accumulated other comprehensive income/(loss)	(27,652)	(29,337)
Total IBM stockholders’ equity	21,942	20,597
Noncontrolling interests	125	129
Total equity	22,067	20,727
Total liabilities and equity	$146,814	$155,971

(Amounts may not add due to rounding.)

(The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION

AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
(Dollars in millions)	2021	2020
Cash flows from operating activities:
Net income	$2,280	$2,536
Adjustments to reconcile net income to cash provided by operating activities
Depreciation	2,102	2,068
Amortization of intangibles	1,250	1,245
Stock-based compensation	457	436
Net (gain)/loss on asset sales and other	(144)	161
Changes in operating assets and liabilities, net of acquisitions/divestitures	1,594	1,606
Net cash provided by operating activities	7,539	8,052

Cash flows from investing activities:
Payments for property, plant and equipment	(1,054)	(1,215)
Proceeds from disposition of property, plant and equipment	215	82
Investment in software	(379)	(301)
Acquisition of businesses, net of cash acquired	(2,866)	(19)
Divestitures of businesses, net of cash transferred	(25)	757
Non-operating finance receivables — net	16	95
Purchases of marketable securities and other investments	(1,890)	(3,478)
Proceeds from disposition of marketable securities and other investments	1,312	1,942
Net cash provided by/(used in) investing activities	(4,671)	(2,138)

Cash flows from financing activities:
Proceeds from new debt	243	10,190
Payments to settle debt	(5,974)	(8,423)
Short-term borrowings/(repayments) less than 90 days — net	(68)	(449)
Common stock repurchases for tax withholdings	(234)	(211)
Financing — other	44	43
Cash dividends paid	(2,924)	(2,890)
Net cash provided by/(used in) financing activities	(8,914)	(1,739)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(65)	(301)
Net change in cash, cash equivalents and restricted cash	(6,110)	3,874

Cash, cash equivalents and restricted cash at January 1	13,675	8,314
Cash, cash equivalents and restricted cash at June 30	$7,565	$12,188

(Amounts may not add due to rounding.)

(The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION

AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF EQUITY

(UNAUDITED)

	Common
	Stock and			Accumulated
	Additional			Other	Total IBM	Non-
	Paid-in	Retained	Treasury	Comprehensive	Stockholders’	Controlling	Total
(Dollars in millions except per share amounts)	Capital	Earnings	Stock	Income/(Loss)	Equity	Interests	Equity
Equity - April 1, 2021	$56,788	$162,218	$(169,360)	$(28,257)	$21,389	$124	$21,513
Net income plus other comprehensive income/(loss):
Net income		1,325			1,325		1,325
Other comprehensive income/(loss)				605	605		605
Total comprehensive income/(loss)					$1,930		$1,930
Cash dividends paid — common stock ($1.64 per share)		(1,467)			(1,467)		(1,467)
Common stock issued under employee plans (2,967,655 shares)	124				124		124
Purchases (1,334,081 shares) and sales (1,163,671 shares) of treasury stock under employee plans — net		11	(44)		(33)		(33)
Changes in noncontrolling interests						1	1
Equity – June 30, 2021	$56,912	$162,086	$(169,404)	$(27,652)	$21,942	$125	$22,067

	Common
	Stock and			Accumulated
	Additional			Other	Total IBM	Non-
	Paid-in	Retained	Treasury	Comprehensive	Stockholders’	Controlling	Total
(Dollars in millions except per share amounts)	Capital	Earnings	Stock	Income/(Loss)	Equity	Interests	Equity
Equity - April 1, 2020	$56,092	$162,626	$(169,437)	$(29,283)	$19,999	$129	$20,128
Net income plus other comprehensive income/(loss):
Net income		1,361			1,361		1,361
Other comprehensive income/(loss)				527	527		527
Total comprehensive income/(loss)					$1,888		$1,888
Cash dividends paid — common stock ($1.63 per share)		(1,450)			(1,450)		(1,450)
Common stock issued under employee plans (2,296,269 shares)	42				42		42
Purchases (1,311,046 shares) and sales (1,701,568 shares) of treasury stock under employee plans — net		22	50		72		72
Changes in noncontrolling interests						8	8
Equity - June 30, 2020	$56,135	$162,559	$(169,386)	$(28,757)	$20,551	$137	$20,688

(Amounts may not add due to rounding.)

(The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION

AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF EQUITY – (CONTINUED)

(UNAUDITED)

	Common
	Stock and			Accumulated
	Additional			Other	Total IBM	Non-
	Paid-in	Retained	Treasury	Comprehensive	Stockholders’	Controlling	Total
(Dollars in millions except per share amounts)	Capital	Earnings	Stock	Income/(Loss)	Equity	Interests	Equity
Equity - January 1, 2021	$56,556	$162,717	$(169,339)	$(29,337)	$20,597	$129	$20,727
Net income plus other comprehensive income/(loss):
Net income		2,280			2,280		2,280
Other comprehensive income/(loss)				1,685	1,685		1,685
Total comprehensive income/(loss)					$3,965		$3,965
Cash dividends paid — common stock ($3.27 per share)		(2,924)			(2,924)		(2,924)
Common stock issued under employee plans (4,013,839 shares)	355				355		355
Purchases (1,673,587 shares) and sales (1,326,397 shares) of treasury stock under employee plans — net		13	(65)		(51)		(51)
Changes in noncontrolling interests						(4)	(4)
Equity - June 30, 2021	$56,912	$162,086	$(169,404)	$(27,652)	$21,942	$125	$22,067

	Common
	Stock and			Accumulated
	Additional			Other	Total IBM	Non-
	Paid-in	Retained	Treasury	Comprehensive	Stockholders’	Controlling	Total
(Dollars in millions except per share amounts)	Capital	Earnings	Stock	Income/(Loss)	Equity	Interests	Equity
Equity - January 1, 2020	$55,895	$162,954	$(169,413)	$(28,597)	$20,841	$144	$20,985
Cumulative effect of change in accounting principle*		(66)			(66)		(66)
Net income plus other comprehensive income/(loss):
Net income		2,536			2,536		2,536
Other comprehensive income/(loss)				(160)	(160)		(160)
Total comprehensive income/(loss)					$2,377		$2,377
Cash dividends paid — common stock ($3.25 per share)		(2,890)			(2,890)		(2,890)
Common stock issued under employee plans (3,231,755 shares)	239				239		239
Purchases (1,621,500 shares) and sales (1,858,039 shares) of treasury stock under employee plans — net		24	26		50		50
Changes in noncontrolling interests						(7)	(7)
Equity - June 30, 2020	$56,135	$162,559	$(169,386)	$(28,757)	$20,551	$137	$20,688

* Reflects the adoption of the FASB guidance on current expected credit losses. Refer to note 2, “Accounting Changes.”

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

On October 8, 2020, the company announced that it will separate the managed infrastructure services unit of its Global Technology Services (GTS) segment into a new public company. The managed infrastructure services unit is comprised of outsourcing and other infrastructure modernization and management services. The new company will be named Kyndryl. The separation is expected to be achieved through a U.S. federal tax-free spin-off to IBM shareholders and completed by the end of 2021. It will be subject to customary market, regulatory and other closing conditions, including final IBM Board of Directors’ approval. The announcement did not have any classification impact to the company’s Consolidated Financial Statements or segment reporting. IBM will report Kyndryl as discontinued operations after separation.

For the three and six months ended June 30, 2021, the company reported a provision for income taxes of $227 million and $177 million, respectively. The company reported a tax benefit in the first quarter of 2021 which was primarily driven by the resolution of certain tax audit matters. For the three and six months ended June 30, 2020, the company reported a provision for income taxes of $209 million and a benefit from income taxes of $1,017 million, respectively. The tax benefit was primarily related to the tax impacts of an intra-entity sale of certain of the company’s intellectual property in the first quarter of 2020.

Noncontrolling interest amounts of $6.5 million and $6.8 million, net of tax, for the three months ended June 30, 2021 and 2020, respectively, and $14.1 million and $11.3 million, net of tax, for the six months ended June 30, 2021 and 2020, respectively, are included as a reduction within other (income) and expense in the Consolidated Income Statement.

Interim results are not necessarily indicative of financial results for a full year. The information included in this Form 10-Q should be read in conjunction with the company’s 2020 Annual Report.

Within the financial statements and tables presented, certain columns and rows may not add due to the use of rounded numbers for disclosure purposes. Percentages presented are calculated from the underlying whole-dollar amounts. Certain prior-period amounts have been reclassified to conform to the current-period presentation. This is annotated where applicable.

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

Notes to Consolidated Financial Statements — (continued)

Effective Date and Adoption Considerations–The guidance was effective January 1, 2021 and early adoption was permitted. The company adopted the guidance on a prospective basis as of the effective date.

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

Effective Date and Adoption Considerations–The guidance is effective as of March 12, 2020 through December 31, 2022.

Effect on Financial Statements or Other Significant Matters–The company made a policy election in the first quarter of 2020 to adopt the practical expedient which allows for the continuation of fair value hedge accounting for interest rate derivative contracts upon the transition from LIBOR to Secured Overnight Financing Rate (SOFR) or another reference rate alternative, without any impact to the Consolidated Income Statement. The company has evaluated the replacement of the LIBOR benchmark on its interest rate risk management activities and does not expect it to have a material impact in the consolidated financial results.

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

Notes to Consolidated Financial Statements — (continued)

3. Revenue Recognition:

Disaggregation of Revenue

The following tables provide details of revenue by major products/service offerings and by geography.

Revenue by Major Products/Service Offerings

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2021	2020	2021	2020
Cloud & Data Platforms	$3,120	$2,797	$5,986	$5,333
Cognitive Applications	1,391	1,246	2,624	2,428
Transaction Processing Platforms	1,587	1,706	2,925	3,226
Total Cloud & Cognitive Software	$6,098	$5,748	$11,534	$10,987
Consulting	2,236	1,936	4,425	4,007
Application Management	1,821	1,734	3,591	3,573
Global Process Services	284	221	559	447
Total Global Business Services	$4,341	$3,890	$8,575	$8,027
Infrastructure & Cloud Services	4,836	4,813	9,689	9,729
Technology Support Services	1,506	1,503	3,023	3,054
Total Global Technology Services	$6,342	$6,316	$12,712	$12,783
Systems Hardware	1,384	1,488	2,498	2,484
Operating Systems Software	333	365	646	736
Total Systems	$1,717	$1,852	$3,144	$3,220
Global Financing*	242	265	482	564
Other	5	50	28	113
Total revenue	$18,745	$18,123	$36,474	$35,694

* Contains lease and loan/working capital financing arrangements which are not subject to the guidance on revenue from contracts with customers.

Revenue by Geography

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2021	2020	2021	2020
Americas	$8,820	$8,450	$16,999	$16,617
Europe/Middle East/Africa	6,038	5,695	11,679	11,212
Asia Pacific	3,887	3,977	7,797	7,865
Total	$18,745	$18,123	$36,474	$35,694

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

Notes to Consolidated Financial Statements — (continued)

At June 30, 2021, the aggregate amount of the transaction price allocated to RPO related to customer contracts that are unsatisfied or partially unsatisfied was $115 billion. Approximately 60 percent of the amount is expected to be recognized as revenue in the subsequent two years, approximately 30 percent in the subsequent three to five years and the balance (mostly Infrastructure & Cloud Services) thereafter.

Revenue Recognized for Performance Obligations Satisfied (or Partially Satisfied) in Prior Periods

For the three and six months ended June 30, 2021, revenue was reduced by $34 million and $47 million, respectively, for performance obligations satisfied (or partially satisfied) in previous periods mainly due to changes in estimates on contracts with cost-to-cost measures of progress.

Reconciliation of Contract Balances

The following table provides information about notes and accounts receivable–trade, contract assets and deferred income balances:

	At June 30,	At December 31,
(Dollars in millions)	2021	2020
Notes and accounts receivable–trade (net of allowances of $300 in 2021 and $351 in 2020)	$6,827	$7,132
Contract assets*	547	497
Deferred income (current)	13,272	12,833
Deferred income (noncurrent)	4,113	4,301

* Included within prepaid expenses and other current assets in the Consolidated Balance Sheet.

The amount of revenue recognized during the three and six months ended June 30, 2021 that was included within the deferred income balance at March 31, 2021 and December 31, 2020 was $4.9 billion and $7.2 billion, respectively, and was primarily related to services and software.

The following table provides roll forwards of the notes and accounts receivable–trade allowance for expected credit losses for the six months ended June 30, 2021 and the year ended December 31, 2020:

(Dollars in millions)
January 1, 2021	Additions / (Releases)	Write-offs	Other*	June 30, 2021
$351	$(37)	$(15)	$1	$300

January 1, 2020	Additions / (Releases)	Write-offs	Other*	December 31, 2020
$316	$76	$(46)	$5	$351

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

Notes to Consolidated Financial Statements — (continued)

SEGMENT INFORMATION

	Cloud &	Global	Global
	Cognitive	Business	Technology		Global	Total
(Dollars in millions)	Software	Services	Services	Systems	Financing	Segments
For the three months ended June 30, 2021:
External revenue	$6,098	$4,341	$6,342	$1,717	$242	$18,740
Internal revenue	726	58	326	241	260	1,611
Total revenue	$6,824	$4,399	$6,668	$1,958	$502	$20,351
Pre-tax income from continuing operations	$1,720	$371	$381	$176	$246	$2,894
Revenue year-to-year change	5.1%	11.5%	0.7%	(6.4)%	(0.7)%	3.5%
Pre-tax income year-to-year change	0.7%	2.5%	52.3%	(28.8)%	39.3%	5.5%
Pre-tax income margin	25.2%	8.4%	5.7%	9.0%	48.9%	14.2%

For the three months ended June 30, 2020:
External revenue	$5,748	$3,890	$6,316	$1,852	$265	$18,072
Internal revenue	743	55	304	240	241	1,582
Total revenue	$6,491	$3,945	$6,621	$2,092	$506	$19,655
Pre-tax income from continuing operations	$1,708	$362	$250	$248	$176	$2,744
Pre-tax income margin	26.3%	9.2%	3.8%	11.8%	34.9%	14.0%

Reconciliations to IBM as Reported:

(Dollars in millions)
For the three months ended June 30:	2021	2020
Revenue:
Total reportable segments	$20,351	$19,655
Other — divested businesses	0	13
Other revenue	5	37
Eliminations of internal transactions	(1,611)	(1,582)
Total consolidated revenue	$18,745	$18,123

Pre-tax income from continuing operations:
Total reportable segments	$2,894	$2,744
Amortization of acquired intangible assets	(462)	(472)
Acquisition-related (charges)/income	(18)	(1)
Non-operating retirement-related (costs)/income	(328)	(273)
Separation-related charges	(175)	—
Elimination of internal transactions	(139)	(121)
Other — divested businesses	(15)	(22)
Unallocated corporate amounts	(205)	(283)
Total pre-tax income from continuing operations	$1,552	$1,571

Notes to Consolidated Financial Statements — (continued)

SEGMENT INFORMATION

	Cloud &	Global	Global
	Cognitive	Business	Technology		Global	Total
(Dollars in millions)	Software	Services	Services	Systems	Financing	Segments
For the six months ended June 30, 2021:
External revenue	$11,534	$8,575	$12,712	$3,144	$482	$36,447
Internal revenue	1,558	113	639	430	428	3,168
Total revenue	$13,093	$8,688	$13,351	$3,574	$910	$39,615
Pre-tax income from continuing operations	$3,147	$761	$520	$174	$412	$5,015
Revenue year-to-year change	4.4%	6.9%	(0.2)%	(1.0)%	(10.5)%	2.4%
Pre-tax income year-to-year change	19.2%	20.3%	624.6%	466.3%	11.3%	33.9%
Pre-tax income margin	24.0%	8.8%	3.9%	4.9%	45.3%	12.7%

For the six months ended June 30, 2020:
External revenue	$10,987	$8,027	$12,783	$3,220	$564	$35,581
Internal revenue	1,556	101	599	388	453	3,096
Total revenue	$12,543	$8,128	$13,382	$3,608	$1,017	$38,677
Pre-tax income from continuing operations	$2,641	$633	$72	$31	$370	$3,747
Pre-tax income margin	21.1%	7.8%	0.5%	0.9%	36.4%	9.7%

Reconciliations to IBM as Reported:

(Dollars in millions)
For the six months ended June 30:	2021	2020
Revenue:
Total reportable segments	$39,615	$38,677
Other — divested businesses	1	32
Other revenue	27	81
Eliminations of internal transactions	(3,168)	(3,096)
Total consolidated revenue	$36,474	$35,694

Pre-tax income from continuing operations:
Total reportable segments	$5,015	$3,747
Amortization of acquired intangible assets	(914)	(945)
Acquisition-related (charges)/income	(34)	(2)
Non-operating retirement-related (costs)/income	(670)	(538)
Separation-related charges	(236)	—
Eliminations of internal transactions	(212)	(176)
Other — divested businesses	(24)	3
Unallocated corporate amounts	(468)	(568)
Total pre-tax income from continuing operations	$2,457	$1,522

Notes to Consolidated Financial Statements — (continued)

5. Acquisitions & Divestitures:

Acquisitions

Purchase price consideration for all acquisitions was paid primarily in cash. All acquisitions, except as otherwise stated, were for 100 percent of the acquired business and are reported in the Consolidated Statement of Cash Flows, net of acquired cash and cash equivalents.

During the six months ended June 30, 2021, the company completed seven acquisitions at an aggregate cost of $2,940 million. Each acquisition is expected to enhance the company’s portfolio of products and services capabilities and further advance IBM’s hybrid cloud and AI strategy.

Acquisition	Segment	Description of Acquired Business
First Quarter

Nordcloud	Global Business Services	Consulting company providing services in cloud implementation, application transformation and managed services

Taos Mountain, LLC (Taos)	Global Business Services	Leading cloud professional and managed services provider

StackRox	Cloud & Cognitive Software	Innovator in container and Kubernetes-native security
Second Quarter

Turbonomic, Inc. (Turbonomic)	Cloud & Cognitive Software	Application Resource Management and Network Performance Management software provider

ECX Copy Data Management business	Cloud & Cognitive Software	Smart data protection solution
from Catalogic Software, Inc.

Waeg	Global Business Services	Leading Salesforce Consulting Partner

myInvenio	Cloud & Cognitive Software	Process mining software company

On June 16, 2021, the company completed the acquisition of Turbonomic, a privately held company, for cash consideration of $1,834 million of which $120 million was unremitted as of June 30, 2021. Of the amount outstanding, $70 million was recorded as restricted cash in the Consolidated Balance Sheet and is expected to be paid in the third quarter of 2021, with the remaining $50 million expected to be paid by December 31, 2022.

The purchase consideration for the acquisition of Nordcloud includes a fair value estimate of contingent consideration to be paid annually through the first quarter of 2024 upon achieving certain revenue milestones. The annual payments are not expected to be material.

Notes to Consolidated Financial Statements — (continued)

The following table reflects the purchase price related to these acquisitions and the resulting purchase price allocations as of June 30, 2021.

	Amortization		Other
(Dollars in millions)	Life (in years)	Turbonomic	Acquisitions
Current assets		$126	$85
Property, plant and equipment/noncurrent assets		—	5
Intangible assets:
Goodwill	N/A	1,444	833
Client relationships	7	290	144
Completed technology	4-7	117	131
Trademarks	1-7	18	27
Total assets acquired		$1,996	$1,225
Current liabilities		49	52
Noncurrent liabilities		113	67
Total liabilities assumed		$161	$119
Total purchase price		$1,834	$1,105

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

Turbonomic—The overall weighted-average useful life of the identified amortizable intangible assets acquired was 6.9 years. Goodwill of $1,377 million and $67 million was assigned to the Cloud & Cognitive Software and Global Business Services segments, respectively. It is expected that none of the goodwill will be deductible for tax purposes.

Other acquisitions—The overall weighted-average useful life of the identified amortizable intangible assets acquired was 6.4 years. Goodwill of $549 million, $283 million and $2 million was assigned to the Global Business Services, Cloud & Cognitive Software and Global Technology Services segments, respectively. It is expected that approximately ten percent of the goodwill will be deductible for tax purposes.

The identified intangible assets will be amortized on a straight-line basis over their useful lives, which approximates the pattern that the assets’ economic benefits are expected to be consumed over time.

On July 15, 2021, the company announced its intent to acquire Bluetab Solutions Group, S.L. (Bluetab), a privately held IT Services provider serving large corporations in the highly specialized Data Solutions space. The acquisition is expected to close in the third quarter of 2021, subject to customary closing conditions, including regulatory clearance. Upon closing, Bluetab will be integrated into the Global Business Services segment.

Divestitures

In the second quarter of 2021, the Cloud & Cognitive Software segment completed one divestiture. The financial terms related to this transaction were not material.

In the fourth quarter of 2020, the company entered into a definitive agreement to sell certain remaining OEM commercial financing capabilities reported within the Global Financing segment. The financial terms related to this transaction are not material. The transaction is expected to be completed in the second half of 2021.

Notes to Consolidated Financial Statements — (continued)

6. Earnings Per Share of Common Stock:

The following tables provide the computation of basic and diluted earnings per share of common stock for the three and six months ended June 30, 2021 and 2020.

(Dollars in millions except per share amounts)
For the three months ended June 30:	2021	2020
Number of shares on which basic earnings per share is calculated:
Weighted-average shares outstanding during period	895,043,024	889,435,166
Add — Incremental shares under stock-based compensation plans	7,431,661	4,290,365
Add — Incremental shares associated with contingently issuable shares	1,758,754	1,213,549
Number of shares on which diluted earnings per share is calculated	904,233,439	894,939,080

Income from continuing operations	$1,325	$1,362
Income/(loss) from discontinued operations, net of tax	—	(1)
Net income on which basic earnings per share is calculated	$1,325	$1,361

Income from continuing operations	$1,325	$1,362
Net income applicable to contingently issuable shares	—	—
Income from continuing operations on which diluted earnings per share is calculated	$1,325	$1,362
Income/(loss) from discontinued operations, net of tax, on which basic and diluted earnings per share is calculated	—	(1)
Net income on which diluted earnings per share is calculated	$1,325	$1,361

Earnings/(loss) per share of common stock:
Assuming dilution
Continuing operations	$1.47	$1.52
Discontinued operations	—	0.00
Total	$1.47	$1.52
Basic
Continuing operations	$1.48	$1.53
Discontinued operations	—	0.00
Total	$1.48	$1.53

Stock options to purchase 375,990 shares and 1,511,989 shares were outstanding as of June 30, 2021 and 2020, respectively, but were not included in the computation of diluted earnings per share because the exercise price of the options during the respective period was greater than the average market price of the common shares, and, therefore, the effect would have been antidilutive.

Notes to Consolidated Financial Statements — (continued)

(Dollars in millions except per share amounts)
For the six months ended June 30:	2021	2020
Number of shares on which basic earnings per share is calculated:
Weighted-average shares outstanding during period	894,336,970	888,702,256
Add — Incremental shares under stock-based compensation plans	7,027,051	5,015,390
Add — Incremental shares associated with contingently issuable shares	1,625,732	1,271,513
Number of shares on which diluted earnings per share is calculated	902,989,752	894,989,159

Income from continuing operations	$2,281	$2,538
Income/(loss) from discontinued operations, net of tax	(1)	(2)
Net income on which basic earnings per share is calculated	$2,280	$2,536

Income from continuing operations	$2,281	$2,538
Net income applicable to contingently issuable shares	—	(2)
Income from continuing operations on which diluted earnings per share is calculated	$2,281	$2,536
Income/(loss) from discontinued operations, net of tax, on which basic and diluted earnings per share is calculated	(1)	(2)
Net income on which diluted earnings per share is calculated	$2,280	$2,534

Earnings/(loss) per share of common stock:
Assuming dilution
Continuing operations	$2.52	$2.83
Discontinued operations	0.00	0.00
Total	$2.52	$2.83
Basic
Continuing operations	$2.55	$2.85
Discontinued operations	0.00	0.00
Total	$2.55	$2.85

Stock options to purchase 943,438 shares and 1,324,444 shares (average of first and second quarter share amounts) were outstanding as of June 30, 2021 and 2020, respectively, but were not included in the computation of diluted earnings per share because the exercise price of the options during the respective period was greater than the average market price of the common shares, and, therefore, the effect would have been antidilutive.

7. Financial Assets & Liabilities:

Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The company classifies certain assets and liabilities based on the following fair value hierarchy:

●	Level 1–Quoted prices (unadjusted) in active markets for identical assets or liabilities that can be accessed at the measurement date;
●	Level 2–Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly; and
●	Level 3–Unobservable inputs for the asset or liability.

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

The company’s standard practice is to hold all of its debt security investments classified as available-for-sale until maturity. No impairments for credit losses and no material non-credit impairments were recorded for the three and six months ended June 30, 2021 and 2020, respectively.

Certain non-financial assets such as property, plant and equipment, operating right-of-use assets, land, goodwill and intangible assets are also subject to nonrecurring fair value measurements if they are deemed to be impaired. The impairment models used for non-financial assets depend on the type of asset. There were no material impairments of non-financial assets for the three and six months ended June 30, 2021 and 2020, respectively.

Notes to Consolidated Financial Statements — (continued)

The following table presents the company’s financial assets and financial liabilities that are measured at fair value on a recurring basis at June 30, 2021 and December 31, 2020.

	Fair Value
	Hierarchy	At June 30, 2021			At December 31, 2020
(Dollars in millions)	Level	Assets (7)	Liabilities (8)		Assets (7)	Liabilities (8)
Cash equivalents: (1)
Time deposits and certificates of deposit (2)	2	$3,453	$	N/A	$7,668	$	N/A
Money market funds	1	141		N/A	148		N/A
U.S. government securities (2)	2	—		N/A	500		N/A
Total cash equivalents		$3,593	$	N/A	$8,316	$	N/A
Equity investments (3)	1	—		N/A	2		N/A
Debt securities-current (2)(4)	2	600		N/A	600		N/A
Debt securities-noncurrent (2)(5)	2	6		N/A	7		N/A
Derivatives designated as hedging instruments:
Interest rate contracts	2	18		—	100		—
Foreign exchange contracts	2	372		126	111		580
Derivatives not designated as hedging instruments:
Foreign exchange contracts	2	12		13	13		47
Equity contracts (6)	1,2	4		3	12		—
Total		$4,606		$142	$9,161		$627
(1)	Included within cash and cash equivalents in the Consolidated Balance Sheet.
(2)	Available-for-sale debt securities with carrying values that approximate fair value.
(3)	Included within investments and sundry assets in the Consolidated Balance Sheet.
(4)	U.S. treasury bills that are reported within marketable securities in the Consolidated Balance Sheet.
(5)	Primarily includes government debt securities that are reported within investments and sundry assets in the Consolidated Balance Sheet.
(6)	Level 1 includes immaterial amounts related to equity futures contracts.
(7)	The gross balances of derivative assets contained within prepaid expenses and other current assets, and investments and sundry assets in the Consolidated Balance Sheet at June 30, 2021 were $352 million and $55 million, respectively, and at December 31, 2020 were $85 million and $151 million, respectively.
(8)	The gross balances of derivative liabilities contained within other accrued expenses and liabilities, and other liabilities in the Consolidated Balance Sheet at June 30, 2021 were $79 million and $62 million, respectively, and at December 31, 2020 were $587 million and $40 million, respectively.

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

Loans and Long-Term Receivables

Fair values are based on discounted future cash flows using current interest rates offered for similar loans to clients with similar credit ratings for the same remaining maturities. At June 30, 2021 and December 31, 2020, the difference between the carrying amount and estimated fair value for loans and long-term receivables was immaterial. If measured at fair value in the financial statements, these financial instruments would be classified as Level 3 in the fair value hierarchy.

Notes to Consolidated Financial Statements — (continued)

Long-Term Debt

Fair value of publicly traded long-term debt is based on quoted market prices for the identical liability when traded as an asset in an active market. For other long-term debt (including long-term finance lease liabilities) for which a quoted market price is not available, an expected present value technique that uses rates currently available to the company for debt with similar terms and remaining maturities is used to estimate fair value. The carrying amount of long-term debt was $48,735 million and $54,355 million, and the estimated fair value was $54,231 million and $61,598 million at June 30, 2021 and December 31, 2020, respectively. If measured at fair value in the financial statements, long-term debt (including the current portion) would be classified as Level 2 in the fair value hierarchy.

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

A summary of the components of the company’s financing receivables is presented as follows:

	Client Financing Receivables
	Client Loan and	Investment in
	Installment Payment	Sales-Type and	Commercial
(Dollars in millions)	Receivables	Direct Financing	Financing
At June 30, 2021:	(Loans)	Leases	Receivables	Total
Financing receivables, gross	$9,776	$3,576	$1,019	$14,370
Unearned income	(400)	(267)	0	(667)
Residual value*	—	392	—	392
Amortized cost	$9,376	$3,701	$1,019	$14,096
Allowance for credit losses	(151)	(70)	(6)	(228)
Total financing receivables, net	$9,225	$3,631	$1,012	$13,868
Current portion	$5,614	$1,567	$1,012	$8,194
Noncurrent portion	$3,610	$2,064	$—	$5,674

	Client Financing Receivables
	Client Loan and	Investment in
	Installment Payment	Sales-Type and	Commercial
(Dollars in millions)	Receivables	Direct Financing	Financing
At December 31, 2020:	(Loans)	Leases	Receivables	Total
Financing receivables, gross	$12,159	$4,001	$2,419	$18,580
Unearned income	(488)	(335)	0	(823)
Residual value*	—	485	—	485
Amortized cost	$11,671	$4,151	$2,419	$18,242
Allowance for credit losses	(173)	(82)	(8)	(263)
Total financing receivables, net	$11,498	$4,069	$2,411	$17,979
Current portion	$6,955	$1,525	$2,411	$10,892
Noncurrent portion	$4,542	$2,544	$—	$7,086

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

Financing receivables pledged as collateral for nonrecourse borrowings were $366 million and $482 million at June 30, 2021 and December 31, 2020, respectively. These borrowings are included in note 11, “Borrowings.”

Transfer of Financial Assets

For the six months ended June 30, 2021, the company sold $2,091 million of client financing receivables to third parties, consisting of loan and lease receivables of $1,359 million and $732 million, respectively. More than half of the receivables sold were classified as current assets at the time of sale. For the six months ended June 30, 2020, the company sold $711 million of client financing receivables to third parties, consisting of loan and lease receivables of $294 million and $417 million, respectively.

On December 24, 2020, the company entered into an agreement with a third-party investor to sell up to $3,000 million of IBM short-term commercial financing receivables, at any one time, on a revolving basis. The company sold $2,621 million of commercial financing receivables under the agreement for the six months ended June 30, 2021. In addition, the company included $467 million and $383 million of commercial financing receivables classified as held for sale at June 30, 2021 and December 31, 2020, respectively, in short-term financing receivables in the Consolidated Balance Sheet. The carrying value of the receivables classified as held for sale approximates fair value. The company did not have any sales of commercial financing receivables for the six months ended June 30, 2020.

The transfers of these receivables qualified as true sales and therefore reduced financing receivables. The cash proceeds from the sales are included in cash flows from operating activities and the impacts to the Consolidated Income Statement, including fees and net gain or loss associated with the transfers of these receivables for the six months ended June 30, 2021 and June 30, 2020, were not material.

Financing Receivables by Portfolio Segment

The following tables present the amortized cost basis of client financing receivables at June 30, 2021 and December 31, 2020, further segmented by three classes: Americas, Europe/Middle East/Africa (EMEA) and Asia Pacific. The commercial financing receivables portfolio segment is excluded from the tables in the sections below as the receivables are short term in nature and the current estimated risk of loss and resulting impact to the company’s financial results are not material.

Notes to Consolidated Financial Statements — (continued)

(Dollars in millions)
At June 30, 2021:	Americas	EMEA	Asia Pacific	Total
Amortized cost	$6,538	$4,039	$2,500	$13,077
Allowance for credit losses:
Beginning balance at January 1, 2021	$141	$77	$37	$255
Write-offs	$(4)	$(1)	$(7)	$(12)
Recoveries	0	0	1	1
Additions/(releases)	(16)	(2)	(4)	(22)
Other*	1	(2)	0	(1)
Ending balance at June 30, 2021	$122	$73	$26	$221

(Dollars in millions)
At December 31, 2020:	Americas	EMEA	Asia Pacific	Total
Amortized cost	$7,758	$5,023	$3,042	$15,822
Allowance for credit losses:
Beginning balance at January 1, 2020	$142	$69	$41	$252
Write-offs	$(28)	$(3)	$(3)	$(34)
Recoveries	0	0	2	3
Additions/(releases)	33	5	(4)	34
Other*	(6)	6	1	1
Ending balance at December 31, 2020	$141	$77	$37	$255

* Primarily represents translation adjustments.

IBM continues to monitor the global impacts from the COVID-19 pandemic as well as its impact on external economic models. The company’s allowance for credit losses at June 30, 2021 and December 31, 2020 reflects the qualitative process which is described further in note A, “Significant Accounting Policies” in the company’s 2020 Annual Report. Any changes to economic models that occurred after the balance sheet date will be reflected in future periods.

Notes to Consolidated Financial Statements — (continued)

Past Due Financing Receivables

The company summarizes information about the amortized cost basis of client financing receivables, including amortized cost aged over 90 days and still accruing, billed invoices aged over 90 days and still accruing, and amortized cost not accruing.

			Amortized	Billed	Amortized
	Total	Amortized	Cost	Invoices	Cost
(Dollars in millions)	Amortized	Cost	> 90 Days and	> 90 Days and	Not
At June 30, 2021:	Cost	> 90 Days (1)	Accruing (1)	Accruing	Accruing (2)
Americas	$6,538	$343	$251	$9	$95
EMEA	4,039	103	15	4	92
Asia Pacific	2,500	33	10	3	23
Total client financing receivables	$13,077	$479	$276	$16	$210

			Amortized	Billed	Amortized
	Total	Amortized	Cost	Invoices	Cost
(Dollars in millions)	Amortized	Cost	> 90 Days and	> 90 Days and	Not
At December 31, 2020:	Cost	> 90 Days (1)	Accruing (1)	Accruing	Accruing (2)
Americas	$7,758	$295	$200	$12	$96
EMEA	5,023	119	28	5	95
Asia Pacific	3,042	42	12	4	32
Total client financing receivables	$15,822	$456	$241	$20	$223
(1)	At a contract level, which includes total billed and unbilled amounts of financing receivables aged greater than 90 days.
(2)	Of the amortized cost not accruing, there was a related allowance of $167 million and $178 million at June 30, 2021 and December 31, 2020, respectively. Financing income recognized on these receivables was immaterial for the three and six months ended June 30, 2021, respectively.

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

The following tables present the amortized cost basis of client financing receivables by credit quality indicator at June 30, 2021 and December 31, 2020, respectively. Receivables with a credit quality indicator ranging from Aaa to Baa3 are considered investment grade. All others are considered non-investment grade. The credit quality indicators reflect mitigating credit enhancement actions taken by customers which reduces the risk to IBM.

(Dollars in millions)	Americas		EMEA		Asia Pacific
At June 30, 2021:	Aaa – Baa3	Ba1 – D	Aaa – Baa3	Ba1 – D	Aaa – Baa3	Ba1 – D
Vintage year:
2021	$1,339	$757	$664	$607	$428	$167
2020	1,514	668	796	614	549	158
2019	751	360	391	389	421	90
2018	528	227	250	144	317	99
2017	176	91	33	80	131	33
2016 and prior	46	80	24	46	78	29
Total	$4,355	$2,183	$2,159	$1,880	$1,924	$576

Notes to Consolidated Financial Statements — (continued)

(Dollars in millions)	Americas		EMEA		Asia Pacific
At December 31, 2020:	Aaa – Baa3	Ba1 – D	Aaa – Baa3	Ba1 – D	Aaa – Baa3	Ba1 – D
Vintage year:
2020	$2,818	$1,449	$1,513	$1,427	$958	$351
2019	988	623	668	519	564	123
2018	829	360	329	245	419	167
2017	285	154	70	128	205	52
2016	90	52	33	46	114	33
2015 and prior	28	81	22	22	38	18
Total	$5,038	$2,720	$2,635	$2,387	$2,298	$743

Troubled Debt Restructurings

The company did not have any significant troubled debt restructurings during the six months ended June 30, 2021 or for the year ended December 31, 2020.

9. Leases:

Accounting for Leases as a Lessor

The following table presents amounts included in the Consolidated Income Statement related to lessor activity:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2021	2020	2021	2020
Lease income – sales-type and direct financing leases:
Sales-type lease selling price	$394	$368	$757	$579
Less: Carrying value of underlying assets*	103	117	162	194
Gross profit	$291	$251	$595	$385
Interest income on lease receivables	47	65	98	139
Total sales-type and direct financing lease income	$338	$316	$693	$524
Lease income – operating leases	47	68	99	139
Variable lease income	22	27	79	58
Total lease income	$408	$411	$871	$721

* Excludes unguaranteed residual value.

Notes to Consolidated Financial Statements — (continued)

10. Intangible Assets Including Goodwill:

Intangible Assets

The following tables present the company's intangible asset balances by major asset class.

	At June 30, 2021
	Gross Carrying	Accumulated	Net Carrying
(Dollars in millions)	Amount	Amortization	Amount*
Intangible asset class:
Capitalized software	$1,866	$(863)	$1,002
Client relationships	9,183	(2,517)	6,666
Completed technology	6,090	(1,939)	4,151
Patents/trademarks	2,228	(520)	1,708
Other**	56	(43)	12
Total	$19,421	$(5,882)	$13,539

	At December 31, 2020
	Gross Carrying	Accumulated	Net Carrying
(Dollars in millions)	Amount	Amortization	Amount*
Intangible asset class:
Capitalized software	$1,777	$(814)	$963
Client relationships	8,838	(2,056)	6,783
Completed technology	5,957	(1,671)	4,286
Patents/trademarks	2,246	(499)	1,747
Other**	56	(39)	16
Total	$18,874	$(5,079)	$13,796

*  Amounts as of June 30, 2021 and December 31, 2020 included a decrease in net intangible asset balances of $109 million and an increase of $279 million, respectively, due to foreign currency translation.

**	Other intangibles are primarily acquired proprietary and non-proprietary business processes, methodologies and systems.

The net carrying amount of intangible assets decreased $257 million during the first six months of 2021, primarily due to intangible asset amortization, partially offset by additions of acquired intangibles and capitalized software. The aggregate intangible asset amortization expense was $630 million and $1,251 million for the second quarter and first six months of 2021, respectively, compared to $623 million and $1,245 million for the second quarter and first six months of 2020, respectively. In the first six months of 2021, the company retired $420 million of fully amortized intangible assets, impacting both the gross carrying amount and accumulated amortization by this amount.

The future amortization expense relating to intangible assets currently recorded in the Consolidated Balance Sheet was estimated to be the following at June 30, 2021:

	Capitalized	Acquired
(Dollars in millions)	Software	Intangibles	Total
Remainder of 2021	$330	$956	$1,287
2022	418	1,843	2,261
2023	217	1,530	1,748
2024	37	1,481	1,518
2025	—	1,460	1,460
Thereafter	—	5,267	5,267

Notes to Consolidated Financial Statements — (continued)

Goodwill

The changes in the goodwill balances by segment for the six months ended June 30, 2021 and for the year ended December 31, 2020 were as follows:

					Foreign
					Currency
			Purchase		Translation
(Dollars in millions)	Balance	Goodwill	Price		and Other	Balance
Segment	1/1/2021	Additions	Adjustments	Divestitures	Adjustments*	6/30/2021
Cloud & Cognitive Software	$43,934	$1,660	$6	$(2)	$(136)	$45,461
Global Business Services	6,145	616	(11)	—	(43)	6,706
Global Technology Services	7,245	2	—	—	(62)	7,184
Systems	2,293	—	0	—	0	2,293
Total	$59,617	$2,278	$(6)	$(2)	$(242)	$61,645

					Foreign
					Currency
			Purchase		Translation
(Dollars in millions)	Balance	Goodwill	Price		and Other	Balance
Segment	1/1/2020	Additions	Adjustments	Divestitures	Adjustments*	12/31/2020
Cloud & Cognitive Software	$43,037	$362	$(139)	$—	$675	$43,934
Global Business Services	5,775	205	—	—	165	6,145
Global Technology Services	7,141	—	—	—	104	7,245
Systems	2,270	8	—	—	15	2,293
Total	$58,222	$575	$(139)	$—	$960	$59,617

* Primarily driven by foreign currency translation.

There were no goodwill impairment losses recorded during the first six months of 2021 or full-year 2020 and the company has no accumulated impairment losses. Purchase price adjustments recorded in the first six months of 2021 and full-year 2020 were related to acquisitions that were still subject to the measurement period that ends at the earlier of 12 months from the acquisition date or when information becomes available. Net purchase price adjustments recorded in the first six months of 2021 were not material. In full-year 2020, net purchase price adjustments recorded to noncurrent tax assets and liabilities were related to the Red Hat acquisition.

11. Borrowings:

Short-Term Debt

	At June 30,	At December 31,
(Dollars in millions)	2021	2020
Short-term loans	$36	$130
Long-term debt–current maturities	6,406	7,053
Total	$6,442	$7,183

The weighted-average interest rate for short-term loans was 5.1 percent and 5.7 percent at June 30, 2021 and December 31, 2020, respectively.

Notes to Consolidated Financial Statements — (continued)

Long-Term Debt

Pre-Swap Borrowing

		Balance	Balance
(Dollars in millions)	Maturities	6/30/2021	12/31/2020
U.S. dollar debt (weighted-average interest rate at June 30, 2021):*
0.8%	2021	$1,117	$5,499
2.6%	2022	5,696	6,233
3.4%	2023	1,600	2,395
3.3%	2024	5,021	5,029
6.8%	2025	621	631
3.3%	2026	4,505	4,370
3.0%	2027	2,222	2,219
6.5%	2028	313	313
3.5%	2029	3,250	3,250
2.0%	2030	1,350	1,350
5.9%	2032	600	600
8.0%	2038	83	83
4.5%	2039	2,745	2,745
2.9%	2040	650	650
4.0%	2042	1,107	1,107
7.0%	2045	27	27
4.7%	2046	650	650
4.3%	2049	3,000	3,000
3.0%	2050	750	750
7.1%	2096	316	316
		$35,624	$41,218
Other currencies (weighted-average interest rate at June 30, 2021, in parentheses):*
Euro (1.1%)	2021–2040	$17,797	$18,355
Pound sterling (2.6%)	2022	414	411
Japanese yen (0.3%)	2022–2026	1,311	1,409
Other (5.9%)	2021–2025	306	324
		$55,452	$61,718
Finance lease obligations (1.4%)	2021–2030	349	296
		$55,800	$62,013
Less: net unamortized discount		860	875
Less: net unamortized debt issuance costs		142	156
Add: fair value adjustment**		342	426
		$55,140	$61,408
Less: current maturities		6,406	7,053
Total		$48,735	$54,355

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

Pre-swap annual contractual obligations of long-term debt outstanding at June 30, 2021, were as follows:

(Dollars in millions)
At June 30, 2021:	Total
Remainder of 2021	$2,470
2022	6,862
2023	5,016
2024	6,498
2025	4,219
Thereafter	30,734
Total	$55,800

Interest on Debt

(Dollars in millions)
For the six months ended June 30:	2021	2020
Cost of financing	$210	$237
Interest expense	562	649
Interest capitalized	3	5
Total interest paid and accrued	$775	$891

Lines of Credit

On June 22, 2021, the company entered into a new $2.5 billion Three-Year Credit Agreement and $7.5 billion Five-Year Credit Agreement to replace the existing $2.5 billion Three-Year and $10.25 billion Five-Year Credit Agreements. The maturity dates for the new Three-Year and Five-Year Credit Agreements (the Credit Agreements) are June 21, 2024, and June 22, 2026, respectively. The Credit Agreements permit the company and its subsidiary borrowers to borrow up to $10 billion on a revolving basis. In connection with entering into the Credit Agreements, the company also terminated its $2.5 billion 364-Day Credit Agreement scheduled to expire on July 1, 2021. Subject to certain conditions stated in the Credit Agreements, the company may borrow, prepay and re-borrow amounts under the Credit Agreements at any time during the term of such agreements. Funds borrowed may be used for the general corporate purposes of the company.

Notes to Consolidated Financial Statements — (continued)

Interest rates on borrowings under the Credit Agreements will be based on prevailing market interest rates, as further described in the Credit Agreements. The Credit Agreements contain customary representations and warranties, covenants, events of default, and indemnification provisions.

At June 30, 2021, there were no borrowings by the company, or its subsidiaries, under these credit facilities.

12. Commitments:

The company’s extended lines of credit to third-party entities include unused amounts of $1.5 billion and $2.1 billion at June 30, 2021 and December 31, 2020, respectively. A portion of these amounts was available to the company’s business partners to support their working capital needs. In addition, the company has committed to provide future financing to its clients in connection with client purchase agreements for $4.8 billion and $5.2 billion at June 30, 2021 and December 31, 2020, respectively. The company collectively evaluates the allowance for these arrangements using a provision methodology consistent with the portfolio of the commitments. Refer to note A, “Significant Accounting Policies” in the company’s 2020 Annual Report for additional information. The allowance for these commitments is recorded in other liabilities in the Consolidated Balance Sheet and was not material at June 30, 2021.

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

In addition, the company guarantees certain loans and financial commitments. The maximum potential future payment under these financial guarantees and the fair value of these guarantees recognized in the Consolidated Balance Sheet at June 30, 2021 and December 31, 2020 was not material.

Changes in the company’s warranty liability for standard warranties, which are included in other accrued expenses and liabilities and other liabilities in the Consolidated Balance Sheet, and for extended warranty contracts, which are included in deferred income in the Consolidated Balance Sheet, are presented in the following tables.

Notes to Consolidated Financial Statements — (continued)

Standard Warranty Liability

(Dollars in millions)	2021	2020
Balance at January 1	$83	$113
Current period accruals	36	43
Accrual adjustments to reflect actual experience	(2)	(14)
Charges incurred	(45)	(49)
Balance at June 30	$73	$93

Extended Warranty Liability

(Dollars in millions)	2021	2020
Balance at January 1	$425	$477
Revenue deferred for new extended warranty contracts	50	93
Amortization of deferred revenue	(104)	(115)
Other*	(5)	(9)
Balance at June 30	$367	$445
Current portion	$184	$216
Noncurrent portion	$183	$228

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

The company records a provision with respect to a claim, suit, investigation or proceeding when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Any recorded liabilities, including any changes to such liabilities for the quarter ended June 30, 2021 were not material to the Consolidated Financial Statements.

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

Notes to Consolidated Financial Statements — (continued)

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

In December 2017, CIS General Insurance Limited (CISGIL) sued IBM UK regarding a contract entered into by IBM UK and CISGIL in 2015 to implement and operate an IT insurance platform. The contract was terminated by IBM UK in July 2017 for non-payment by CISGIL. CISGIL alleges wrongful termination, breach of contract and breach of warranty. In February 2021, the Technology & Construction Court in London rejected the majority of CISGIL’s claims and ruled in IBM’s favor on its counterclaim. The court’s decision required IBM to pay approximately $20 million in damages, plus interest and litigation costs. CISGIL was granted permission to appeal and the matter is now pending at the Court of Appeal in London.

Notes to Consolidated Financial Statements — (continued)

On June 8, 2021, IBM sued GlobalFoundries U.S. Inc. (GF) in New York State Supreme Court for claims including fraud and breach of contract relating to a long-term strategic relationship between IBM and GF for researching, developing, and manufacturing advanced semiconductor chips for IBM. GF walked away from its obligations and IBM is now suing to recover amounts paid to GF, and other compensatory and punitive damages, totaling more than $1.5 billion.

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

Notes to Consolidated Financial Statements — (continued)

14. Equity Activity:

Reclassifications and Taxes Related to Items of Other Comprehensive Income

(Dollars in millions)	Before Tax	Tax (Expense)/	Net of Tax
For the three months ended June 30, 2021:	Amount	Benefit	Amount
Other comprehensive income/(loss):
Foreign currency translation adjustments	$28	$44	$72
Net changes related to available-for-sale securities:
Unrealized gains/(losses) arising during the period	$0	$0	$0
Reclassification of (gains)/losses to other (income) and expense	—	—	—
Total net changes related to available-for-sale securities	$0	$0	$0
Unrealized gains/(losses) on cash flow hedges:
Unrealized gains/(losses) arising during the period	$(34)	$9	$(26)
Reclassification of (gains)/losses to:
Cost of services	(7)	2	(5)
Cost of sales	10	(3)	8
Cost of financing	6	(1)	4
SG&A expense	16	(4)	12
Other (income) and expense	49	(12)	37
Interest expense	16	(4)	12
Total unrealized gains/(losses) on cash flow hedges	$56	$(14)	$42
Retirement-related benefit plans (1):
Prior service costs/(credits)	$0	$0	$0
Net (losses)/gains arising during the period	2	10	11
Curtailments and settlements	16	(5)	11
Amortization of prior service (credits)/costs	1	1	1
Amortization of net (gains)/losses	643	(175)	467
Total retirement-related benefit plans	$661	$(170)	$491
Other comprehensive income/(loss)	$745	$(140)	$605
(1)	These accumulated other comprehensive income (AOCI) components are included in the computation of net periodic pension cost. Refer to note 17, “Retirement-Related Benefits,” for additional information.

Notes to Consolidated Financial Statements — (continued)

Reclassifications and Taxes Related to Items of Other Comprehensive Income

(Dollars in millions)	Before Tax	Tax (Expense)/	Net of Tax
For the three months ended June 30, 2020:	Amount	Benefit	Amount
Other comprehensive income/(loss):
Foreign currency translation adjustments	$4	$135	$139
Net changes related to available-for-sale securities:
Unrealized gains/(losses) arising during the period	$1	$0	$1
Reclassification of (gains)/losses to other (income) and expense	—	—	—
Total net changes related to available-for-sale securities	$1	$0	$1
Unrealized gains/(losses) on cash flow hedges:
Unrealized gains/(losses) arising during the period	$(36)	$9	$(26)
Reclassification of (gains)/losses to:
Cost of services	1	0	1
Cost of sales	(9)	3	(7)
Cost of financing	7	(2)	5
SG&A expense	(7)	2	(5)
Other (income) and expense	(70)	18	(52)
Interest expense	19	(5)	15
Total unrealized gains/(losses) on cash flow hedges	$(94)	$25	$(70)
Retirement-related benefit plans (1):
Prior service costs/(credits)	$—	$0	$0
Net (losses)/gains arising during the period	57	(22)	35
Curtailments and settlements	13	(4)	9
Amortization of prior service (credits)/costs	0	1	1
Amortization of net (gains)/losses	566	(155)	411
Total retirement-related benefit plans	$637	$(180)	$457
Other comprehensive income/(loss)	$548	$(21)	$527
(1)	These AOCI components are included in the computation of net periodic pension cost. Refer to note 17, “Retirement-Related Benefits,” for additional information.

Notes to Consolidated Financial Statements — (continued)

Reclassifications and Taxes Related to Items of Other Comprehensive Income

(Dollars in millions)	Before Tax	Tax (Expense)/	Net of Tax
For the six months ended June 30, 2021:	Amount	Benefit	Amount
Other comprehensive income/(loss):
Foreign currency translation adjustments	$577	$(184)	$393
Net changes related to available-for-sale securities:
Unrealized gains/(losses) arising during the period	$0	$0	$0
Reclassification of (gains)/losses to other (income) and expense	—	—	—
Total net changes related to available-for-sale securities	$0	$0	$0
Unrealized gains/(losses) on cash flow hedges:
Unrealized gains/(losses) arising during the period	$153	$(39)	$114
Reclassification of (gains)/losses to:
Cost of services	(21)	5	(16)
Cost of sales	32	(8)	24
Cost of financing	12	(3)	9
SG&A expense	31	(8)	23
Other (income) and expense	165	(41)	123
Interest expense	31	(8)	24
Total unrealized gains/(losses) on cash flow hedges	$404	$(102)	$301
Retirement-related benefit plans (1):
Prior service costs/(credits)	$0	$0	$0
Net (losses)/gains arising during the period	22	4	25
Curtailments and settlements	34	(10)	23
Amortization of prior service (credits)/costs	4	0	4
Amortization of net (gains)/losses	1,291	(352)	938
Total retirement-related benefit plans	$1,350	$(359)	$991
Other comprehensive income/(loss)	$2,330	$(645)	$1,685
(1)	These AOCI components are included in the computation of net periodic pension cost. Refer to note 17, “Retirement-Related Benefits,” for additional information.

Notes to Consolidated Financial Statements — (continued)

Reclassifications and Taxes Related to Items of Other Comprehensive Income

(Dollars in millions)	Before Tax	Tax (Expense)/	Net of Tax
For the six months ended June 30, 2020:	Amount	Benefit	Amount
Other comprehensive income/(loss):
Foreign currency translation adjustments	$(915)	$13	$(902)
Net changes related to available-for-sale securities:
Unrealized gains/(losses) arising during the period	$1	$0	$1
Reclassification of (gains)/losses to other (income) and expense	—	—	—
Total net changes related to available-for-sale securities	$1	$0	$1
Unrealized gains/(losses) on cash flow hedges:
Unrealized gains/(losses) arising during the period	$(216)	$55	$(162)
Reclassification of (gains)/losses to:
Cost of services	(9)	2	(6)
Cost of sales	(18)	5	(13)
Cost of financing	15	(4)	11
SG&A expense	(17)	4	(13)
Other (income) and expense	19	(5)	15
Interest expense	41	(10)	31
Total unrealized gains/(losses) on cash flow hedges	$(184)	$47	$(137)
Retirement-related benefit plans (1):
Prior service costs/(credits)	$(4)	$1	$(3)
Net (losses)/gains arising during the period	65	(24)	41
Curtailments and settlements	21	(6)	15
Amortization of prior service (credits)/costs	1	1	2
Amortization of net (gains)/losses	1,136	(312)	824
Total retirement-related benefit plans	$1,219	$(341)	$879
Other comprehensive income/(loss)	$121	$(281)	$(160)
(1)	These AOCI components are included in the computation of net periodic pension cost. Refer to note 17, “Retirement-Related Benefits,” for additional information.

Accumulated Other Comprehensive Income/(Loss) (net of tax)

			Net Change	Net Unrealized
	Net Unrealized	Foreign	Retirement-	Gains/(Losses)	Accumulated
	Gains/(Losses)	Currency	Related	on Available-	Other
	on Cash Flow	Translation	Benefit	For-Sale	Comprehensive
(Dollars in millions)	Hedges	Adjustments*	Plans	Securities	Income/(Loss)
January 1, 2021	$(456)	$(4,665)	$(24,216)	$0	$(29,337)
Other comprehensive income before reclassifications	114	393	25	0	532
Amount reclassified from accumulated other comprehensive income	187	—	966	—	1,153
Total change for the period	$301	$393	$991	$0	$1,685
June 30, 2021	$(155)	$(4,271)	$(23,225)	$(1)	$(27,652)

*  Foreign currency translation adjustments are presented gross except for any associated hedges which are presented net of tax.

Notes to Consolidated Financial Statements — (continued)

			Net Change	Net Unrealized
	Net Unrealized	Foreign	Retirement-	Gains/(Losses)	Accumulated
	Gains/(Losses)	Currency	Related	on Available-	Other
	on Cash Flow	Translation	Benefit	For-Sale	Comprehensive
(Dollars in millions)	Hedges	Adjustments*	Plans	Securities	Income/(Loss)
January 1, 2020	$(179)	$(3,700)	$(24,718)	$0	$(28,597)
Other comprehensive income before reclassifications	(162)	(902)	38	1	(1,025)
Amount reclassified from accumulated other comprehensive income	25	—	841	—	866
Total change for the period	$(137)	$(902)	$879	$1	$(160)
June 30, 2020	$(316)	$(4,602)	$(23,839)	$1	$(28,757)

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

In the Consolidated Balance Sheet, the company does not offset derivative assets against liabilities in master netting arrangements nor does it offset receivables or payables recognized upon payment or receipt of cash collateral against the fair values of the related derivative instruments. No amount was recognized for the right to reclaim cash collateral and $4 million was recognized as the obligation to return cash collateral at June 30, 2021. No amounts were recognized for the right to reclaim or the obligation to return cash collateral at December 31, 2020. The company restricts the use of cash collateral received to rehypothecation, and therefore reports it in restricted cash in the Consolidated Balance Sheet. No amount was rehypothecated at June 30, 2021 and December 31, 2020. Additionally, if derivative exposures covered by a qualifying master netting agreement had been netted in the Consolidated Balance Sheet at June 30, 2021 and December 31, 2020, the total derivative asset and liability positions each would have been reduced by $105 million and $213 million, respectively.

In its hedging programs, the company may use forward contracts, futures contracts, interest-rate swaps, cross-currency swaps, equity swaps, and options depending upon the underlying exposure. The company is not a party to leveraged derivative instruments.

A brief description of the major hedging programs, categorized by underlying risk, follows.

Interest Rate Risk

Fixed and Variable Rate Borrowings

The company issues debt in the global capital markets to fund its operations and financing business. Access to cost-effective financing can result in interest rate mismatches with the underlying assets. To manage these mismatches and to reduce overall interest cost, the company may use interest-rate swaps to convert specific fixed-rate debt issuances into variable-rate debt (i.e., fair value hedges) and to convert specific variable-rate debt issuances into fixed-rate debt (i.e., cash flow hedges). At June 30, 2021 and December 31, 2020, the total notional amount of the company’s interest-rate

Notes to Consolidated Financial Statements — (continued)

swaps was $0.4 billion and $3.0 billion, respectively. In the first quarter of 2021, in addition to the scheduled swap maturities, the company terminated $1.25 billion of interest-rate swaps concurrent with the early redemption of the underlying hedged fixed-rate debt. The weighted-average remaining maturity of these instruments at June 30, 2021 and December 31, 2020 was approximately 1.7 years and 1.2 years, respectively. These interest-rate contracts were accounted for as fair value hedges. The company did not have any cash flow hedges relating to this program outstanding at June 30, 2021 and December 31, 2020.

Forecasted Debt Issuance

The company is exposed to interest rate volatility on future debt issuances. To manage this risk, the company may use instruments such as forward starting interest-rate swaps to lock in the rate on the interest payments related to the forecasted debt issuances. There were no instruments outstanding at June 30, 2021 and December 31, 2020.

In connection with cash flow hedges of forecasted interest payments related to the company's borrowings, the company recorded net losses of $166 million and $174 million (before taxes) at June 30, 2021 and December 31, 2020, respectively, in AOCI. The company estimates that $18 million (before taxes) of the deferred net losses on derivatives in AOCI at June 30, 2021 will be reclassified to net income within the next 12 months, providing an offsetting economic impact against the underlying interest payments.

Foreign Exchange Risk

Long-Term Investments in Foreign Subsidiaries (Net Investment)

A large portion of the company’s foreign currency denominated debt portfolio is designated as a hedge of net investment in foreign subsidiaries to reduce the volatility in stockholders’ equity caused by changes in foreign currency exchange rates in the functional currency of major foreign subsidiaries with respect to the U.S. dollar. At June 30, 2021 and December 31, 2020, the carrying value of debt designated as hedging instruments was $15.8 billion and $16.4 billion, respectively. The company also uses cross-currency swaps and foreign exchange forward contracts for this risk management purpose. At June 30, 2021 and December 31, 2020, the total notional amount of derivative instruments designated as net investment hedges was $7.9 billion and $7.2 billion, respectively. At June 30, 2021 and December 31, 2020, the weighted-average remaining maturity of these instruments was approximately 0.1 years and 0.3 years, respectively.

Anticipated Royalties and Cost Transactions

The company’s operations generate significant nonfunctional currency, third-party vendor payments and intercompany payments for royalties and goods and services among the company’s non-U.S. subsidiaries and with the company. In anticipation of these foreign currency cash flows and in view of the volatility of the currency markets, the company selectively employs foreign exchange forward contracts to manage its currency risk. These forward contracts are accounted for as cash flow hedges. The maximum remaining length of time over which the company hedged its exposure is approximately three years. At June 30, 2021 and December 31, 2020, the total notional amount of forward contracts designated as cash flow hedges of forecasted royalty and cost transactions was $7.0 billion and $8.0 billion, respectively. At June 30, 2021 and December 31, 2020, the weighted-average remaining maturity of these instruments was approximately 0.7 years at both periods.

At June 30, 2021 and December 31, 2020, in connection with cash flow hedges of anticipated royalties and cost transactions, the company recorded net gains of $170 million and net losses of $192 million (before taxes), respectively, in AOCI. The company estimates that $94 million (before taxes) of deferred net gains on derivatives in AOCI at June 30, 2021 will be reclassified to net income within the next 12 months, providing an offsetting economic impact against the underlying anticipated transactions.

Notes to Consolidated Financial Statements — (continued)

Foreign Currency Denominated Borrowings

The company is exposed to exchange rate volatility on foreign currency denominated debt. To manage this risk, the company employs cross-currency swaps to convert fixed-rate foreign currency denominated debt to fixed-rate debt denominated in the functional currency of the borrowing entity. These swaps are accounted for as cash flow hedges. At June 30, 2021, the maximum length of time remaining over which the company hedged its exposure is approximately seven years. At June 30, 2021 and December 31, 2020, the total notional amount of cross-currency swaps designated as cash flow hedges of foreign currency denominated debt was $1.5 billion at both periods.

In connection with cash flow hedges of foreign currency denominated borrowings, the company recorded net losses of $203 million and $236 million (before taxes) at June 30, 2021 and December 31, 2020, respectively, in AOCI. The company estimates that $25 million (before taxes) of deferred net losses on derivatives in AOCI at June 30, 2021 will be reclassified to net income within the next 12 months, providing an offsetting economic impact against the underlying exposure.

Subsidiary Cash and Foreign Currency Asset/Liability Management

The company uses its Global Treasury Centers to manage the cash of its subsidiaries. These centers principally use currency swaps to convert cash flows in a cost-effective manner. In addition, the company uses foreign exchange forward contracts to economically hedge, on a net basis, the foreign currency exposure of a portion of the company’s nonfunctional currency assets and liabilities. The terms of these forward and swap contracts are generally less than one year. The changes in the fair values of these contracts and of the underlying hedged exposures are generally offsetting and are recorded in other (income) and expense in the Consolidated Income Statement. At June 30, 2021 and December 31, 2020, the total notional amount of derivative instruments in economic hedges of foreign currency exposure was $4.9 billion and $6.8 billion, respectively.

Equity Risk Management

The company is exposed to market price changes in certain broad market indices and in the company’s own stock primarily related to certain obligations to employees. Changes in the overall value of these employee compensation obligations are recorded in SG&A expense in the Consolidated Income Statement. Although not designated as accounting hedges, the company utilizes derivatives, including equity swaps and futures, to economically hedge the exposures related to its employee compensation obligations. The derivatives are linked to the total return on certain broad market indices or the total return on the company’s common stock, and are recorded at fair value with gains or losses also reported in SG&A expense in the Consolidated Income Statement. At June 30, 2021 and December 31, 2020, the total notional amount of derivative instruments in economic hedges of these compensation obligations was $1.4 billion and $1.3 billion, respectively.

Notes to Consolidated Financial Statements — (continued)

Cumulative Basis Adjustments for Fair Value Hedges

At June 30, 2021 and December 31, 2020, the following amounts were recorded in the Consolidated Balance Sheet related to cumulative basis adjustments for fair value hedges:

	June 30,	December 31,
(Dollars in millions)	2021	2020
Short-term debt:
Carrying amount of the hedged item	$—	$(1,302)
Cumulative hedging adjustments included in the carrying amount — assets/(liabilities)	—	(2)
Long-term debt:
Carrying amount of the hedged item	$(767)	$(2,097)
Cumulative hedging adjustments included in the carrying amount — assets/(liabilities)*	(342)	(424)

* Includes ($327) million and ($353) million of hedging adjustments on discontinued hedging relationships at June 30, 2021 and December 31, 2020, respectively.

The Effect of Derivative Instruments in the Consolidated Income Statement

The total amounts of income and expense line items presented in the Consolidated Income Statement in which the effects of fair value hedges, cash flow hedges, net investment hedges and derivatives not designated as hedging instruments are recorded and the total effect of hedge activity on these income and expense line items are as follows:

			Gains/(Losses) of
(Dollars in millions)	Total		Total Hedge Activity
For the three months ended June 30:	2021	2020	2021	2020
Cost of services	$7,871	$7,520	$7	$(1)
Cost of sales	1,694	1,739	(10)	9
Cost of financing	176	165	0	2
SG&A expense	5,334	5,248	67	157
Other (income) and expense	315	179	(79)	92
Interest expense	281	323	(1)	7

Notes to Consolidated Financial Statements — (continued)

	Gain (Loss) Recognized in Consolidated Income Statement
	Consolidated	Recognized on		Attributable to Risk
(Dollars in millions)	Income Statement	Derivatives		Being Hedged (2)
For the three months ended June 30:	Line Item	2021	2020	2021	2020
Derivative instruments in fair value hedges (1):
Interest rate contracts	Cost of financing	$0	$3	$4	$3
	Interest expense	0	8	11	8
Derivative instruments not designated as hedging instruments:
Foreign exchange contracts	Other (income) and expense	(30)	22	N/A	N/A
Equity contracts	SG&A expense	83	150	N/A	N/A
Total		$54	$183	$15	$11

	Gain (Loss) Recognized in Consolidated Income Statement and Other Comprehensive Income
(Dollars in millions)			Consolidated	Reclassified		Amounts Excluded from
For the three months	Recognized in OCI		Income Statement	from AOCI		Effectiveness Testing (3)
ended June 30:	2021	2020	Line Item	2021	2020	2021	2020
Derivative instruments in cash flow hedges:
Interest rate contracts	$—	$—	Cost of financing	$(1)	$(1)	$—	$—
			Interest expense	(3)	(3)	—	—
Foreign exchange contracts	(34)	(36)	Cost of services	7	(1)	—	—
			Cost of sales	(10)	9	—	—
			Cost of financing	(5)	(6)	—	—
			SG&A expense	(16)	7	—	—
			Other (income) and expense	(49)	70	—	—
			Interest expense	(12)	(16)	—	—
Instruments in net investment hedges (4):
Foreign exchange contracts	(177)	(535)	Cost of financing	—	—	1	4
			Interest expense	—	—	4	10
Total	$(211)	$(571)		$(90)	$59	$5	$14
(1)	The amount includes changes in clean fair values of the derivative instruments in fair value hedging relationships and the periodic accrual for coupon payments required under these derivative contracts.
(2)	The amount includes basis adjustments to the carrying value of the hedged item recorded during the period and amortization of basis adjustments recorded on de-designated hedging relationships during the period.
(3)	The company’s policy is to recognize all fair value changes in amounts excluded from effectiveness testing in net income each period.
(4)	Instruments in net investment hedges include derivative and non-derivative instruments with the amounts recognized in OCI providing an offset to the translation of foreign subsidiaries.

N/A - not applicable

			Gains/(Losses) of
(Dollars in millions)	Total		Total Hedge Activity
For the six months ended June 30:	2021	2020	2021	2020
Cost of services	$15,646	$15,363	$21	$9
Cost of sales	3,279	3,363	(32)	18
Cost of financing	341	345	2	6
SG&A expense	10,508	11,203	101	(34)
Other (income) and expense	676	361	(239)	(9)
Interest expense	562	649	4	16

Notes to Consolidated Financial Statements — (continued)

	Gain (Loss) Recognized in Consolidated Income Statement
	Consolidated	Recognized on		Attributable to Risk
(Dollars in millions)	Income Statement	Derivatives		Being Hedged (2)
For the six months ended June 30:	Line Item	2021	2020	2021	2020
Derivative instruments in fair value hedges (1):
Interest rate contracts	Cost of financing	$0	$21	$11	$(11)
	Interest expense	(1)	56	29	(29)
Derivative instruments not designated as hedging instruments:
Foreign exchange contracts	Other (income) and expense	(74)	10	N/A	N/A
Equity contracts	SG&A expense	133	(51)	N/A	N/A
Total		$57	$37	$40	$(39)

	Gain (Loss) Recognized in Consolidated Income Statement and Other Comprehensive Income
(Dollars in millions)			Consolidated	Reclassified		Amounts Excluded from
For the six months	Recognized in OCI		Income Statement	from AOCI		Effectiveness Testing (3)
ended June 30:	2021	2020	Line Item	2021	2020	2021	2020
Derivative instruments in cash flow hedges:
Interest rate contracts	$—	$—	Cost of financing	$(2)	$(2)	$—	$—
			Interest expense	(6)	(6)	—	—
Foreign exchange contracts	153	(216)	Cost of services	21	9	—	—
			Cost of sales	(32)	18	—	—
			Cost of financing	(9)	(13)	—	—
			SG&A expense	(31)	17	—	—
			Other (income) and expense	(165)	(19)	—	—
			Interest expense	(25)	(35)	—	—
Instruments in net investment hedges (4):
Foreign exchange contracts	730	(50)	Cost of financing	—	—	3	11
			Interest expense	—	—	8	30
Total	$883	$(266)		$(251)	$(32)	$11	$41
(1)	The amount includes changes in clean fair values of the derivative instruments in fair value hedging relationships and the periodic accrual for coupon payments required under these derivative contracts.
(2)	The amount includes basis adjustments to the carrying value of the hedged item recorded during the period and amortization of basis adjustments recorded on de-designated hedging relationships during the period.
(3)	The company’s policy is to recognize all fair value changes in amounts excluded from effectiveness testing in net income each period.
(4)	Instruments in net investment hedges include derivative and non-derivative instruments with the amounts recognized in OCI providing an offset to the translation of foreign subsidiaries.

N/A - not applicable

For the three and six months ended June 30, 2021 and 2020, there were no material gains or losses excluded from the assessment of hedge effectiveness (for fair value or cash flow hedges), or associated with an underlying exposure that did not or was not expected to occur (for cash flow hedges); nor are there any anticipated in the normal course of business.

Notes to Consolidated Financial Statements — (continued)

16. Stock-Based Compensation:

Stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized over the employee requisite service period. The following table presents total stock-based compensation cost included in income from continuing operations.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2021	2020	2021	2020
Cost	$41	$40	$82	$67
Selling, general and administrative	152	155	275	272
Research, development and engineering	50	52	99	97
Pre-tax stock-based compensation cost	$243	$247	$457	$436
Income tax benefits	(69)	(52)	(121)	(96)
Total net stock-based compensation cost	$175	$196	$336	$340

Pre-tax stock-based compensation cost for the three months ended June 30, 2021 decreased $4 million compared to the corresponding period in the prior year. This was primarily due to decreases from performance share units ($8 million), partially offset by increases from restricted stock units ($3 million).

Pre-tax stock-based compensation cost for the six months ended June 30, 2021 increased $21 million compared to the corresponding period in the prior year. This was primarily due to increases related to restricted stock units ($10 million) and performance share units ($9 million).

Total unrecognized compensation cost related to non-vested awards at June 30, 2021 was $1.5 billion and is expected to be recognized over a weighted-average period of approximately 2.3 years.

Capitalized stock-based compensation cost was not material at June 30, 2021 and 2020.

17. Retirement-Related Benefits:

The company offers defined benefit pension plans, defined contribution pension plans, as well as nonpension postretirement plans primarily consisting of retiree medical benefits. The following tables provide the pre-tax cost for all retirement-related plans.

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended June 30:	2021	2020	Change
Retirement-related plans — cost:
Defined benefit and contribution pension plans — cost	$653	$596	9.6%
Nonpension postretirement plans — cost	45	50	(10.4)
Total	$698	$645	8.1%

			Yr. to Yr.
(Dollars in millions)			Percent
For the six months ended June 30:	2021	2020	Change
Retirement-related plans — cost:
Defined benefit and contribution pension plans — cost	$1,325	$1,179	12.4%
Nonpension postretirement plans — cost	89	102	(12.5)
Total	$1,414	$1,281	10.4%

Notes to Consolidated Financial Statements — (continued)

The following tables provide the components of the cost/(income) for the company’s pension plans.

Cost/(Income) of Pension Plans

(Dollars in millions)	U.S. Plans		Non-U.S. Plans
For the three months ended June 30:	2021	2020	2021	2020
Service cost	$—	$—	$95	$95
Interest cost (1)	277	375	112	137
Expected return on plan assets (1)	(451)	(542)	(291)	(311)
Amortization of prior service costs/(credits) (1)	4	4	(4)	(5)
Recognized actuarial losses (1)	249	207	370	340
Curtailments and settlements (1)	—	—	16	13
Multi-employer plans	—	—	7	7
Other costs/(credits) (1)	—	—	3	9
Total net periodic pension (income)/cost of defined benefit plans	$80	$44	$308	$284
Cost of defined contribution plans	151	154	114	113
Total defined benefit and contribution pension plans cost recognized in the Consolidated Income Statement	$231	$198	$422	$397

(Dollars in millions)	U.S. Plans		Non-U.S. Plans
For the six months ended June 30:	2021	2020	2021	2020
Service cost	$—	$—	$187	$190
Interest cost (1)	555	750	223	266
Expected return on plan assets (1)	(901)	(1,084)	(581)	(620)
Amortization of prior service costs/(credits) (1)	8	8	(6)	(9)
Recognized actuarial losses (1)	498	415	745	682
Curtailments and settlements (1)	—	—	34	21
Multi-employer plans	—	—	15	14
Other costs/(credits) (1)	—	—	15	14
Total net periodic pension (income)/cost of defined benefit plans	$160	$89	$630	$559
Cost of defined contribution plans	302	309	234	223
Total defined benefit and contribution pension plans cost recognized in the Consolidated Income Statement	$462	$398	$864	$782

(1) These components of net periodic pension cost are included in other (income) and expense in the Consolidated Income Statement.

Notes to Consolidated Financial Statements — (continued)

The following tables provide the components of the cost for the company’s nonpension postretirement plans.

Cost of Nonpension Postretirement Plans

(Dollars in millions)	U.S. Plan		Non-U.S. Plans
For the three months ended June 30:	2021	2020	2021	2020
Service cost	$2	$2	$1	$1
Interest cost (1)	16	26	8	8
Expected return on plan assets (1)	—	—	(1)	(1)
Amortization of prior service costs/(credits) (1)	1	1	0	0
Recognized actuarial losses (1)	13	7	4	5
Curtailments and settlements (1)	—	—	0	—
Total nonpension postretirement plans cost recognized in the Consolidated Income Statement	$32	$36	$13	$14

(Dollars in millions)	U.S. Plan		Non-U.S. Plans
For the six months ended June 30:	2021	2020	2021	2020
Service cost	$4	$4	$2	$3
Interest cost (1)	32	51	16	18
Expected return on plan assets (1)	—	—	(2)	(2)
Amortization of prior service costs/(credits) (1)	2	2	0	0
Recognized actuarial losses (1)	26	15	8	11
Curtailments and settlements (1)	—	—	0	0
Total nonpension postretirement plans cost recognized in Consolidated Income Statement	$64	$72	$25	$29

(1) These components of net periodic pension cost are included in other (income) and expense in the Consolidated Income Statement.

The company does not anticipate any significant changes to the expected plan contributions in 2021 from the amounts disclosed in the 2020 Annual Report.

The table below includes contributions to the following plans:

(Dollars in millions)	Plan Contributions
For the six months ended June 30:	2021	2020
U.S. nonpension postretirement benefit plan	$191	$200
Non-U.S. DB and multi-employer plans *	46	111
Total plan contributions	$237	$311

* Amounts reported net of refunds.

During the six months ended June 30, 2021 and 2020, the company contributed $235 million and $250 million of U.S. Treasury Securities, respectively, to the non-U.S. DB plans and U.S. nonpension postretirement benefit plans. Additionally, during the six months ended June 30, 2021 and 2020, the company contributed $249 million and $160 million in U.S. Treasury securities, respectively, to the Active Medical Trust. Contributions made with U.S. Treasury securities are considered a non-cash transaction.

18. Subsequent Events:

On July 27, 2021, the company announced that the Board of Directors approved a quarterly dividend of $1.64 per common share. The dividend is payable September 10, 2021 to shareholders of record on August 10, 2021.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

Snapshot

Financial Results Summary — Three Months Ended June 30:

			Yr. to Yr.
			Percent/
(Dollars and shares in millions except per share amounts)			Margin
For the three months ended June 30:	2021	2020	Change
Revenue	$18,745	$18,123	3.4	%*
Gross profit margin	48.0%	48.0%	0.0	pts.
Total expense and other (income)	$7,451	$7,129	4.5%
Income from continuing operations before income taxes	$1,552	$1,571	(1.2)%
Provision for income taxes from continuing operations	$227	$209	8.8%
Income from continuing operations	$1,325	$1,362	(2.7)%
Income from continuing operations margin	7.1%	7.5%	(0.4)	pts.
Net income	$1,325	$1,361	(2.7)%
Earnings per share from continuing operations - assuming dilution	$1.47	$1.52	(3.3)%
Weighted-average shares outstanding - assuming dilution	904.2	894.9	1.0%

* (0.6) percent adjusted for currency; (0.5) percent excluding divested businesses and adjusted for currency.

Organization of Information:

On October 8, 2020, we announced our plan to separate our managed infrastructure services unit of our Global Technology Services (GTS) segment into a new public company. The managed infrastructure services unit is comprised of outsourcing and other infrastructure modernization and management services, and the name of the new company will be Kyndryl. The separation is expected to be achieved through a U.S. federal tax-free spin-off to IBM shareholders and completed by the end of 2021. It will be subject to customary market, regulatory and other closing conditions, including final IBM Board of Directors’ approval. The announcement did not have any classification impact to our Consolidated Financial Statements or segment reporting. We will report Kyndryl as discontinued operations after separation.

Currency:

The references to “adjusted for currency” or “at constant currency” in the Management Discussion do not include operational impacts that could result from fluctuations in foreign currency rates. When we refer to growth rates at constant currency or adjust such growth rates for currency, it is done so that certain financial results can be viewed without the impact of fluctuations in foreign currency exchange rates, thereby facilitating period-to-period comparisons of business performance. Financial results adjusted for currency are calculated by translating current period activity in local currency using the comparable prior-year period’s currency conversion rate. This approach is used for countries where the functional currency is the local currency. Generally, when the dollar either strengthens or weakens against other currencies, the growth at constant currency rates or adjusting for currency will be higher or lower than growth reported at actual exchange rates. Refer to “Currency Rate Fluctuations” for additional information.

Revenue Adjusted for Divested Businesses and Constant Currency:

To provide better transparency on the recurring performance of the ongoing business, the company provides total revenue, geographic revenue and cloud revenue growth rates excluding divested businesses and at constant currency. These divested businesses are included in the category “Other–divested businesses.”

Management Discussion – (continued)

Operating (non-GAAP) Earnings:

In an effort to provide better transparency into the operational results of the business, supplementally, management separates business results into operating and non-operating categories. Operating earnings from continuing operations is a non-GAAP measure that excludes the effects of certain acquisition-related charges, intangible asset amortization, expense resulting from basis differences on equity method investments, retirement-related costs, discontinued operations and certain Kyndryl separation-related charges and their related tax impacts. Due to the unique, non-recurring nature of the enactment of the U.S. Tax Cuts and Jobs Act (U.S. tax reform), management characterizes the one-time provisional charge recorded in the fourth quarter of 2017 and adjustments to that charge as non-operating. Adjustments include true-ups, accounting elections and any changes to regulations, laws, audit adjustments, etc. that affect the recorded one-time charge. Management also characterizes direct and incremental charges incurred to accomplish the Kyndryl separation as non-operating given their unique and non-recurring nature. These charges primarily relate to transaction and third-party support costs, business separation and applicable employee retention fees, pension settlement charges and related tax charges. All other spending for Kyndryl is included in both earnings from continuing operations and in operating (non-GAAP) earnings. For acquisitions, operating (non-GAAP) earnings exclude the amortization of purchased intangible assets and acquisition-related charges such as in-process research and development, transaction costs, applicable retention, restructuring and related expenses, tax charges related to acquisition integration and pre-closing charges, such as financing costs. These charges are excluded as they may be inconsistent in amount and timing from period to period and are significantly impacted by the size, type and frequency of the company’s acquisitions. All other spending for acquired companies is included in both earnings from continuing operations and in operating (non-GAAP) earnings. Throughout the Management Discussion, the impact of acquisitions over the prior 12-month period may be a driver of higher expense year to year. For retirement-related costs, management characterizes certain items as operating and others as non-operating, consistent with GAAP. We include defined benefit plan and nonpension postretirement benefit plan service costs, multi-employer plan costs and the cost of defined contribution plans in operating earnings. Non-operating retirement-related costs include defined benefit plan and nonpension postretirement benefit plan amortization of prior service costs, interest cost, expected return on plan assets, amortized actuarial gains/losses, the impacts of any plan curtailments/settlements and pension insolvency costs and other costs. Non-operating retirement-related costs are primarily related to changes in pension plan assets and liabilities which are tied to financial market performance, and the company considers these costs to be outside of the operational performance of the business.

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

Management Discussion – (continued)

The following table provides the company’s operating (non-GAAP) earnings for the second quarter of 2021 and 2020.

			Yr. to Yr.
(Dollars in millions except per share amounts)			Percent
For the three months ended June 30:	2021	2020	Change
Net income as reported	$1,325	$1,361	(2.7)%
Income/(loss) from discontinued operations, net of tax	—	(1)	(100.0)
Income from continuing operations	$1,325	$1,362	(2.7)%
Non-operating adjustments (net of tax):
Acquisition-related charges	$373	$365	2.0%
Non-operating retirement-related costs/(income)	261	222	17.4
U.S. tax reform impacts	14	—	nm
Separation-related charges	131	—	nm
Operating (non-GAAP) earnings*	$2,103	$1,949	7.9%
Diluted operating (non-GAAP) earnings per share*	$2.33	$2.18	6.9%

* Refer to page 89 for a more detailed reconciliation of net income to operating earnings and operating earnings per share.

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

We expect the rate and pace of recovery from the pandemic to differ by geography and industry. However, the spending environment continues to improve and the economy is reopening in many parts of the world, such as the U.S., Canada and several countries in Western Europe. From an industry standpoint, we have seen meaningful improvement in areas most affected by the pandemic such as travel, transportation, automotive and industrial products.

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

Financial Performance Summary — Three Months Ended June 30:

In the second quarter of 2021, we reported $18.7 billion in revenue, $1.3 billion in income from continuing operations and operating (non-GAAP) earnings of $2.1 billion, resulting in diluted earnings per share from continuing operations of $1.47 as reported and $2.33 on an operating (non-GAAP) basis. We also generated $2.6 billion in cash from operations, $1.0 billion in free cash flow, which includes $0.6 billion of cash impacts from the structural actions initiated in the fourth quarter of 2020 and Kyndryl separation-related charges, and delivered shareholder returns of $1.5 billion through dividends. These results reflect continued progress in our revenue performance, gross profit dollar expansion and our balance sheet and liquidity position remains strong.

Total consolidated revenue increased 3.4 percent as reported but was flat excluding divested businesses and adjusted for currency compared to the prior-year period. With the economy reopening in many parts of the world, the overall spend environment continues to improve, including in some industries that had been most impacted by the pandemic. On a segment basis, Cloud & Cognitive Software increased 6.1 percent as reported and 2 percent adjusted for currency with improvement in year-to-year growth compared to the last quarter. This performance was led by growth across both Cloud & Data Platforms and Cognitive Applications, partially offset by a decline in Transaction Processing Platforms. Cloud & Data Platforms grew 11.5 percent as reported (8 percent adjusted for currency) led by hybrid cloud platform and Cloud Pak growth. Cognitive Applications increased 11.6 percent (8 percent adjusted for currency) led by growth in Security and AI applications. Global Business Services (GBS) increased 11.6 percent as reported (7 percent adjusted for currency) as clients accelerate the rate and pace of their digital transformations. GBS revenue returned to pre-pandemic levels this quarter with growth across all lines of business. GTS increased 0.4 percent as reported but decreased 4 percent adjusted for currency with a modest improvement in year-to-year performance compared to the first quarter of 2021, driven by improving trends in client-based business volumes and project activity. Systems decreased 7.3 percent as reported (10 percent adjusted for currency) reflecting product cycle dynamics across IBM Z, Power and Storage.

Total cloud revenue of $7.0 billion in the second quarter of 2021 grew 13 percent as reported (9 percent adjusted for currency and excluding divested businesses and adjusted for currency). Over the trailing 12 months, total cloud revenue was $27.0 billion, up 15 percent as reported (12 percent adjusted for currency) and 13 percent excluding divested businesses and adjusted for currency.

From a geographic perspective, Americas revenue grew 4.4 percent year to year as reported (3 percent adjusted for currency). Europe/Middle East/Africa (EMEA) increased 6.0 percent as reported but decreased 3 percent adjusted for currency. Asia Pacific declined 2.3 percent year to year as reported (5 percent adjusted for currency).

Total consolidated gross margin of 48.0 percent was flat year to year, while gross profit dollars increased 3.5 percent compared to the prior-year period. The operating (non-GAAP) gross margin of 49.3 percent increased 0.3 points versus the prior-year period reflecting actions taken to streamline and simplify our operating model.

Total expense and other (income) of $7.5 billion increased 4.5 percent in the second quarter of 2021 versus the prior-year period. Our expense dynamics reflect a higher level of investment in innovation, skills and our ecosystem as we execute our hybrid cloud and AI strategy. We are aggressively hiring, scaling our garage footprint, increasing our research spend in areas including quantum, hybrid cloud and AI, and expanding our ecosystem. The year-to-year increase in expense was also driven by the effects of currency, separation-related charges in the current-year period, lower IP income and higher non-operating retirement-related costs, partially offset by a benefit from expected credit loss expense, lower workforce rebalancing charges and lower interest expense in the current-year period. Total operating (non-GAAP) expense and other (income) increased 2.1 percent year to year, driven primarily by the factors above excluding separation-related charges and higher non-operating retirement-related costs.

Management Discussion – (continued)

The pre-tax income from continuing operations of $1.6 billion decreased 1.2 percent year to year, and the pre-tax margin from continuing operations was 8.3 percent, a decrease of 0.4 points. The continuing operations provision for income taxes was $0.2 billion in both the second quarter of 2021 and 2020. Net income from continuing operations of $1.3 billion decreased 2.7 percent, and the net income margin from continuing operations was 7.1 percent, a decrease of 0.4 points year to year.

Operating (non-GAAP) pre-tax income from continuing operations of $2.5 billion increased 9.3 percent year to year and the operating (non-GAAP) pre-tax margin from continuing operations increased 0.7 points to 13.5 percent. The operating (non-GAAP) provision for income taxes was $0.4 billion in both the second quarter of 2021 and 2020. Operating (non-GAAP) income from continuing operations of $2.1 billion increased 7.9 percent with an operating (non-GAAP) income margin from continuing operations of 11.2 percent, up 0.5 points year to year.

Diluted earnings per share from continuing operations of $1.47 in the second quarter of 2021 decreased 3.3 percent and operating (non-GAAP) diluted earnings per share of $2.33 increased 6.9 percent versus the second quarter of 2020. Diluted earnings per share from continuing operations includes impacts related to the amortization of purchased intangibles assets and other acquisition-related charges, retirement-related charges, U.S. tax reform enactment impacts and Kyndryl separation-related charges. The impact of the Kyndryl separation-related charges for second-quarter 2021 was ($0.15) per share.

We generated $2.6 billion in cash flow provided by operating activities, a decrease of $1.0 billion compared to the second quarter of 2020, primarily driven by payroll tax and value-added tax payment deferrals and exemptions of $0.6 billion in the prior year due to tax relief programs related to COVID-19 and a decline from accounts receivable of $0.3 billion. Net cash from operating activities includes approximately $0.5 billion of cash impacts from our structural actions initiated in the fourth quarter of 2020 and Kyndryl separation-related charges. In the second quarter of 2021, investing activities were a net use of cash of $2.7 billion, an increase of $1.4 billion compared to the prior-year period, primarily driven by an increase in cash used for acquisitions. Financing activities were a use of cash of $3.1 billion in the second quarter of 2021 compared to $1.6 billion in the second quarter of 2020. The $1.5 billion change was primarily driven by debt transactions, as we continued to deleverage in accordance with our debt maturity schedules.

Management Discussion – (continued)

Financial Results Summary —Six Months Ended June 30:

			Yr. to Yr.
			Percent/
(Dollars and shares in millions except per share amounts)			Margin
For the six months ended June 30:	2021	2020	Change
Revenue	$36,474	$35,694	2.2	%*
Gross profit margin	47.2%	46.6%	0.6	pts.
Total expense and other (income)	$14,751	$15,101	(2.3)%
Income from continuing operations before income taxes	$2,457	$1,522	61.5%
Provision for/(benefit from) income taxes from continuing operations	$177	$(1,017)	nm
Income from continuing operations	$2,281	$2,538	(10.2)%
Income from continuing operations margin	6.3%	7.1%	(0.9)	pts.
Net income	$2,280	$2,536	(10.1)%
Earnings per share from continuing operations - assuming dilution	$2.52	$2.83	(11.0)%
Weighted-average shares outstanding - assuming dilution	903.0	895.0	0.9%

	At 6/30/2021	At 12/31/2020
Assets	$146,814	$155,971	(5.9)%
Liabilities	$124,747	$135,244	(7.8)%
Equity	$22,067	$20,727	6.5%

* (1.5) percent adjusted for currency; (1.4) percent excluding divested businesses and adjusted for currency.

nm - not meaningful

The following table provides the company’s operating (non-GAAP) earnings for the first six months of 2021 and 2020.

			Yr. to Yr.
(Dollars in millions except per share amounts)			Percent
For the six months ended June 30:	2021	2020	Change
Net income as reported	$2,280	$2,536	(10.1)%
Income/(loss) from discontinued operations, net of tax	(1)	(2)	(67.4)
Income from continuing operations	$2,281	$2,538	(10.2)%
Non-operating adjustments (net of tax):
Acquisition-related charges	$707	$736	(3.9)%
Non-operating retirement-related costs/(income)	542	472	14.8
U.S. tax reform impacts	(6)	(149)	(96.3)
Separation-related charges	177	—	nm
Operating (non-GAAP) earnings*	$3,702	$3,598	2.9%
Diluted operating (non-GAAP) earnings per share*	$4.10	$4.02	2.0%

* Refer to page 90 for a more detailed reconciliation of net income to operating earnings and operating earnings per share.

nm - not meaningful

Financial Performance Summary —Six Months Ended June 30:

In the first six months of 2021, we reported $36.5 billion in revenue, $2.3 billion in income from continuing operations and operating (non-GAAP) earnings of $3.7 billion, resulting in diluted earnings per share from continuing operations of $2.52 as reported and $4.10 on an operating (non-GAAP) basis. We generated $7.5 billion in cash from operations, $2.6 billion in free cash flow and delivered shareholder returns of $2.9 billion through dividends.

Total consolidated revenue increased 2.2 percent as reported but declined 1 percent excluding divested businesses and adjusted for currency. Cloud & Cognitive Software increased 5.0 percent as reported (2 percent adjusted for

Management Discussion – (continued)

currency). Within this segment, Cloud & Data Platforms grew 12.2 percent as reported (9 percent adjusted for currency) with continued solid Red Hat performance led by Red Hat Enterprise Linux (RHEL) and our OpenShift hybrid cloud platform. Cognitive Applications grew 8.1 percent as reported (5 percent adjusted for currency), while Transaction Processing Platforms declined 9.3 percent as reported (13 percent adjusted for currency). GBS increased 6.8 percent as reported (3 percent adjusted for currency) with growth in Consulting and Global Process Services. Application Management increased 0.5 percent as reported, but declined 4 percent adjusted for currency. GTS decreased 0.6 percent as reported (5 percent adjusted for currency) with declines in Infrastructure & Cloud Services and Technology Support Services. Systems decreased 2.4 percent as reported (5 percent adjusted for currency) and was impacted by product cycle dynamics in the current-year period.

Total cloud revenue of $13.5 billion in the first six months of 2021 grew 17 percent as reported (13 percent adjusted for currency and excluding divested businesses and adjusted for currency).

From a geographic perspective, Americas revenue grew 2.3 percent year to year as reported (2 percent adjusted for currency). EMEA increased 4.2 percent as reported but decreased 4 percent adjusted for currency. Asia Pacific declined 0.9 percent year to year as reported (4 percent adjusted for currency).

Total consolidated gross margin of 47.2 percent increased 0.6 points year to year with margin expansion in Cloud & Cognitive Software, GTS, GBS and Systems. Operating (non-GAAP) gross margin of 48.3 percent increased 0.7 points compared to the prior-year period.

Total expense and other (income) decreased 2.3 percent in the first six months of 2021 versus the prior-year period. Our expense reflects the higher level of investment we are making in innovation, skills and our ecosystem, more than offset by lower workforce rebalancing charges, a benefit from expected credit loss expense, lower travel expense and lower interest expense in the current-year period. Expense also reflects an increase from the effects of currency, separation-related charges in the current-year period and higher non-operating retirement-related costs. Total operating (non-GAAP) expense and other (income) decreased 4.9 percent year to year, driven primarily by the factors above excluding the separation-related charges and non-operating retirement-related costs.

Pre-tax income from continuing operations of $2.5 billion increased 61.5 percent compared to the first six months of 2020. The pre-tax margin from continuing operations was 6.7 percent, an increase of 2.5 points versus the prior-year period. In the prior-year period, workforce rebalancing charges were $865 million, compared to $241 million in the current year. The continuing operations provision for income taxes in the first six months of 2021 was $0.2 billion compared to a benefit from income taxes of $1.0 billion in the first six months of 2020. The company reported a tax benefit in the first quarter of 2021, which was primarily driven by the resolution of certain tax audit matters. The prior-year benefit was primarily related to the tax impacts of an intra-entity sale of certain of the company’s intellectual property. Net income from continuing operations of $2.3 billion decreased 10.2 percent, and the net income margin from continuing operations was 6.3 percent, a decrease of 0.9 points year to year.

Operating (non-GAAP) pre-tax income from continuing operations of $4.3 billion increased 43.4 percent year to year and the operating (non-GAAP) pre-tax margin from continuing operations increased 3.4 points to 11.8 percent. These results reflect higher workforce rebalancing charges in 2020 as described above. The operating (non-GAAP) provision for income taxes was $0.6 billion in the first six months of 2021, compared to a benefit from income taxes of $0.6 billion in the first six months of 2020. The prior year operating (non-GAAP) benefit from income taxes was primarily driven by the same factor described above. Operating (non-GAAP) income from continuing operations of $3.7 billion increased 2.9 percent with an operating (non-GAAP) income margin from continuing operations of 10.1 percent.

Diluted earnings per share from continuing operations of $2.52 in the first six months of 2021 decreased 11.0 percent and operating (non-GAAP) diluted earnings per share of $4.10 increased 2.0 percent versus the first six months of 2020. Diluted earnings per share from continuing operations includes impacts related to the amortization of purchased intangibles assets and other acquisition-related charges, retirement-related charges, U.S. tax reform enactment impacts

Management Discussion – (continued)

and Kyndryl separation-related charges. The impact of the Kyndryl separation-related charges for the first six months of 2021 was ($0.20) per share.

In the second quarter, we continued to take actions to further enhance our balance sheet and liquidity position. At June 30, 2021, the balance sheet remained strong with the flexibility to support and invest in the business. Cash and cash equivalents, restricted cash and marketable securities at June 30, 2021 were $8.2 billion, a decrease of $6.1 billion from December 31, 2020, primarily due to debt reduction payments and acquisitions. In line with our overall debt pay down strategy, we have reduced total debt by $6.4 billion from December 31, 2020 and $17.9 billion since the second quarter of 2019 (immediately preceding the Red Hat transaction).

Key drivers in the balance sheet and total cash flows were:

Total assets decreased $9.2 billion ($7.9 billion adjusted for currency) from December 31, 2020 driven by:

•	A decrease in cash and cash equivalents, restricted cash and marketable securities of $6.1 billion ($6.0 billion adjusted for currency); and
•

A decrease in financing receivables of $4.1 billion ($3.9 billion adjusted for currency) primarily as a result of collections of seasonally higher year-end balances and sales of receivables; partially offset by

•An increase in goodwill of $2.0 billion ($2.3 billion adjusted for currency).

Total liabilities decreased $10.5 billion ($8.7 billion adjusted for currency) from December 31, 2020 driven by:

•	A decrease in total debt of $6.4 billion ($5.8 billion adjusted for currency) primarily driven by debt maturities and early retirements of $6.0 billion;
•	A decrease in other accrued expenses and liabilities of $1.6 billion ($1.3 billion adjusted for currency) primarily due to payments of $1.1 billion for workforce rebalancing actions;
•	A decrease in taxes payable of $0.8 billion ($0.7 billion adjusted for currency) primarily driven by tax payments and decline in reserves as a result of the resolution of certain tax audit matters;
•	A decrease in retirement and nonpension postretirement benefit obligations of $1.0 billion ($0.6 billion adjusted for currency); and
•	A decrease in accounts payable of $0.7 billion ($0.6 billion adjusted for currency) reflecting declines from seasonally higher year-end balances.

Total equity of $22.1 billion increased $1.3 billion from December 31, 2020 as a result of:

•Net income of $2.3 billion; and

•	An increase in accumulated other comprehensive income of $1.7 billion primarily due to retirement-related benefit plans and an increase in foreign currency translation gains; partially offset by

•Dividends paid of $2.9 billion.

Management Discussion – (continued)

We generated $7.5 billion in cash flow provided by operating activities, a decrease of $0.5 billion compared to the first six months of 2020. Cash flows from operating activities includes approximately $1.2 billion of cash impacts from our structural actions initiated in the fourth quarter of 2020 and Kyndryl separation-related charges. In the first six months of 2021, investing activities were a net use of cash of $4.7 billion compared to $2.1 billion in the prior-year period. The $2.5 billion increase year to year was driven primarily by an increase in net cash used for acquisitions ($2.8 billion) and a decrease in cash provided by divestitures ($0.8 billion), partially offset by a decrease in cash used for net purchases of marketable securities and other investments ($1.0 billion). Financing activities were a net use of cash of $8.9 billion in the first six months of 2021 compared to $1.7 billion in the prior-year period. The $7.2 billion increase year to year was primarily driven by a decrease in net cash provided by debt transactions with a higher level of net issuances in the prior year.

Management Discussion – (continued)

Second Quarter and First Six Months in Review

Results of Continuing Operations

Segment Details

The following is an analysis of the second quarter and first six months of 2021 versus the second quarter and first six months of 2020 reportable segment external revenue and gross margin results. Segment pre-tax income includes transactions between segments that are intended to reflect an arm’s-length transfer price and excludes certain unallocated corporate items.

					Yr. to Yr.
					Percent
			Yr. to Yr.		Change
(Dollars in millions)			Percent/Margin		Adjusted For
For the three months ended June 30:	2021	2020	Change		Currency
Revenue:
Cloud & Cognitive Software	$6,098	$5,748	6.1%		2.5%
Gross margin	78.1%	77.1%	1.0	pts.
Global Business Services	4,341	3,890	11.6%		7.3%
Gross margin	27.9%	28.4%	(0.6)	pts.
Global Technology Services	6,342	6,316	0.4%		(4.1)%
Gross margin	35.3%	34.2%	1.1	pts.
Systems	1,717	1,852	(7.3)%		(10.2)%
Gross margin	55.1%	57.8%	(2.7)	pts.
Global Financing	242	265	(8.6)%		(11.6)%
Gross margin	27.4%	38.6%	(11.2)	pts.
Other	5	50	(89.6)%		(89.3)%
Gross margin	nm	(338.2)%	nm
Total consolidated revenue	$18,745	$18,123	3.4	%*	(0.6)%
Total consolidated gross profit	$9,004	$8,700	3.5%
Total consolidated gross margin	48.0%	48.0%	0.0	pts.
Non-operating adjustments:
Amortization of acquired intangible assets	180	187	(3.8)%
Separation-related charges	58	—	nm
Operating (non-GAAP) gross profit	$9,242	$8,887	4.0%
Operating (non-GAAP) gross margin	49.3%	49.0%	0.3	pts.

* (0.5) percent excluding divested businesses and adjusted for currency.

nm - not meaningful

Management Discussion – (continued)

					Yr. to Yr.
					Percent
			Yr. to Yr.		Change
(Dollars in millions)			Percent/Margin		Adjusted For
For the six months ended June 30:	2021	2020	Change		Currency
Revenue:
Cloud & Cognitive Software	$11,534	$10,987	5.0%		1.6%
Gross margin	77.1%	76.3%	0.8	pts.
Global Business Services	8,575	8,027	6.8%		2.8%
Gross margin	28.0%	27.8%	0.2	pts.
Global Technology Services	12,712	12,783	(0.6)%		(4.7)%
Gross margin	34.9%	34.1%	0.8	pts.
Systems	3,144	3,220	(2.4)%		(5.0)%
Gross margin	54.8%	54.6%	0.2	pts.
Global Financing	482	564	(14.7)%		(17.1)%
Gross margin	29.7%	39.7%	(10.0)	pts.
Other	28	113	(75.3)%		(75.6)%
Gross margin	nm	(291.7)%	nm
Total consolidated revenue	$36,474	$35,694	2.2	%*	(1.5)%
Total consolidated gross profit	$17,208	$16,622	3.5%
Total consolidated gross margin	47.2%	46.6%	0.6	pts.
Non-operating adjustments:
Amortization of acquired intangible assets	355	375	(5.4)%
Separation-related charges	61	—	nm
Operating (non-GAAP) gross profit	$17,624	$16,998	3.7%
Operating (non-GAAP) gross margin	48.3%	47.6%	0.7	pts.

* (1.4) percent excluding divested businesses and adjusted for currency.

nm - not meaningful

Cloud & Cognitive Software

				Yr. to Yr.
				Percent
			Yr. to Yr.	Change
(Dollars in millions)			Percent	Adjusted For
For the three months ended June 30:	2021	2020	Change	Currency
Cloud & Cognitive Software external revenue:	$6,098	$5,748	6.1%	2.5%
Cloud & Data Platforms	$3,120	$2,797	11.5%	7.9%
Cognitive Applications	1,391	1,246	11.6	8.0
Transaction Processing Platforms	1,587	1,706	(7.0)	(10.5)

				Yr. to Yr.
				Percent
			Yr. to Yr.	Change
(Dollars in millions)			Percent	Adjusted For
For the six months ended June 30:	2021	2020	Change	Currency
Cloud & Cognitive Software external revenue:	$11,534	$10,987	5.0%	1.6%
Cloud & Data Platforms	$5,986	$5,333	12.2%	8.8%
Cognitive Applications	2,624	2,428	8.1	4.9
Transaction Processing Platforms	2,925	3,226	(9.3)	(12.5)

Cloud & Cognitive Software revenue of $6,098 million increased 6.1 percent as reported and 2 percent adjusted for currency in the second quarter of 2021 compared to the prior-year period, led by growth in both Cloud & Data Platforms and Cognitive Applications, partially offset by declines in Transaction Processing Platforms. We continued to have strong subscription and support renewal rates this quarter and our software deferred income increased more than a billion

Management Discussion – (continued)

dollars year to year. For the first six months of 2021, Cloud & Cognitive Software revenue of $11,534 million increased 5.0 percent as reported and 2 percent adjusted for currency driven by the same factors.

In the second quarter, Cloud & Data Platforms revenue of $3,120 million increased 11.5 percent as reported and 8 percent adjusted for currency compared to the prior-year period, led by strength in our hybrid cloud platform and Cloud Paks. In the quarter, both RHEL and OpenShift continued to deliver strong growth and gained share in their respective markets. We now have more than 3,200 clients using our hybrid cloud platform, which is approximately four times the number of clients since we announced the Red Hat acquisition. Cloud Paks continued to resonate with our clients. In the second quarter, we had strength in Cloud Pak for Integration, which delivers rapid and cost-saving solutions for integration development as well as Cloud Pak for Business Automation as clients leveraged AI-powered automation to solve operational challenges. The acquisition of Turbonomic in the second quarter further extends our automation offerings.

Cognitive Applications second-quarter revenue of $1,391 million increased 11.6 percent as reported and 8 percent adjusted for currency compared to the prior-year period. This growth was driven by Security software and services, Maximo asset management, our Weather offerings and Sterling supply chain. With the acceleration of cybersecurity attacks, clients are increasingly looking for modernized security platforms to detect and protect against ransomware and other attacks. This quarter, we had strength in our integrated software and services offerings including Cloud Pak for Security, Data Security and X-Force Security Services. In the area of supply chain, the demand for omnichannel solutions accelerated requirements for Sterling Order Management in industries such as retail.

Transaction Processing Platforms revenue of $1,587 million decreased 7.0 percent as reported and 11 percent adjusted for currency in the second quarter compared to the prior-year period. We provide flexibility to our clients in how they purchase this mission-critical software and since early last year, we are seeing a continued preference for operating expenses over capital expenditures, which has continued to put pressure on perpetual licenses, in favor of more consumption-like models. Our continued strong software renewals this quarter reflect that clients remain committed to our products.

Within Cloud & Cognitive Software, cloud revenue of $2.1 billion grew 29 percent as reported (25 percent adjusted for currency) in the second quarter of 2021 compared to the prior-year period. For the first six months of 2021, cloud revenue of $4.0 billion grew 33 percent as reported (29 percent adjusted for currency) compared to the first six months of the prior year.

			Yr. to Yr.
			Percent/
(Dollars in millions)			Margin
For the three months ended June 30:	2021	2020	Change
Cloud & Cognitive Software:
External gross profit	$4,761	$4,432	7.4%
External gross profit margin	78.1%	77.1%	1.0	pts.
Pre-tax income	$1,720	$1,708	0.7%
Pre-tax margin	25.2%	26.3%	(1.1)	pts.

			Yr. to Yr.
			Percent/
(Dollars in millions)			Margin
For the six months ended June 30:	2021	2020	Change
Cloud & Cognitive Software:
External gross profit	$8,893	$8,384	6.1%
External gross profit margin	77.1%	76.3%	0.8	pts.
Pre-tax income	$3,147	$2,641	19.2%
Pre-tax margin	24.0%	21.1%	3.0	pts.

Management Discussion – (continued)

Cloud & Cognitive Software gross profit margin increased 1.0 points to 78.1 percent in the second quarter of 2021 compared to the prior-year period driven primarily by revenue growth and improvement in services margins, partially offset by the investments we are making in new innovations and our ecosystem. For the first six months of 2021, gross profit margin increased 0.8 points to 77.1 percent, driven primarily by the same factors.

In the second quarter, pre-tax income of $1,720 million increased 0.7 percent and pre-tax margin decreased 1.1 points to 25.2 percent compared to the prior year. The pre-tax income improvement reflects the revenue growth and gross profit margin expansion in the current year. The pre-tax margin decline reflects the investments we are making in new innovations and our ecosystem and higher workforce rebalancing charges year to year, partially offset by the gross margin expansion. For the first six months of 2021, pre-tax income of $3,147 million increased 19.2 percent and pre-tax margin of 24.0 percent increased 3.0 points compared to the prior year, primarily driven by the gross margin expansion and lower workforce rebalancing charges in the current year.

Global Business Services

				Yr. to Yr.
				Percent
			Yr. to Yr.	Change
(Dollars in millions)			Percent	Adjusted For
For the three months ended June 30:	2021	2020	Change	Currency
Global Business Services external revenue:	$4,341	$3,890	11.6%	7.3%
Consulting	$2,236	$1,936	15.5%	11.2%
Application Management	1,821	1,734	5.1	0.7
Global Process Services	284	221	28.4	24.7

				Yr. to Yr.
				Percent
			Yr. to Yr.	Change
(Dollars in millions)			Percent	Adjusted For
For the six months ended June 30:	2021	2020	Change	Currency
Global Business Services external revenue:	$8,575	$8,027	6.8%	2.8%
Consulting	$4,425	$4,007	10.4%	6.4%
Application Management	3,591	3,573	0.5	(3.5)
Global Process Services	559	447	25.0	21.7

Global Business Services revenue of $4,341 million grew 11.6 percent as reported and 7 percent adjusted for currency in the second quarter of 2021 compared to the prior-year period, with growth across all three business units. Our revenue performance reflects the trend that clients are accelerating their rate and pace of digital transformations. Our Red Hat practice had continued strong results with more than 170 Red Hat client engagements added this quarter. We continue to invest in GBS by expanding our skills and investing to integrate and scale our recent acquisitions. For the first six months of 2021, GBS revenue of $8,575 million increased 6.8 percent as reported and 3 percent adjusted for currency reflecting strong year-to-year growth in Consulting and Global Process Services.

In the second-quarter 2021, Consulting revenue of $2,236 million grew 15.5 percent as reported and 11 percent adjusted for currency which reflects the investments we are making in building skills in third-party cloud providers and in expanding our practices with ecosystem partners. Clients are finding value in our differentiated garage methodology to co-create solutions for the majority of our value propositions across Enterprise Resource Planning implementation, Business Process Outsourcing and Application Modernization.

Application Management revenue of $1,821 million increased 5.1 percent as reported and 1 percent adjusted for currency in the second quarter of 2021 compared to the second-quarter 2020 as we continue to transition from managing applications on-premise to those that run in hybrid multicloud environments.

Management Discussion – (continued)

Global Process Services second-quarter revenue of $284 million grew 28.4 percent as reported and 25 percent adjusted for currency compared to the prior-year period, reflecting strong growth in our intelligent workflow offerings. These end-to-end offerings, which leverage hybrid cloud and AI to transform client processes, connect Consulting with Business Process Outsourcing in areas such as finance, supply chain, customer service and talent transformation.

Within GBS, cloud revenue of $1.9 billion grew 35 percent as reported (30 percent adjusted for currency) in the second quarter of 2021 compared to the same prior-year period. For the first six months of 2021, cloud revenue of $3.6 billion grew 34 percent as reported (29 percent adjusted for currency) compared to the same period in 2020.

			Yr. to Yr.
			Percent/
(Dollars in millions)			Margin
For the three months ended June 30:	2021	2020	Change
Global Business Services:
External gross profit	$1,210	$1,107	9.3%
External gross profit margin	27.9%	28.4%	(0.6)	pts.
Pre-tax income	$371	$362	2.5%
Pre-tax margin	8.4%	9.2%	(0.7)	pts.

			Yr. to Yr.
			Percent/
(Dollars in millions)			Margin
For the six months ended June 30:	2021	2020	Change
Global Business Services:
External gross profit	$2,404	$2,231	7.7%
External gross profit margin	28.0%	27.8%	0.2	pts.
Pre-tax income	$761	$633	20.3%
Pre-tax margin	8.8%	7.8%	1.0	pts.

GBS second-quarter gross profit margin of 27.9 percent decreased 0.6 points on a year-to-year basis, primarily driven by a decline in our Consulting margin, partially offset by increased margins in Application Management and Global Process Services. Our gross margin performance reflects the higher level of investments we are making to expand our skills and practices to continue to capture the market opportunity. We are expanding our delivery resources and adding skilled practitioners in high demand areas. In addition, we are investing to integrate and scale our recently announced acquisitions.

Pre-tax income of $371 million increased 2.5 percent and pre-tax margin of 8.4 percent decreased 0.7 points in the second quarter of 2021 compared to the prior-year period. The pre-tax income and margin performance reflects the higher level of investments described above, and in our go-to-market resources. For the first six months of 2021, pre-tax income of $761 million increased 20.3 percent and pre-tax margin of 8.8 percent increased 1.0 points compared to the prior-year period, driven primarily by gross profit margin expansion due to lower costs in the current year as a result of prior workforce rebalancing actions and lower workforce rebalancing charges year to year.

Global Technology Services

				Yr. to Yr.
				Percent
			Yr. to Yr.	Change
(Dollars in millions)			Percent	Adjusted For
For the three months ended June 30:	2021	2020	Change	Currency
Global Technology Services external revenue:	$6,342	$6,316	0.4%	(4.1)%
Infrastructure & Cloud Services	$4,836	$4,813	0.5%	(4.2)%
Technology Support Services	1,506	1,503	0.2	(4.1)

Management Discussion – (continued)

				Yr. to Yr.
				Percent
			Yr. to Yr.	Change
(Dollars in millions)			Percent	Adjusted For
For the six months ended June 30:	2021	2020	Change	Currency
Global Technology Services external revenue:	$12,712	$12,783	(0.6)%	(4.7)%
Infrastructure & Cloud Services	$9,689	$9,729	(0.4)%	(4.8)%
Technology Support Services	3,023	3,054	(1.0)	(4.4)

Global Technology Services revenue of $6,342 million increased 0.4 percent as reported, but declined 4 percent adjusted for currency in the second quarter of 2021 compared to the same prior-year period. This reflects a modest improvement in year-to-year performance compared to the first-quarter 2021, driven by improving trends in client-based business volumes and project activity. For the first six months of 2021, GTS revenue of $12,712 million decreased 0.6 percent as reported and 5 percent adjusted for currency as compared to the prior-year period, driven by declines in both Infrastructure & Cloud Services and Technology Support Services.

In the second-quarter 2021, Infrastructure & Cloud Services revenue of $4,836 million increased 0.5 percent as reported, but declined 4 percent adjusted for currency compared to the prior-year period. Our current clients continue to value partnering with Kyndryl to modernize and manage their mission-critical workloads and services, as reflected in our strong renewal rate. The renewals this quarter included six deals with a contract value greater than $100 million. While our performance with existing clients remains strong, the sales cycle for new logo clients is elongating, as they await additional information related to Kyndryl.

Technology Support Services (TSS) second-quarter revenue of $1,506 million was flat year to year as reported and declined 4 percent adjusted for currency compared to the prior-year period, reflecting the Systems hardware product cycles.

Within GTS, cloud revenue of $2.4 billion decreased 1 percent as reported and 5 percent adjusted for currency in the second quarter of 2021 compared to the same period in the prior year. For the first six months of 2021, cloud revenue of $4.8 billion grew 2 percent as reported, but declined 2 percent adjusted for currency compared to the first six months of 2020.

			Yr. to Yr.
			Percent/
(Dollars in millions)			Margin
For the three months ended June 30:	2021	2020	Change
Global Technology Services:
External gross profit	$2,237	$2,158	3.7%
External gross profit margin	35.3%	34.2%	1.1	pts.
Pre-tax income	$381	$250	52.3%
Pre-tax margin	5.7%	3.8%	1.9	pts.

			Yr. to Yr.
			Percent/
(Dollars in millions)			Margin
For the six months ended June 30:	2021	2020	Change
Global Technology Services:
External gross profit	$4,437	$4,354	1.9%
External gross profit margin	34.9%	34.1%	0.8	pts.
Pre-tax income	$520	$72	624.6%
Pre-tax margin	3.9%	0.5%	3.4	pts.

Global Technology Services gross profit margin increased 1.1 points to 35.3 percent in the second quarter of 2021 as compared to the prior-year period, driven primarily by margin expansion in Infrastructure & Cloud Services which

Management Discussion – (continued)

reflects the benefits from the productivity actions taken in 2020 to improve the profit and margin profile of the business in advance of the Kyndryl separation.

Pre-tax income of $381 million increased 52.3 percent and pre-tax margin of 5.7 percent increased 1.9 points in the second quarter of 2021 compared to the same period in 2020, driven primarily by the gross profit margin expansion due to lower costs in the current year as a result of workforce rebalancing actions taken in the prior year. For the first six months of 2021, pre-tax income increased $448 million to $520 million and pre-tax margin of 3.9 percent increased 3.4 points compared to the prior-year period, driven primarily by gross profit margin expansion and lower workforce rebalancing charges in the current year.

Services Backlog and Signings

				Yr. to Yr.
				Percent
			Yr. to Yr.	Change
	At June 30,	At June 30,	Percent	Adjusted For
(Dollars in billions)	2021	2020	Change	Currency
Total backlog	$103.7	$107.1	(3.2)%	(6.4)%

The estimated total services backlog at June 30, 2021 was $103.7 billion, a decrease of 3.2 percent as reported (6 percent adjusted for currency) on a year-to-year basis.

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

				Yr. to Yr.
				Percent
			Yr. to Yr.	Change
(Dollars in millions)			Percent	Adjusted For
For the three months ended June 30:	2021	2020	Change	Currency
Total signings	$9,178	$8,204	11.9%	8.1%

				Yr. to Yr.
				Percent
			Yr. to Yr.	Change
(Dollars in millions)			Percent	Adjusted For
For the six months ended June 30:	2021	2020	Change	Currency
Total signings	$15,911	$17,132	(7.1)%	(10.3)%

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

Management Discussion – (continued)

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

Systems

				Yr. to Yr.
				Percent
			Yr. to Yr.	Change
(Dollars in millions)			Percent	Adjusted For
For the three months ended June 30:	2021	2020	Change	Currency
Systems external revenue:	$1,717	$1,852	(7.3)%	(10.2)%
Systems Hardware	$1,384	$1,488	(7.0)%	(9.9)%
IBM Z			(10.6)	(13.3)
Power Systems			(1.6)	(4.6)
Storage Systems			(6.7)	(9.7)
Operating Systems Software	333	365	(8.7)	(11.7)

				Yr. to Yr.
				Percent
			Yr. to Yr.	Change
(Dollars in millions)			Percent	Adjusted For
For the six months ended June 30:	2021	2020	Change	Currency
Systems external revenue:	$3,144	$3,220	(2.4)%	(5.0)%
Systems Hardware	$2,498	$2,484	0.5%	(2.0)%
IBM Z			10.2	7.8
Power Systems			(5.2)	(7.9)
Storage Systems			(8.9)	(11.7)
Operating Systems Software	646	736	(12.2)	(14.8)

Systems revenue of $1,717 million decreased 7.3 percent as reported and 10 percent adjusted for currency in the second quarter of 2021 compared to the prior-year period. Systems Hardware revenue of $1,384 million declined 7.0 percent as reported and 10 percent adjusted for currency reflecting product cycle dynamics across IBM Z, Power Systems and Storage Systems. Operating Systems Software revenue of $333 million decreased 8.7 percent as reported and 12 percent adjusted for currency, driven primarily by a decline in IBM Z operating systems software due to higher transactional revenue in the prior-year second quarter. For the first six months of 2021, Systems revenue of $3,144 million decreased 2.4 percent as reported and 5 percent adjusted for currency compared to the prior-year period. The decline was primarily driven by Storage Systems and Power Systems and a decline in Operating Systems Software, partially offset by growth in IBM Z.

IBM Z revenue decreased 10.6 percent as reported and 13 percent adjusted for currency in the second quarter compared to very strong performance in the prior-year period. Financial services continued to drive IBM Z performance due to capacity requirements to address robust market volatility. With focus on security, purchases were also driven by clients seeking capabilities such as pervasive encryption and Hyper Protect to secure mission-critical applications and data, both on premises and in the cloud. During the last eight quarters, the z15 client value proposition has been

Management Discussion – (continued)

apparent. The z15 is secure, scalable and reliable, and the z15 program continues to outpace the strong z14 program providing further proof of IBM Z as an enduring platform.

Power Systems revenue decreased 1.6 percent as reported and 5 percent adjusted for currency in the second quarter of 2021 compared to the prior-year period, reflecting a sequential year-to-year improvement compared to the first-quarter 2021. The decline in revenue in the second quarter reflects the product cycle dynamics and was driven primarily by declines in low-end systems, partially offset by growth in high-end systems.

Storage Systems revenue declined 6.7 percent as reported and 10 percent adjusted for currency in the second-quarter 2021 compared to the prior-year period, driven primarily by a decline in high-end storage systems tied to the IBM Z product cycle.

Within Systems, cloud revenue of $0.7 billion decreased 16 percent as reported (19 percent adjusted for currency) in the second quarter of 2021 compared to the same quarter in 2020. For the first six months of 2021, cloud revenue of $1.2 billion decreased 3 percent as reported (5 percent adjusted for currency) compared to the same prior-year period.

			Yr. to Yr.
			Percent/
(Dollars in millions)			Margin
For the three months ended June 30:	2021	2020	Change
Systems:
External Systems Hardware gross profit	$679	$772	(12.0)%
External Systems Hardware gross profit margin	49.1%	51.9%	(2.8)	pts.
External Operating Systems Software gross profit	$267	$299	(10.7)%
External Operating Systems Software gross profit margin	80.2%	82.0%	(1.8)	pts.
External total gross profit	$946	$1,071	(11.7)%
External total gross profit margin	55.1%	57.8%	(2.7)	pts.
Pre-tax income	$176	$248	(28.8)%
Pre-tax margin	9.0%	11.8%	(2.8)	pts.

			Yr. to Yr.
			Percent/
(Dollars in millions)			Margin
For the six months ended June 30:	2021	2020	Change
Systems:
External Systems Hardware gross profit	$1,207	$1,151	4.8%
External Systems Hardware gross profit margin	48.3%	46.3%	2.0	pts.
External Operating Systems Software gross profit	$517	$607	(14.8)%
External Operating Systems Software gross profit margin	80.0%	82.5%	(2.4)	pts.
External total gross profit	$1,724	$1,758	(1.9)%
External total gross profit margin	54.8%	54.6%	0.2	pts.
Pre-tax income	$174	$31	466.3%
Pre-tax margin	4.9%	0.9%	4.0	pts.

Systems gross profit margin decreased 2.7 points to 55.1 percent in the second-quarter 2021 compared to the prior-year period. Systems margin performance was driven by declines in Storage Systems and Operating Systems Software margins and a revenue mix to Power Systems, partially offset by margin expansion in Power Systems and IBM Z. For the first six months of 2021, Systems gross profit margin increased 0.2 points to 54.8 percent compared to the same period in 2020, primarily driven by a mix to IBM Z and margin expansion in IBM Z and Power Systems, partially offset by a decline in Storage Systems margin.

In the second quarter of 2021, Systems pre-tax income of $176 million decreased 28.8 percent and pre-tax margin of 9.0 percent decreased 2.8 points compared to the prior-year period, driven primarily by the portfolio mix and the z15

Management Discussion – (continued)

product cycle, partially offset by lower costs in the current year as a result of prior workforce rebalancing actions. For the first six months of 2021, pre-tax income increased $143 million to $174 million and pre-tax margin of 4.9 percent increased 4.0 points compared to the prior-year period, driven primarily by lower costs in the current year as a result of prior workforce rebalancing actions and lower workforce rebalancing charges in the current year.

Global Financing

See pages 85 through 88 for a discussion of Global Financing’s segment results.

Geographic Revenue

In addition to the revenue presentation by reportable segment, we also measure revenue performance on a geographic basis.

					Yr. to Yr.
				Yr. to Yr.	Percent Change
				Percent	Excluding Divested
			Yr. to Yr.	Change	Businesses And
(Dollars in millions)			Percent	Adjusted For	Adjusted For
For the three months ended June 30:	2021	2020	Change	Currency	Currency
Total Revenue	$18,745	$18,123	3.4%	(0.6)%	(0.5)%
Americas	$8,820	$8,450	4.4%	2.9%	3.0%
Europe/Middle East/Africa (EMEA)	6,038	5,695	6.0	(3.0)	(2.9)
Asia Pacific	3,887	3,977	(2.3)	(4.5)	(4.5)

					Yr. to Yr.
				Yr. to Yr.	Percent Change
				Percent	Excluding Divested
			Yr. to Yr.	Change	Businesses And
(Dollars in millions)			Percent	Adjusted For	Adjusted For
For the six months ended June 30:	2021	2020	Change	Currency	Currency
Total Revenue	$36,474	$35,694	2.2%	(1.5)%	(1.4)%
Americas	$16,999	$16,617	2.3%	1.6%	1.7%
Europe/Middle East/Africa (EMEA)	11,679	11,212	4.2	(4.3)	(4.2)
Asia Pacific	7,797	7,865	(0.9)	(4.1)	(4.1)

Total revenue of $18,745 million increased 3.4 percent as reported and was flat excluding divested businesses and adjusted for currency in the second quarter of 2021 compared to the prior-year period.

Americas revenue of $8,820 million increased 4.4 percent as reported and 3 percent adjusted for currency. Within Americas, the U.S. increased 1.5 percent compared to the prior year. Canada increased 34.7 percent as reported and 20 percent adjusted for currency. Latin America decreased 1.7 percent as reported and 2 percent adjusted for currency, with Brazil revenue flat as reported, but declining 1 percent adjusted for currency.

In EMEA, total revenue of $6,038 million increased 6.0 percent as reported, but decreased 3 percent adjusted for currency. Within EMEA, Germany increased 4.2 percent as reported, but declined 4 percent adjusted for currency. As reported, France, the UK and Italy increased 18.4 percent, 13.9 percent and 11.1 percent, respectively, and grew 9 percent, 2 percent and 2 percent, respectively, adjusted for currency.

Asia Pacific revenue of $3,887 million decreased 2.3 percent as reported and 5 percent adjusted for currency. Within Asia Pacific, Japan decreased 2.8 percent as reported and 1 percent adjusted for currency. As reported, India, Australia and China decreased 5.1 percent, 4.7 percent and 3.3 percent, respectively, and declined 8 percent, 18 percent and 10 percent, respectively, adjusted for currency.

Management Discussion – (continued)

For the first six months of 2021, total revenue of $36,474 million increased 2.2 percent as reported, but declined 1 percent excluding divested businesses and adjusted for currency compared to the prior-year period.

Americas revenue of $16,999 million increased 2.3 percent as reported and 2 percent adjusted for currency. Within Americas, the U.S. increased 1.1 percent compared to the prior year. Canada increased 20.7 percent as reported and 10 percent adjusted for currency. Latin America decreased 5.6 percent as reported and 2 percent adjusted for currency, with Brazil revenue declining 7.2 percent as reported and 1 percent adjusted for currency.

In EMEA, total revenue of $11,679 million increased 4.2 percent as reported, but declined 4 percent adjusted for currency. Within EMEA, the UK increased 10.4 percent as reported and grew slightly adjusted for currency. As reported, France, Italy and Germany increased 6.9 percent, 6.8 percent and 3.8 percent, respectively, but declined 2 percent, 2 percent and 5 percent, respectively, adjusted for currency.

Asia Pacific revenue of $7,797 million decreased 0.9 percent as reported and 4 percent adjusted for currency. Within Asia Pacific, Japan decreased 1.4 percent as reported and 2 percent adjusted for currency. India decreased 8.6 percent as reported and 10 percent adjusted for currency and China decreased 7.0 percent as reported and 12 percent adjusted for currency. Australia grew 4.4 percent as reported, but declined 11 percent adjusted for currency.

Expense

Total Expense and Other (Income)

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended June 30:	2021	2020	Change
Total consolidated expense and other (income)	$7,451	$7,129	4.5%
Non-operating adjustments:
Amortization of acquired intangible assets	$(281)	$(284)	(1.2)%
Acquisition-related charges	(18)	(1)	nm
Non-operating retirement-related (costs)/income	(328)	(273)	19.8
Separation-related charges	(117)	—	nm
Operating (non-GAAP) expense and other (income)	$6,708	$6,570	2.1%
Total consolidated expense-to-revenue ratio	39.8%	39.3%	0.4	pts.
Operating (non-GAAP) expense-to-revenue ratio	35.8%	36.3%	(0.5)	pts.

nm - not meaningful

			Yr. to Yr.
(Dollars in millions)			Percent
For the six months ended June 30:	2021	2020	Change
Total consolidated expense and other (income)	$14,751	$15,101	(2.3)%
Non-operating adjustments:
Amortization of acquired intangible assets	$(559)	$(569)	(1.9)%
Acquisition-related charges	(34)	(2)	nm
Non-operating retirement-related (costs)/income	(670)	(538)	24.6
Separation-related charges	(175)	—	nm
Operating (non-GAAP) expense and other (income)	$13,313	$13,992	(4.9)%
Total consolidated expense-to-revenue ratio	40.4%	42.3%	(1.9)	pts.
Operating (non-GAAP) expense-to-revenue ratio	36.5%	39.2%	(2.7)	pts.

nm - not meaningful

Management Discussion – (continued)

Total expense and other (income) increased 4.5 percent in the second quarter of 2021 versus the prior year. Our expense dynamics reflect a higher level of investment in innovation, skills and our ecosystem as we execute our hybrid cloud and AI strategy. We are aggressively hiring, scaling our garage footprint, increasing our research spend in areas including quantum, hybrid cloud and AI, and expanding our ecosystem. The year-to-year increase in expense was also driven by the effects of currency, separation-related charges in the current-year period, lower IP income and higher non-operating retirement-related costs, partially offset by a benefit from expected credit loss expense, lower workforce rebalancing charges and lower interest expense in the current-year period. Total operating (non-GAAP) expense and other (income) increased 2.1 percent year to year, driven primarily by the factors described above excluding the separation-related charges and higher non-operating retirement-related costs.

For additional information regarding total expense and other (income) for both expense presentations, see the following analyses by category.

Selling, General and Administrative Expense

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended June 30:	2021	2020	Change
Selling, general and administrative expense:
Selling, general and administrative — other	$4,451	$4,239	5.0%
Advertising and promotional expense	399	363	9.9
Workforce rebalancing charges	95	137	(30.6)
Amortization of acquired intangible assets	281	284	(1.2)
Stock-based compensation	152	155	(2.1)
Provision for/(benefit from) expected credit loss expense	(43)	70	nm
Total consolidated selling, general and administrative expense	$5,334	$5,248	1.6%
Non-operating adjustments:
Amortization of acquired intangible assets	$(281)	$(284)	(1.2)%
Acquisition-related charges	(18)	(1)	nm
Separation-related charges	(116)	—	nm
Operating (non-GAAP) selling, general and administrative expense	$4,919	$4,962	(0.9)%

nm - not meaningful

			Yr. to Yr.
(Dollars in millions)			Percent
For the six months ended June 30:	2021	2020	Change
Selling, general and administrative expense:
Selling, general and administrative — other	$8,757	$8,580	2.1%
Advertising and promotional expense	750	791	(5.1)
Workforce rebalancing charges	241	865	(72.1)
Amortization of acquired intangible assets	558	568	(1.9)
Stock-based compensation	275	272	1.2
Provision for/(benefit from) expected credit loss expense	(73)	126	nm
Total consolidated selling, general and administrative expense	$10,508	$11,203	(6.2)%
Non-operating adjustments:
Amortization of acquired intangible assets	$(558)	$(568)	(1.9)%
Acquisition-related charges	(34)	(2)	nm
Separation-related charges	(175)	—	nm
Operating (non-GAAP) selling, general and administrative expense	$9,742	$10,633	(8.4)%

nm - not meaningful

Management Discussion – (continued)

Total selling, general and administrative (SG&A) expense increased 1.6 percent in the second quarter of 2021 versus the prior year driven by the higher level of investments we are making to execute our hybrid cloud and AI strategy, as well as the following factors:

●	The effects of currency (3 points); and
●	Separation-related charges in the current-year period (2 points); partially offset by
●	A benefit from expected credit loss expense compared to a provision in the prior-year period (2 points); and
●	Lower workforce rebalancing charges (1 point).

Operating (non-GAAP) expense decreased 0.9 percent year to year, primarily driven by the same factors excluding the separation-related charges.

SG&A expense decreased 6.2 percent in the first six months of 2021 versus the prior year driven primarily by the following factors:

●	Lower workforce rebalancing charges (6 points);
●	A benefit from expected credit loss expense compared to a provision in the prior-year period (2 points); and
●	Lower spending (1 point) including reductions in travel; partially offset by
●	The effects of currency (2 points); and
●	Separation-related charges in the current-year period (2 points).

Operating (non-GAAP) expense decreased 8.4 percent year to year, primarily driven by the same factors excluding the separation-related charges.

Provisions for expected credit loss expense decreased $199 million year to year in the first six months of 2021, primarily driven by decreases in both specific and general reserves in the current year compared with increases in the prior-year period. In the prior year, the global pandemic resulted in some deterioration in customer credit quality and/or bankruptcies which had an impact to provisions in the first half of 2020. We have started to see improvement in credit quality and some emergence from bankruptcies in the current year as the economy begins to reopen in many parts of the world. The receivables provision coverage was 2.5 percent at June 30, 2021, an increase of 10 basis points from both December 31, 2020 and June 30, 2020.

Research, Development and Engineering

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended June 30:	2021	2020	Change
Research, development and engineering expense	$1,657	$1,582	4.7%
Non-operating adjustment:
Separation-related charges	$0	$—	nm
Operating (non-GAAP) research, development and engineering expense	$1,656	$1,582	4.7%

nm - not meaningful

Management Discussion – (continued)

			Yr. to Yr.
(Dollars in millions)			Percent
For the six months ended June 30:	2021	2020	Change
Research, development and engineering expense	$3,286	$3,207	2.5%
Non-operating adjustment:
Separation-related charges	$0	$—	nm
Operating (non-GAAP) research, development and engineering expense	$3,286	$3,207	2.5%

nm - not meaningful

Research, development and engineering (RD&E) expense was 8.8 percent and 9.0 percent of revenue in the second quarter and first six months of 2021, respectively, compared to 8.7 percent and 9.0 percent in the prior-year periods, respectively, reflecting our continuing investment in innovation as we increase spending in areas including quantum, hybrid cloud and AI.

RD&E expense in the second quarter of 2021 increased 4.7 percent year to year, primarily driven by higher spending (3 points) and the effects of currency (2 points).

RD&E expense in the first six months of 2021 increased 2.5 percent year to year, primarily driven by the effects of currency (2 points) and higher spending (1 point).

Intellectual Property and Custom Development Income

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended June 30:	2021	2020	Change
Intellectual Property and Custom Development Income:
Licensing of intellectual property including royalty-based fees	$64	$128	(49.9)%
Custom development income	67	74	(9.0)
Sales/other transfers of intellectual property	4	1	192.3
Total	$135	$203	(33.5)%

			Yr. to Yr.
(Dollars in millions)			Percent
For the six months ended June 30:	2021	2020	Change
Intellectual Property and Custom Development Income:
Licensing of intellectual property including royalty-based fees	$136	$162	(16.0)%
Custom development income	136	149	(9.1)
Sales/other transfers of intellectual property	10	8	28.2
Total	$282	$319	(11.7)%

Total intellectual property and custom development income decreased 33.5 percent and 11.7 percent year to year in the second quarter and first six months of 2021, respectively. These decreases were primarily driven by licensing of intellectual property including royalty-based fees. The timing and amount of licensing, sales or other transfers of IP may vary significantly from period to period depending upon the timing of licensing agreements, economic conditions, industry consolidation and the timing of new patents and know-how development.

Management Discussion – (continued)

Other (Income) and Expense

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended June 30:	2021	2020	Change
Other (income) and expense:
Foreign currency transaction losses/(gains)	$(14)	$62	nm
(Gains)/losses on derivative instruments	79	(92)	nm
Interest income	(11)	(23)	(50.6)%
Net (gains)/losses from securities and investment assets	0	0	(29.3)
Retirement-related costs/(income)	328	273	19.8
Other	(67)	(43)	56.0
Total consolidated other (income) and expense	$315	$179	76.1%
Non-operating adjustments:
Amortization of acquired intangible assets	$(1)	$(1)	—
Non-operating retirement-related (costs)/income	(328)	(273)	19.8%
Operating (non-GAAP) other (income) and expense	$(14)	$(95)	(85.7)%

nm - not meaningful

			Yr. to Yr.
(Dollars in millions)			Percent
For the six months ended June 30:	2021	2020	Change
Other (income) and expense:
Foreign currency transaction losses/(gains)	$(123)	$(64)	92.2%
(Gains)/losses on derivative instruments	239	9	nm
Interest income	(25)	(74)	(66.4)
Net (gains)/losses from securities and investment assets	(6)	(5)	10.9
Retirement-related costs/(income)	670	538	24.6
Other	(79)	(42)	87.0
Total consolidated other (income) and expense	$676	$361	87.3%
Non-operating adjustments:
Amortization of acquired intangible assets	$(1)	$(1)	—
Non-operating retirement-related (costs)/income	(670)	(538)	24.6%
Operating (non-GAAP) other (income) and expense	$5	$(178)	nm

nm - not meaningful

Total consolidated other (income) and expense was $315 million of expense in the second quarter of 2021 compared to $179 million in the prior-year period. The year-to-year increase was primarily driven by:

●	Net exchange losses (including derivative instruments) in the current year versus net exchange gains (including derivative instruments) in the prior year ($94 million); and
●	Higher non-operating retirement-related costs ($54 million). Refer to “Retirement-Related Plans” for additional information.

Operating (non-GAAP) other (income) and expense was $14 million of income in the second quarter of 2021 and decreased $82 million compared to the prior-year period. The year-to-year change was driven primarily by the effects of currency described above.

Management Discussion – (continued)

Total consolidated other (income) and expense was $676 million of expense in the first six months of 2021 compared to $361 million in the prior year. The year-to-year increase was primarily driven by:

●	Net exchange losses (including derivative instruments) in the current year versus net exchange gains (including derivative instruments) in the prior year ($171 million);
●	Higher non-operating retirement-related costs ($132 million). Refer to “Retirement-Related Plans” for additional information; and
●	Lower interest income ($49 million) primarily due to lower interest rates in the current-year period.

Operating (non-GAAP) other (income) and expense was $5 million of expense in the first six months of 2021 compared to income of $178 million in the prior-year period. The year-to-year change was driven primarily by the effects of currency and lower interest income described above.

Interest Expense

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended June 30:	2021	2020	Change
Interest expense	$281	$323	(12.9)%

			Yr. to Yr.
(Dollars in millions)			Percent
For the six months ended June 30:	2021	2020	Change
Interest expense	$562	$649	(13.4)%

Interest expense decreased $42 million and $87 million year to year in the second quarter and first six months of 2021, respectively. Interest expense is presented in cost of financing in the Consolidated Income Statement if the related external borrowings are to support the Global Financing external business. Overall interest expense (excluding capitalized interest) for the second quarter and first six months of 2021 was $386 million and $772 million, respectively, a decrease of $55 million and $113 million versus the comparable prior-year periods. The decrease for the second quarter was primarily driven by a lower average debt balance compared to the prior-year period. The year-to-year decrease for the first six months of 2021 was primarily driven by a lower average debt balance and lower average interest rates in the current-year period.

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

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended June 30:	2021	2020	Change
Retirement-related plans — cost:
Service cost	$98	$98	(0.2)%
Multi-employer plans	7	7	(1.5)
Cost of defined contribution plans	265	267	(0.6)
Total operating costs	$370	$372	(0.5)%
Interest cost	$414	$546	(24.2)%
Expected return on plan assets	(742)	(854)	(13.1)
Recognized actuarial losses	636	559	13.7
Amortization of prior service costs/(credits)	1	0	124.0
Curtailments/settlements	16	13	24.9
Other costs	3	9	(61.5)
Total non-operating costs/(income)	$328	$273	19.8%
Total retirement-related plans — cost	$698	$645	8.1%

			Yr. to Yr.
(Dollars in millions)			Percent
For the six months ended June 30:	2021	2020	Change
Retirement-related plans — cost:
Service cost	$193	$197	(1.7)%
Multi-employer plans	15	14	1.1
Cost of defined contribution plans	536	532	0.8
Total operating costs	$744	$743	0.1%
Interest cost	$826	$1,086	(23.9)%
Expected return on plan assets	(1,484)	(1,706)	(13.0)
Recognized actuarial losses	1,276	1,122	13.7
Amortization of prior service costs/(credits)	4	1	398.9
Curtailments/settlements	34	21	56.8
Other costs	15	14	0.9
Total non-operating costs/(income)	$670	$538	24.6%
Total retirement-related plans — cost	$1,414	$1,281	10.4%

Total pre-tax retirement-related plan cost increased by $52 million compared to the second quarter of 2020, primarily driven by lower expected return on plan assets ($112 million) and an increase in recognized actuarial losses ($76 million), partially offset by lower interest costs ($132 million). Total cost for the first six months of 2021 increased $133 million versus the first six months of 2020, primarily driven by lower expected return on plan assets ($222 million) and an increase in recognized actuarial losses ($154 million), partially offset by lower interest costs ($259 million).

As described in the “Operating (non-GAAP) Earnings” section, management characterizes certain retirement-related costs as operating and others as non-operating. Utilizing this characterization, operating retirement-related costs in the second quarter of 2021 were $370 million, a decrease of $2 million compared to the second quarter of 2020. For the first six months of 2021, operating retirement-related costs were $744 million, an increase of $1 million compared to the prior-year period. Non-operating costs of $328 million in the second quarter of 2021 increased $54 million year to year

Management Discussion – (continued)

and for the first six months of 2021 were $670 million, an increase of $132 million compared to the prior-year period. These non-operating cost increases were driven primarily by the same factors as described above.

Taxes

The provision for income taxes for the second quarter of 2021 was $227 million, compared to $209 million in the second quarter of 2020. The operating (non-GAAP) provision for income taxes for the second quarter of 2021 was $431 million, compared to $369 million in the second quarter of 2020.

The provision for income taxes for the first six months of 2021 was $177 million, compared to a benefit from income taxes of $1,017 million for the first six months of 2020. The operating (non-GAAP) provision for income taxes for the first six months of 2021 was $610 million, compared to a benefit from income taxes of $592 million for the first six months of 2020. The benefit from income taxes for the first six months of 2020 was primarily related to the tax impacts of an intra-entity sale of certain of the company’s intellectual property. The operating (non-GAAP) benefit from income taxes was primarily driven by the same factor.

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

During the fourth quarter of 2020, the U.S. Internal Revenue Service (IRS) concluded its examination of the company’s U.S. income tax returns for 2013 and 2014, which had a specific focus on certain cross-border transactions that occurred in 2013 and issued a final Revenue Agent’s Report. The IRS’ proposed adjustments relative to these cross-border transactions, if sustained, would result in additional taxable income of approximately $4.5 billion. The company strongly disagrees with the IRS on these specific matters and filed its IRS Appeals protest in the first quarter of 2021. In the third quarter of 2018, the IRS commenced its audit of the company’s U.S. tax returns for 2015 and 2016. The company anticipates that this audit will be completed in 2021. With respect to major U.S. state and foreign taxing jurisdictions, the company is generally no longer subject to tax examinations for years prior to 2015. The company is no longer subject to income tax examination of its U.S. federal tax returns for years prior to 2013. The open years contain matters that could be subject to differing interpretations of applicable tax laws and regulations as it relates to the amount and/or timing of income, deductions and tax credits. Although the outcome of tax audits is always uncertain, the company believes that adequate amounts of tax, interest and penalties have been provided for any adjustments that are expected to result for these years.

The company is involved in a number of income tax-related matters in India challenging tax assessments issued by the India Tax Authorities. As of June 30, 2021, the company had recorded $731 million as prepaid income taxes in India. A significant portion of this balance represents cash tax deposits paid over time to protect the company’s right to appeal various income tax assessments made by the India Tax Authorities. Although the outcome of tax audits are always uncertain, the company believes that adequate amounts of tax, interest and penalties have been provided for any adjustments that are expected to result for these years.

The amount of unrecognized tax benefits at June 30, 2021 is $8,019 million which can be reduced by $580 million associated with timing adjustments, U.S. tax credits, potential transfer pricing adjustments, and state income taxes. The net amount of $7,439 million, if recognized, would favorably affect the company’s effective tax rate.

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

			Yr. to Yr.
			Percent
For the three months ended June 30:	2021	2020	Change
Earnings per share of common stock from continuing operations:
Assuming dilution	$1.47	$1.52	(3.3)%
Basic	$1.48	$1.53	(3.3)%
Diluted operating (non-GAAP)	$2.33	$2.18	6.9%
Weighted-average shares outstanding: (in millions)
Assuming dilution	904.2	894.9	1.0%
Basic	895.0	889.4	0.6%

			Yr. to Yr.
			Percent
For the six months ended June 30:	2021	2020	Change
Earnings per share of common stock from continuing operations:
Assuming dilution	$2.52	$2.83	(11.0)%
Basic	$2.55	$2.85	(10.5)%
Diluted operating (non-GAAP)	$4.10	$4.02	2.0%
Weighted-average shares outstanding: (in millions)
Assuming dilution	903.0	895.0	0.9%
Basic	894.3	888.7	0.6%

Actual shares outstanding at June 30, 2021 were 896.3 million. The weighted-average number of common shares outstanding assuming dilution during the second quarter and first six months of 2021 were 9.3 million (1.0 percent) and 8.0 million (0.9 percent) shares higher, respectively, than the same periods of 2020.

Financial Position

Dynamics

At June 30, 2021, our balance sheet remained strong with flexibility to support the business. We continue to manage the investment portfolio to meet our capital preservation and liquidity objectives and have continued to take actions to enhance our balance sheet strength and liquidity position.

Cash, restricted cash and marketable securities at June 30, 2021 were $8,165 million, a decrease of $6,110 million from December 31, 2020, primarily due to debt reduction payments and acquisitions. Financing receivables declined $4,111 million to $13,868 million since the end of 2020 primarily resulting from collections of seasonally higher year-end balances and our strategic actions to re-focus our Global Financing portfolio. Total debt of $55,176 million at June 30, 2021 decreased $6,362 million from December 31, 2020, and $17,863 million since the end of the second quarter 2019 (immediately preceding the Red Hat acquisition). We have made good progress in deleveraging while being acquisitive and without sacrificing investments in our business or our solid dividend policy. In the first six months of 2021, we generated $7,539 million in net cash from operations, compared to $8,052 million in the first six months of 2020. We have consistently generated strong cash flow from operations and continue to have access to additional sources of liquidity through the capital markets and our unused credit facilities.

Management Discussion – (continued)

Our pension plans were well funded at the end of 2020, with worldwide qualified plans funded at 102 percent. Overall pension funded status as of the end of June was fairly consistent with year-end 2020, and we currently have no change to expected plan contributions in 2021.

The assets and debt associated with the Global Financing business are a significant part of our financial position. The financial position amounts appearing on pages 5 and 6 are the consolidated amounts including Global Financing. The amounts appearing in the separate Global Financing section, beginning on page 85, are supplementary data presented to facilitate an understanding of the Global Financing business.

IBM Working Capital

	At June 30,	At December 31,
(Dollars in millions)	2021	2020
Current assets	$30,774	$39,165
Current liabilities	36,616	39,869
Working capital	$(5,842)	$(705)
Current ratio	0.84:1	0.98:1

Working capital decreased $5,137 million from the year-end 2020 position. The key changes are described below:

Current assets decreased $8,390 million ($7,987 million adjusted for currency) due to:

●	A decrease of $6,110 million ($6,016 million adjusted for currency) in cash, restricted cash and marketable securities; and
●	A decrease in financing receivables of $2,698 million ($2,557 million adjusted for currency) primarily due to collections of higher year-end balances and sales of financing receivables; partially offset by
●	An increase in prepaid expenses and other current assets of $562 million ($590 million adjusted for currency) primarily driven by an increase in derivative assets.

Current liabilities decreased $3,253 million ($2,618 million adjusted for currency) as a result of:

●	A decrease in other accrued expenses and liabilities of $1,598 million ($1,346 million adjusted for currency) primarily due to payments of $1,059 million for workforce rebalancing actions;
●	A decrease in taxes payable of $1,042 million ($967 million adjusted for currency) primarily driven by tax payments and decline in reserves as a result of resolution of certain tax audit matters;
●	A decrease in short-term debt of $741 million due to maturities of $4,622 million, including a $500 million early redemption of IBM Credit debt; partially offset by reclassifications of $3,932 million from long-term debt to reflect upcoming maturities; and
●	A decrease in accounts payable of $694 million ($642 million adjusted for currency) reflecting declines from seasonally higher year-end balances; partially offset by
●	An increase in deferred income of $439 million ($614 million adjusted for currency) driven by annual customer billings and an increase in software renewal rates.

Management Discussion – (continued)

Receivables and Allowances

Roll Forward of Total IBM Receivables Allowance for Credit Losses

(Dollars in millions)
January 1, 2021	Additions / (Releases) *	Write-offs **	Other +	June 30, 2021
$644	$(67)	$(28)	$1	$550

* Additions/(Releases) for Allowance for Credit Losses are recorded in expense.

**Refer to note A, “Significant Accounting Policies,” in our 2020 Annual Report for additional information regarding allowance for credit loss write-offs.

+ Primarily represents translation adjustments

The total IBM receivables provision coverage was 2.5 percent at June 30, 2021, an increase of 10 basis points compared to December 31, 2020. The increase in coverage was primarily driven by the overall decrease in total receivables, partially offset by a decrease in customer specific provisions. In the prior year, the global pandemic resulted in some deterioration in customer credit quality and/or bankruptcies which had an impact to provisions in the first half of 2020. We have started to see improvement in credit quality and some emergence from bankruptcies in the current year as the economy begins to reopen in many parts of the world. The majority of the write-offs during the six months ended June 30, 2021 related to receivables which had been previously reserved.

Global Financing Receivables and Allowances

The following table presents external Global Financing receivables excluding immaterial miscellaneous receivables.

	At June 30,	At December 31,
(Dollars in millions)	2021	2020
Amortized cost *	$14,111	$18,264
Specific allowance for credit losses	173	184
Unallocated allowance for credit losses	54	79
Total allowance for credit losses	228	263
Net financing receivables	$13,883	$18,001
Allowance for credit losses coverage	1.6%	1.4%

* Includes deferred initial direct costs which are expensed in IBM’s consolidated financial results.

The percentage of Global Financing receivables reserved increased from 1.4 percent at December 31, 2020, to 1.6 percent at June 30, 2021, primarily driven by the decline in amortized cost.

Roll Forward of Global Financing Receivables Allowance for Credit Losses

(Dollars in millions)
January 1, 2021	Additions / (Releases)*	Write-offs **	Other +	June 30, 2021
$263	$(23)	$(12)	$0	$228

* Additions/(Releases) for Allowance for Credit Losses are recorded in expense.

**Refer to note A, “Significant Accounting Policies,” in our 2020 Annual Report for additional information regarding allowance for credit loss write-offs.

+ Primarily represents translation adjustments

Global Financing’s expected credit loss expense (including impacts from off-balance sheet commitments which are recorded in other liabilities) was a net release of $12 million and $29 million for the three and six months ended June 30, 2021, respectively, compared to an addition of $28 million and $39 million for the three and six months ended June 30,

Management Discussion – (continued)

2020, respectively. The decreases in both periods in 2021 were primarily driven by lower specific and unallocated reserves in Americas.

Noncurrent Assets and Liabilities

	At June 30,	At December 31,
(Dollars in millions)	2021	2020
Noncurrent assets	$116,039	$116,806
Long-term debt	$48,735	$54,355
Noncurrent liabilities (excluding debt)	$39,396	$41,020

Noncurrent assets decreased $767 million (increased $80 million adjusted for currency) due to:

●	A decrease in long-term financing receivables of $1,412 million ($1,298 million adjusted for currency) as a result of reductions from seasonally higher year-end balances and sales of receivables;
●	A decrease in net property, plant and equipment of $617 million ($505 million adjusted for currency); and
●	A decrease of $857 million ($628 million adjusted for currency) in total operating right-of-use assets, deferred taxes and investments and sundry assets; partially offset by
●	An increase in goodwill and net intangible assets of $1,772 million ($2,122 million adjusted for currency) due to additions from new acquisitions, partially offset by intangibles amortization; and
●	An increase in prepaid pension assets of $436 million ($448 million adjusted for currency).

Long-term debt decreased $5,620 million ($5,089 million adjusted for currency) due to:

●	Reclassifications to short-term debt of $3,932 million to reflect upcoming maturities; and
●	Early redemption of IBM Credit debt of $1,250 million.

Noncurrent liabilities (excluding debt) decreased $1,624 million ($958 million adjusted for currency) due to:

●	A decrease in retirement and nonpension postretirement benefit obligations of $983 million ($596 million adjusted for currency); and
●	A decrease in long-term operating lease liabilities of $296 million ($230 million adjusted for currency) related primarily to real estate leases.

Management Discussion – (continued)

Debt

Our funding requirements are continually monitored and strategies are executed to manage the overall asset and liability profile. Additionally, we maintain sufficient flexibility to access global funding sources as needed.

	At June 30,	At December 31,
(Dollars in millions)	2021	2020
Total company debt	$55,176	$61,538
Total Global Financing segment debt	$17,470	$21,167
Debt to support external clients	14,234	17,819
Debt to support internal clients	3,236	3,348
Non-Global Financing debt	$37,706	$40,371

Total debt of $55,176 million decreased $6,362 million ($5,831 million adjusted for currency) from December 31, 2020, driven by debt maturities and early retirements of $5,954 million. Total debt has decreased $17,863 million since the end of the second quarter 2019 (immediately preceding the Red Hat acquisition).

Non-Global Financing debt of $37,706 million decreased $2,665 million ($2,330 million adjusted for currency) from December 31, 2020 due to scheduled debt maturities in the first six months of 2021.

Global Financing debt of $17,470 million decreased $3,696 million ($3,500 million adjusted for currency) from December 31, 2020, primarily due to lower funding requirements associated with financing receivables. In the first quarter of 2021, IBM Credit early redeemed all of its outstanding fixed-rate debt in the aggregate amount of $1.75 billion and deregistered with the U.S Securities and Exchange Commission.

Global Financing provides financing predominantly for the company’s external client assets, as well as for assets under contract by other IBM units. These assets, primarily for Global Technology Services, generate long-term, stable revenue streams similar to the Global Financing asset portfolio. Based on their attributes, these Global Technology Services assets are leveraged with the balance of the Global Financing asset base. Global Financing's funding of the Global Technology Services assets will wind down with the separation of Kyndryl as Global Financing refocuses its portfolio to support IBM's hybrid cloud platform and AI capabilities.

The debt used to fund Global Financing assets is primarily composed of intercompany loans. Total debt changes generally correspond with the level of client and commercial financing receivables, the level of cash and cash equivalents, the change in intercompany and external payables and the change in intercompany investment from IBM. The terms of the intercompany loans are set by the company to substantially match the term, currency and interest rate variability underlying the financing receivable and are based on arm’s-length pricing. The Global Financing debt-to-equity ratio remained at 9.0 to 1 at June 30, 2021.

We measure Global Financing as a stand-alone entity, and accordingly, interest expense relating to debt supporting Global Financing’s external client and internal business is included in the “Global Financing Results of Operations” on page 85 and in note 4, “Segments.” In the Consolidated Income Statement, the external debt-related interest expense supporting Global Financing’s internal financing to the company is reclassified from cost of financing to interest expense.

Equity

Total equity increased $1,341 million from December 31, 2020, primarily due to an increase from net income of $2,280 million, an increase in accumulated other comprehensive income of $1,685 million mainly due to retirement-related benefit plans of $991 million and an increase in foreign currency translation gains of $393 million, partially offset by dividends paid of $2,924 million.

Management Discussion – (continued)

Cash Flow

Our cash flows from operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flows on page 7, are summarized in the following table. These amounts include the cash flows associated with the Global Financing business.

(Dollars in millions)
For the six months ended June 30:	2021	2020
Net cash provided by/(used in) continuing operations:
Operating activities	$7,539	$8,052
Investing activities	(4,671)	(2,138)
Financing activities	(8,914)	(1,739)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(65)	(301)
Net change in cash, cash equivalents and restricted cash	$(6,110)	$3,874

Net cash provided by operating activities decreased $513 million as compared to the first six months of 2020 driven primarily by:

●	A decrease in payroll tax and value-added tax deferrals of approximately $660 million primarily driven by prior-year tax relief under the U.S. CARES Act and other non-U.S. government assistance programs related to COVID-19; and
●	An increase in workforce rebalancing payments of $623 million; partially offset by
●	Performance-related improvements within net income;
●	A net decrease in cash payments for income taxes of $240 million primarily due to a withholding tax payment on intercompany dividends in the second quarter of 2020; and
●	A decrease in interest payments on debt of approximately $230 million.

Net cash used in investing activities increased $2,533 million as compared to the first six months of 2020 driven by:

●	An increase in cash used for acquisitions of $2,847 million to enhance our hybrid cloud and AI software capabilities and to add skills in strategic GBS ecosystem partners; and
●	A decrease in cash provided by divestitures of $782 million; partially offset by
●	A decrease in cash used for net purchases of marketable securities and other investments of $959 million; and
●	A decrease in cash used for net capital expenditures of $216 million.

Net cash used in financing activities increased $7,175 million driven primarily by:

●	A decrease in net cash provided by debt transactions of $7,118 million primarily driven by a higher level of net additions in the prior year; partially offset by a lower level of maturities in the current year consistent with our overall debt pay down strategy.

Management Discussion – (continued)

Looking Forward

Separation of Kyndryl

On October 8, 2020 we announced our plan to separate the managed infrastructure services unit of our GTS segment into a new public company, to be named Kyndryl. The separation is expected to be achieved through a U.S. federal tax-free spin-off to IBM shareholders and be completed by the end of 2021. The separation will create two industry-leading companies, each with strategic focus and flexibility to capitalize on their respective missions and drive client and shareholder value. IBM will accelerate our open hybrid cloud platform growth strategy and AI capabilities to drive clients’ digital transformations. Upon separation, Kyndryl will immediately be the world’s leading managed infrastructure services provider and will have greater agility to design, run and modernize the infrastructure of the world’s most important organizations. Both IBM and Kyndryl will have greater ability to focus on their operating and financial models, have more freedom to partner with others and both will align their investments and capital structure to their strategic focus areas. We have made good progress on executing the necessary financial, legal and regulatory milestones to enable the separation and remain on track to complete the separation by the end of 2021.

IBM’s Hybrid Cloud and AI Strategy

Across every industry, enterprises are using technology to redesign business processes, whether through automation in manufacturing, telemedicine in healthcare or omnichannel in retail. These digital transformations are enabled by a hybrid cloud environment. The technology and services we provide to our clients enable their business growth and productivity increases and improve customer experiences. This is why our strategy is focused on hybrid cloud and AI. Hybrid cloud is the reality for our clients today. They have multiple public clouds, private clouds, on-premise workloads and are dealing with stringent regulatory and security requirements. Our hybrid cloud platform gives clients the ability to flexibly deploy and manage data and applications across any environment. With hybrid cloud, clients can derive 2.5 times more value in comparison to other approaches. This is what we have built our platform for and why we have such confidence in our strategy.

To execute our strategy, we continue to take decisive steps and make the necessary investments to strengthen our portfolio, both organic and inorganic, in skills, ecosystem and innovation. During the second quarter of 2021, we continued to make progress in the execution of our strategy. We announced a series of products to further differentiate our hybrid cloud and AI capabilities. To complement these organic investments, we completed several acquisitions, adding hybrid cloud and AI software capabilities and skills in strategic GBS ecosystem partners. We are adding delivery capabilities in GBS, technical skills in Red Hat and go-to-market capabilities across the company. We are building a more client-centric culture through our ecosystem of partners and our garage model which provides clients with a more technical and experiential approach, and we are increasing research and development in quantum, hybrid cloud and AI to drive innovation.

We have also taken actions to streamline and simplify our operating model and the fundamentals of our business model remain solid. We executed the structural actions initiated in the fourth quarter of 2020 to improve the profit profile of Kyndryl and to create financial flexibility to reinvest in our business. Our balance sheet and liquidity position remain strong. At June 30, 2021, we had $8.2 billion of cash and cash equivalents, restricted cash and marketable securities. We have made good progress in deleveraging, while being acquisitive and without sacrificing investments in our business or our solid dividend policy. We have reduced our debt by $17.9 billion from our peak level at June 30, 2019 (immediately preceding the Red Hat acquisition).

Looking forward, there is tremendous opportunity for us to help our clients become digital businesses. At the same time, the overall spending environment has continued to improve, and with the economy opening up in many parts of the world, many markets and industries are getting back on track. We continue to take prudent actions to improve our operating model and accelerate our strategy. We are managing for the long-term and are confident in the direction and focus of our business. We expect to continue our progress as a leading hybrid cloud and AI company with a focus on revenue growth and cash generation while maintaining our solid and modestly growing dividend policy.

Management Discussion – (continued)

Our pension plans are well funded. Contributions for all retirement-related plans are expected to be approximately $2.3 billion in 2021, an increase of approximately $100 million compared to 2020, of which $0.2 billion generally relates to legally required contributions to non-U.S. defined benefit and multi-employer plans. We expect 2021 pre-tax retirement-related plan cost to be approximately $2.9 billion, an increase of approximately $300 million compared to 2020. This estimate reflects current pension plan assumptions at December 31, 2020. Within total retirement-related plan cost, operating retirement-related plan cost is expected to be approximately $1.5 billion, approximately flat versus 2020. Non-operating retirement-related plan cost is expected to be approximately $1.4 billion, an increase of approximately $300 million compared to 2020, primarily driven by lower income from expected return on assets.

Currency Rate Fluctuations

Changes in the relative values of non-U.S. currencies to the U.S. dollar (USD) affect our financial results and financial position. At June 30, 2021, currency changes resulted in assets and liabilities denominated in local currencies being translated into fewer dollars than at year-end 2020. We use financial hedging instruments to limit specific currency risks related to financing transactions and other foreign currency-based transactions.

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

We translate revenue, cost and expense in our non-U.S. operations at current exchange rates in the reported period. References to “adjusted for currency” or “constant currency” reflect adjustments based upon a simple mathematical formula. However, this constant currency methodology that we utilize to disclose this information does not incorporate any operational actions that management could take to mitigate fluctuating currency rates. Currency movements impacted our year-to-year revenue and earnings per share growth in the first six months of 2021. Based on the currency rate movements in the first six months of 2021, total revenue increased 2.2 percent as reported but decreased 1.5 percent at constant currency versus the first six months of 2020. On an income from continuing operations before income tax basis, these translation impacts, mitigated by the net impact of hedging activities, resulted in a theoretical maximum (assuming no pricing or sourcing actions) increase of approximately $170 million in the first six months of 2021 on an as-reported basis and an increase of approximately $210 million on an operating (non-GAAP) basis. The same mathematical exercise resulted in an increase of approximately $160 million in the first six months of 2020 on an as-reported basis and an increase of approximately $150 million on an operating (non-GAAP) basis. We view these amounts as a theoretical maximum impact to our as-reported financial results. Considering the operational responses mentioned above, movements of exchange rates, and the nature and timing of hedging instruments, it is difficult to predict future currency impacts on any particular period, but we believe it could be substantially less than the theoretical maximum given the competitive pressure in the marketplace.

For non-U.S. subsidiaries and branches that operate in U.S. dollars or whose economic environment is highly inflationary, translation adjustments are reflected in results of operations. Generally, we manage currency risk in these entities by linking prices and contracts to U.S. dollars.

Liquidity and Capital Resources

In our 2020 Annual Report, on pages 56 to 58, there is a discussion of our liquidity including two tables that present three years of data. The table presented on page 56 includes net cash from operating activities, cash and cash equivalents, restricted cash and short-term marketable securities, and the size of our global credit facilities for each of the past three years. For the six months ended, or at, as applicable, June 30, 2021, those amounts are $7.5 billion of net cash from operating activities, $8.2 billion of cash and cash equivalents, restricted cash and short-term marketable

Management Discussion – (continued)

securities and $10.0 billion in global credit facilities, respectively. While we have no current plans to draw on these credit facilities, they are available as back-up liquidity. On June 22, 2021, the company entered into a new $2.5 billion Three-Year Credit Agreement and $7.5 billion Five-Year Credit Agreement to replace the existing $2.5 billion Three-Year and $10.25 billion Five-Year Credit Agreements and terminated its $2.5 billion 364-Day Credit Agreement. Refer to note 11, “Borrowings” for additional details on these credit agreements.

On July 9, 2019, we closed the acquisition of Red Hat for cash consideration of $34.8 billion. The transaction was funded through a combination of cash on hand and proceeds from debt issuances. In order to reduce this debt and return to target leverage ratios within a couple of years, we suspended our share repurchase program at the time of the Red Hat acquisition closing.

The major rating agencies’ ratings on our debt securities at June 30, 2021 appear in the following table. In May 2021, Standard and Poor’s downgraded our long-term debt rating from A to A- and our commercial paper rating from A-1 to A-2.

	STANDARD	MOODY’S
	AND	INVESTORS
IBM RATINGS:	POOR’S	SERVICE
Senior long-term debt	A-	A2
Commercial paper	A-2	Prime-1

IBM has ample financial flexibility, supported by our strong liquidity position and cash flows, to operate at a single A credit rating. Debt levels have decreased $6.4 billion from December 31, 2020 and $17.9 billion from our peak levels at June 30, 2019 (immediately preceding the Red Hat acquisition) and we will continue to deleverage throughout 2021 utilizing our debt maturities schedule.

We do not have “ratings trigger” provisions in our debt covenants or documentation, which would allow the holders to declare an event of default and seek to accelerate payments thereunder in the event of a change in credit rating. Our debt covenants are well within the required levels. Our contractual agreements governing derivative instruments contain standard market clauses which can trigger the termination of the agreement if our credit rating were to fall below investment grade. At June 30, 2021, the fair value of those instruments that were in a liability position was $142 million, before any applicable netting, and this position is subject to fluctuations in fair value period to period based on the level of our outstanding instruments and market conditions. We have no other contractual arrangements that, in the event of a change in credit rating, would result in a material adverse effect on our financial position or liquidity.

In July 2017, the UK's Financial Conduct Authority (FCA), which regulates the London Interbank Offered Rate (LIBOR), announced that it intends to phase out LIBOR by the end of 2021. In March 2021, the FCA announced an extension of the phase out in the case of U.S. dollar settings for certain tenors until the end of June 2023. Various central bank committees and working groups continue to discuss replacement of benchmark rates, the process for amending existing LIBOR-based contracts, and the potential economic impacts of different alternatives. The Alternative Reference Rates Committee has identified the Secured Overnight Financing Rate (SOFR) as its preferred alternative rate for USD LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. We have evaluated the replacement of the LIBOR benchmark interest rate, including risk management and internal operational readiness and we are monitoring the FASB standard-setting process to address financial reporting issues that might arise in connection with transition from LIBOR to a new benchmark rate. However, it is not expected to have a material impact in the consolidated financial results.

We prepare our Consolidated Statement of Cash Flows in accordance with applicable accounting standards for cash flow presentation on page 7 of this Form 10-Q and highlight causes and events underlying sources and uses of cash in that format on page 80. For the purpose of running its business, IBM manages, monitors and analyzes cash flows in a different manner.

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

The following is management’s view of cash flows for the first six months of 2021 and 2020 prepared in a manner consistent with the description above.

Net cash from operating activities and free cash flow in 2021 include significant cash impacts from the workforce rebalancing actions we initiated in the fourth quarter of 2020 and Kyndryl separation-related charges.

(Dollars in millions)
For the six months ended June 30:	2021	2020
Net cash from operating activities per GAAP	$7,539	$8,052
Less: change in Global Financing receivables	3,763	2,971
Net cash from operating activities, excluding Global Financing receivables	$3,776	$5,081
Capital expenditures, net	(1,217)	(1,434)
Free cash flow	$2,559	$3,647
Acquisitions	(2,866)	(19)
Divestitures	(25)	757
Common stock repurchases for tax withholdings	(234)	(211)
Dividends	(2,924)	(2,890)
Non-Global Financing debt	(2,331)	3,958
Other (includes Global Financing net receivables and Global Financing debt)	(288)	(1)
Change in cash, cash equivalents, restricted cash and short-term marketable securities	$(6,110)	$5,241

In the first six months of 2021, we generated free cash flow of $2.6 billion, a decrease of $1.1 billion versus the prior year. The current-year period includes cash impacts from structural actions we initiated in the fourth quarter of 2020 and separation-related charges in the amount of $1.2 billion. In the first six months of 2021, we also continued to return value to shareholders with $2.9 billion in dividends.

Events that could temporarily change the historical cash flow dynamics discussed previously and in our 2020 Annual Report include significant changes in operating results, material changes in geographic sources of cash, unexpected adverse impacts from litigation, future pension funding requirements, periods of severe downturn in the capital markets or the timing of tax payments. Whether any litigation has such an adverse impact will depend on a number of variables, which are more completely described in note 13, “Contingencies,” in this Form 10-Q. With respect to pension funding, we expect to make legally mandated pension plan contributions to certain non-U.S. defined benefit plans of approximately $200 million in 2021. Contributions related to all retirement-related plans are expected to be approximately $2.3 billion in 2021. Financial market performance could increase the legally mandated minimum contributions in certain non-U.S. countries that require more frequent remeasurement of the funded status. We are not quantifying any further impact from pension funding because it is not possible to predict future movements in the capital markets or changes in pension plan funding regulations.

In 2021, we are not legally required to make any contributions to the U.S. defined benefit pension plans.

Our cash flows are sufficient to fund our current operations and obligations, including investing and financing activities such as acquisitions, dividends and debt service. When additional requirements arise, we have several liquidity

Management Discussion – (continued)

options available. These options may include the ability to borrow additional funds at reasonable interest rates and utilizing our committed global credit facilities. With our share repurchase program suspended since the close of the Red Hat acquisition, our overall shareholder payout remains at a comfortable level and we remain fully committed to our dividend.

Global Financing

Global Financing is a reportable segment that is measured as a stand-alone entity. Global Financing facilitates IBM clients’ acquisition of information technology systems, software and services by providing financing solutions in the areas where the company has the expertise, while generating solid returns on equity.

Results of Operations

			Yr. to Yr.
			Percent/
(Dollars in millions)			Margin
For the three months ended June 30:	2021	2020	Change
External revenue	$242	$265	(8.6)%
Internal revenue	260	241	7.9
Total revenue	$502	$506	(0.7)%
Pre-tax income	$246	$176	39.3%

			Yr. to Yr.
			Percent/
(Dollars in millions)			Margin
For the six months ended June 30:	2021	2020	Change
External revenue	$482	$564	(14.7)%
Internal revenue	428	453	(5.4)
Total revenue	$910	$1,017	(10.5)%
Pre-tax income	$412	$370	11.3%

We have refocused our Global Financing business on IBM’s products and services. The wind down of our OEM commercial financing operations is complete. In 2020, we began entering into agreements to sell certain financing receivables to third parties. While these strategic actions continue to impact external revenue and pre-tax income on a year-to-year basis, our repositioning of the Global Financing business has strengthened our liquidity position, improved the quality of our portfolio and lowered our debt needs.

Global Financing total revenue decreased 0.7 percent in the second quarter of 2021 compared to the prior year. External revenue decreased 8.6 percent (12 percent adjusted for currency), driven by external financing (down 23.1 percent to $160 million), partially offset by external used equipment sales (up 43.8 percent to $82 million). Internal revenue was up 7.9 percent due to increases in internal used equipment sales (up 23.5 percent to $230 million), partially offset by declines in internal financing (down 45.7 percent to $29 million).

Global Financing total revenue decreased 10.5 percent in the first six months of 2021 compared to the same period in 2020. External revenue decreased 14.7 percent (17 percent adjusted for currency), driven by a decline in external financing (down 22.2 percent to $344 million), partially offset by an increase in external used equipment sales (up 12.8 percent to $137 million). Internal revenue decreased 5.4 percent, driven by a decline in internal financing (down 51.6 percent to $66 million), partially offset by an increase in internal used equipment sales (up 14.6 percent to $362 million).

For both the three and six months ended June 30, 2021, the decreases in external financing were due to a lower average asset balance, partially driven by the strategic actions, and the decreases in internal financing were due to lower yields and a lower average asset balance. Internal used equipment sales were up due to increased sales to GTS.

Management Discussion – (continued)

Global Financing pre-tax income increased 39.3 percent to $246 million in the second quarter of 2021 and 11.3 percent to $412 million in the first six months of 2021, compared to the same periods in 2020. The increase in the second quarter was primarily driven by improvements in provisions for credit losses and an increase in gross profit reflecting higher sales of internal used equipment. The increase in pre-tax income for the first six months of 2021 was primarily driven by improvements in provisions for credit losses, partially offset by a decrease in gross profit due to lower revenue as a result of the declining asset base.

Return on Equity Calculation

	For Three Months Ended		For Six Months Ended
	June 30,		June 30,
(Dollars in millions)	2021	2020	2021	2020
Numerator
Global Financing after-tax income*	$179	$147	$302	$339
Annualized after-tax income (1)	$714	$588	$603	$677
Denominator
Average Global Financing equity (2)**	$1,986	$2,453	$2,108	$2,551
Global Financing return on equity (1)/(2)	36.0%	24.0%	28.6%	26.5%

*    Calculated based upon an estimated tax rate principally based on Global Financing’s geographic mix of earnings as IBM’s provision for income taxes is determined on a consolidated basis.

**  Average of the ending equity for Global Financing for the last two quarters and three quarters, for the three months ended June 30 and for the six months ended June 30, respectively.

Global Financing return on equity was 36.0 percent for the three months ended June 30, 2021, compared to 24.0 percent for the three months ended June 30, 2020. The increase was driven by a lower average equity balance and an increase in net income. Return on equity was 28.6 percent for the six months ended June 30, 2021, compared to 26.5 percent for the six months ended June 30, 2020. The increase was driven by a lower average equity balance, partially offset by a decrease in net income, which included a discrete tax benefit of $40 million in the first quarter of 2020.

Management Discussion – (continued)

Financial Position

	At June 30,	At December 31,
(Dollars in millions)	2021	2020
Cash and cash equivalents	$1,403	$1,862
Client financing receivables:
Net investment in sales-type and direct financing leases (1)	3,647	4,092
Client loans	9,225	11,498
Total client financing receivables	12,871	15,590
Commercial financing receivables	1,012	2,411
Other receivables	52	91
Total external receivables (2)	13,936	18,092
Intercompany financing receivables (3) (4)	3,869	3,959
Other assets	1,729	1,162
Total assets	$20,937	$25,075

Intercompany payables (3)	$387	$303
Debt (5)	17,470	21,167
Other liabilities	1,139	1,254
Total liabilities	18,996	22,723
Total equity	1,941	2,352
Total liabilities and equity	$20,937	$25,075
(1)	Includes deferred initial direct costs which are expensed in IBM’s consolidated financial results.
(2)	The difference between the year-to-date decrease in total external receivables of $4.2 billion (from $18.1 billion in 2020 to $13.9 billion in 2021) and the $3.8 billion change in Global Financing receivables disclosed in the free cash flow presentation on page 84 is primarily attributable to currency impacts.
(3)	This entire amount is eliminated for purposes of IBM’s consolidated financial results and therefore does not appear in the Consolidated Balance Sheet.
(4)	These assets, along with all other financing assets in this table, are leveraged at the value in the table using Global Financing debt.
(5)	Global Financing debt is primarily composed of intercompany loans.

At June 30, 2021, approximately 64 percent of the total external portfolio was with investment-grade clients with no direct exposure to consumers, an increase of 7 points year to year and relatively flat compared to March 31, 2021. We continue to apply our rigorous credit policies, particularly in industries and countries disrupted by COVID-19, as it relates to the origination of new business. This investment grade percentage is based on the credit ratings of the companies in the portfolio and reflects mitigating credit enhancement actions taken by the client to reduce the risk to IBM.

We have a long-standing practice of taking mitigation actions, in certain circumstances, to transfer credit risk to third parties, with enhanced focus due to current macroeconomic uncertainty. These actions may include credit insurance, financial guarantees, nonrecourse borrowings, transfers of receivables recorded as true sales in accordance with accounting guidance or sales of equipment under operating lease. Sale of receivables arrangements are also utilized in the normal course of business as part of our cash and liquidity management.

For the six months ended June 30, 2021, we sold $2,091 million of client financing receivables to third parties, consisting of loan and lease receivables of $1,359 million and $732 million, respectively. More than half of the receivables sold were classified as current assets at the time of sale. For the six months ended June 30, 2020, we sold $711 million of client financing receivables to third parties, consisting of loan and lease receivables of $294 million and $417 million, respectively.

In addition, we sold $2,621 million of commercial financing receivables for the six months ended June 30, 2021, to a third-party investor. we also classified $467 million and $383 million of IBM commercial financing receivables as held for sale at June 30, 2021 and December 31, 2020, respectively, in short-term financing receivables in the Consolidated

Management Discussion – (continued)

Balance Sheet. Payment terms for commercial financing receivables generally range from 30 to 90 days and sales are made to the investor on a revolving basis. We did not have any sales of commercial financing receivables for the six months ended June 30, 2020.

The transfers of these receivables qualified as true sales and therefore reduced financing receivables. The cash proceeds from the sales are included in cash flows from operating activities, with no impact to free cash flow, and the impacts to the Consolidated Income Statement, including fees and net gain or loss associated with the transfers of these receivables for the six months ended June 30, 2021 and June 30, 2020, were not material. For additional information relating to the sales of financing receivables refer to note 8, “Financing Receivables.”

Refer to pages 77 through 79 for additional information related to Global Financing receivables, allowance for credit losses and debt.

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

The following table presents the recorded amount of unguaranteed residual value for sales-type and direct financing leases, as well as operating leases at June 30, 2021 and December 31, 2020. In addition, the table presents the run out of when the unguaranteed residual value assigned to equipment on leases at June 30, 2021 and December 31, 2020, is expected to be returned to the company.

Unguaranteed Residual Value

	At	At	Estimated Run Out of June 30, 2021 Balance
	December 31,	June 30,				2024 and
(Dollars in millions)	2020	2021	2021	2022	2023	Beyond
Sales-type and direct financing leases	$469	$387	$50	$113	$133	$92
Operating leases	48	30	23	4	1	2
Total unguaranteed residual value	$516	$417	$72	$117	$133	$95

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

		Acquisition-		Retirement-		U.S.		Separation-
(Dollars in millions except per share amounts)		Related		Related		Tax Reform		Related		Operating
For the three months ended June 30, 2021:	GAAP	Adjustments		Adjustments		Impacts		Charges		(non-GAAP)
Gross profit	$9,004	$180		$—		$—		$58		$9,242
Gross profit margin	48.0%	1.0	pts.	—	pts.	—	pts.	0.3	pts.	49.3%
S,G&A	$5,334	$(298)		$—		$—		$(116)		$4,919
R,D&E	1,657	—		—		—		0		1,656
Other (income) and expense	315	(1)		(328)		—		—		(14)
Total expense and other (income)	7,451	(299)		(328)		—		(117)		6,708
Pre-tax income from continuing operations	1,552	479		328		—		175		2,534
Pre-tax margin from continuing operations	8.3%	2.6	pts.	1.7	pts.	—	pts.	0.9	pts.	13.5%
Provision for income taxes*	$227	$107		$67		$(14)		$44		$431
Effective tax rate	14.7%	1.4	pts.	0.7	pts.	(0.5)	pts.	0.7	pts.	17.0%
Income from continuing operations	$1,325	$373		$261		$14		$131		$2,103
Income margin from continuing operations	7.1%	2.0	pts.	1.4	pts.	0.1	pts.	0.7	pts.	11.2%
Diluted earnings per share from continuing operations	$1.47	$0.41		$0.29		$0.01		$0.15		$2.33

		Acquisition-		Retirement-		U.S.		Separation-
(Dollars in millions except per share amounts)		Related		Related		Tax Reform		Related		Operating
For the three months ended June 30, 2020:	GAAP	Adjustments		Adjustments		Impacts		Charges		(non-GAAP)
Gross profit	$8,700	$187		$—		$—		$—		$8,887
Gross profit margin	48.0%	1.0	pts.	—	pts.	—	pts.	—	pts.	49.0%
S,G&A	$5,248	$(285)		$—		$—		$—		$4,962
R,D&E	1,582	—		—		—		—		1,582
Other (income) and expense	179	(1)		(273)		—		—		(95)
Total expense and other (income)	7,129	(286)		(273)		—		—		6,570
Pre-tax income from continuing operations	1,571	473		273		—		—		2,318
Pre-tax margin from continuing operations	8.7%	2.6	pts.	1.5	pts.	—	pts.	—	pts.	12.8%
Provision for income taxes*	$209	$108		$52		$—		$—		$369
Effective tax rate	13.3%	1.9	pts.	0.7	pts.	—	pts.	—	pts.	15.9%
Income from continuing operations	$1,362	$365		$222		$—		$—		$1,949
Income margin from continuing operations	7.5%	2.0	pts.	1.2	pts.	—	pts.	—	pts.	10.8%
Diluted earnings per share from continuing operations	$1.52	$0.41		$0.25		$—		$—		$2.18

*    The tax impact on operating (non-GAAP) pre-tax income from continuing operations is calculated under the same accounting principles applied to the GAAP pre-tax income which employs an annual effective tax rate method to the results.

Management Discussion – (continued)

		Acquisition-		Retirement-		U.S.		Separation-
(Dollars in millions except per share amounts)		Related		Related		Tax Reform		Related		Operating
For the six months ended June 30, 2021:	GAAP	Adjustments		Adjustments		Impacts		Charges		(non-GAAP)
Gross profit	$17,208	$355		$—		$—		$61		$17,624
Gross profit margin	47.2%	1.0	pts.	—	pts.	—	pts.	0.2	pts.	48.3%
S,G&A	$10,508	$(591)		$—		$—		$(175)		$9,742
R,D&E	3,286	—		—		—		0		3,286
Other (income) and expense	676	(1)		(670)		—		—		5
Total expense and other (income)	14,751	(593)		(670)		—		(175)		13,313
Pre-tax income from continuing operations	2,457	948		670		—		236		4,312
Pre-tax margin from continuing operations	6.7%	2.6	pts.	1.8	pts.	—	pts.	0.6	pts.	11.8%
Provision for income taxes*	$177	$240		$128		$6		$59		$610
Effective tax rate	7.2%	4.0	pts.	1.9	pts.	0.1	pts.	1.0	pts.	14.1%
Income from continuing operations	$2,281	$707		$542		$(6)		$177		$3,702
Income margin from continuing operations	6.3%	1.9	pts.	1.5	pts.	0.0	pts.	0.5	pts.	10.1%
Diluted earnings per share from continuing operations	$2.52	$0.79		$0.60		$(0.01)		$0.20		$4.10

		Acquisition-		Retirement-		U.S.		Separation-
(Dollars in millions except per share amounts)		Related		Related		Tax Reform		Related		Operating
For the six months ended June 30, 2020:	GAAP	Adjustments		Adjustments		Impacts		Charges		(non-GAAP)
Gross profit	$16,622	$375		$—		$—		$—		$16,998
Gross profit margin	46.6%	1.1	pts.	—	pts.	—	pts.	—	pts.	47.6%
S,G&A	$11,203	$(570)		$—		$—		$—		$10,633
R,D&E	3,207	—		—		—		—		3,207
Other (income) and expense	361	(1)		(538)		—		—		(178)
Total expense and other (income)	15,101	(571)		(538)		—		—		13,992
Pre-tax income from continuing operations	1,522	946		538		—		—		3,006
Pre-tax margin from continuing operations	4.3%	2.7	pts.	1.5	pts.	—	pts.	—	pts.	8.4%
Provision for (benefit from) income taxes*	$(1,017)	$210		$65		$149		$—		$(592)
Effective tax rate	(66.8)%	28.0	pts.	14.1	pts.	5.0	pts.	—	pts.	(19.7)%
Income from continuing operations	$2,538	$736		$472		$(149)		$—		$3,598
Income margin from continuing operations	7.1%	2.1	pts.	1.3	pts.	(0.4)	pts.	—	pts.	10.1%
Diluted earnings per share from continuing operations	$2.83	$0.83		$0.53		$(0.17)		$—		$4.02

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

Part II — Other Information

Item 1. Legal Proceedings

Refer to note 13, “Contingencies,” in this Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Repurchases of Equity Securities

The following table provides information relating to the company’s repurchase of common stock for the second quarter of 2021.

			Total Number	Approximate
			of Shares	Dollar Value
			Purchased as	of Shares that
	Total Number	Average	Part of Publicly	May Yet Be
	of Shares	Price Paid	Announced	Purchased Under
Period	Purchased	per Share	Program	The Program*
April 1, 2021 - April 30, 2021	—	$—	—	$2,007,611,768

May 1, 2021 - May 31, 2021	—	$—	—	$2,007,611,768

June 1, 2021 - June 30, 2021	—	$—	—	$2,007,611,768

Total	—	$—	—

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

The company suspended its share repurchase program at the time of the Red Hat closing. At June 30, 2021 there was approximately $2.0 billion in authorized funds remaining for purchases under this program.

Item 5. Other Information

Disclosure pursuant to Section 13(r) of the Securities Exchange Act of 1934

On March 2, 2021, the U.S. government designated the Russian Federal Security Service (FSB) as a blocked party under Executive Order 13382. On the same day, the U.S. Department of the Treasury’s Office of Foreign Assets Control issued Cyber-related General License 1B “Authorizing Certain Transactions with the Federal Security Service” (GL 1B), which generally authorizes U.S. companies to engage in certain licensing, permitting, certification, notification and related transactions with the FSB to the extent such activities are required for the importation, distribution or use of information technology products in the Russian Federation, though the fact of such activities are now to be disclosed under the Securities Exchange Act of 1934 in companies’ periodic filings.

During the quarter ended June 30, 2021, as permitted under GL 1B, IBM filed notifications with the FSB as required in connection with the importation and distribution of our products in the Russian Federation. No payments were issued or received, and no gross revenue or net profits were generated in connection with these filing activities. IBM and its subsidiaries do not sell products or provide services to the FSB. To the extent permitted by applicable law, IBM and its subsidiaries expect to continue to file notifications with the FSB and may apply for import licenses and permits from the FSB in connection the importation and distribution of our products in the Russian Federation.

Item 6. Exhibits

Exhibit Number

10.1

Forms of LTPP equity award agreements for (i) stock options, restricted stock, restricted stock units, cash-settled restricted stock units, SARS, (ii) performance share units and (iii) retention restricted stock unit awards, effective June 1, 2021.

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

International Business Machines Corporation
(Registrant)

Date:	July 27, 2021
		By:	/s/ Robert F. Del Bene
Robert F. Del Bene
Vice President and Controller