Form 10-K
period 2021-12-31
INTERNATIONAL BUSINESS MACHINES CORP
filed 2022-02-22
CIK 51143

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT

pursuant to Section 13 or 15 (d) of the

Securities Exchange Act of 1934

FOR THE YEAR ENDED DECEMBER 31, 2021

1-2360

(Commission file number)

INTERNATIONAL BUSINESS MACHINES CORPORATION

(Exact name of registrant as specified in its charter)

New York (State of Incorporation) One New Orchard Road	13-0871985 (IRS Employer Identification Number)
Armonk, New York (Address of principal executive offices)	10504 (Zip Code)

914-499-1900

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Capital stock, par value $.20 per share	IBM	New York Stock Exchange
NYSE Chicago
2.625% Notes due 2022	IBM 22A	New York Stock Exchange
1.250% Notes due 2023	IBM 23A	New York Stock Exchange
0.375% Notes due 2023	IBM 23B	New York Stock Exchange
1.125% Notes due 2024	IBM 24A	New York Stock Exchange
2.875% Notes due 2025	IBM 25A	New York Stock Exchange
0.950% Notes due 2025	IBM 25B	New York Stock Exchange
0.875% Notes due 2025	IBM 25C	New York Stock Exchange
0.300% Notes due 2026	IBM 26B	New York Stock Exchange
1.250% Notes due 2027	IBM 27B	New York Stock Exchange
0.300% Notes due 2028	IBM 28B	New York Stock Exchange
1.750% Notes due 2028	IBM 28A	New York Stock Exchange
1.500% Notes due 2029	IBM 29	New York Stock Exchange
0.875% Notes due 2030	IBM 30	New York Stock Exchange
1.750% Notes due 2031	IBM 31	New York Stock Exchange
0.650% Notes due 2032	IBM 32A	New York Stock Exchange
1.250% Notes due 2034	IBM 34	New York Stock Exchange
1.200% Notes due 2040	IBM 40	New York Stock Exchange
7.00% Debentures due 2025	IBM 25	New York Stock Exchange
6.22% Debentures due 2027	IBM 27	New York Stock Exchange
6.50% Debentures due 2028	IBM 28	New York Stock Exchange
7.00% Debentures due 2045	IBM 45	New York Stock Exchange
7.125% Debentures due 2096	IBM 96	New York Stock Exchange

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was $131.4 billion.

The registrant had 899,309,986 shares of common stock outstanding at February 11, 2022.

Documents incorporated by reference:

Portions of IBM’s Annual Report to Stockholders for the year ended December 31, 2021 are incorporated by reference into Parts I, II and IV of this Form 10-K.

Portions of IBM’s definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held April 26, 2022 are incorporated by reference into Part III of this Form 10-K.

i

PART I

Item 1. Business:

International Business Machines Corporation (IBM or the company) was incorporated in the State of New York on June 16, 1911, as the Computing-Tabulating-Recording Co. (C-T-R), a consolidation of the Computing Scale Co. of America, the Tabulating Machine Co. and The International Time Recording Co. of New York. Since that time, IBM has focused on the intersection of business insight and technological innovation, and its operations and aims have been international in nature. This was signaled almost 100 years ago, in 1924, when C-T-R changed its name to International Business Machines Corporation. And it continues today—we create sustained value for clients by helping them leverage the power of hybrid cloud and artificial intelligence (AI). Our hybrid cloud platform and AI technology support clients’ digital transformations and helps them reimagine critical workflows, at scale, and modernize applications to increase agility, drive innovation and create operational efficiencies. Our offerings draw from leading IBM capabilities in software, consulting services capability to deliver business outcomes, and deep incumbency in mission-critical infrastructure, all bolstered by one of the world’s leading research organizations.

The following information is included in IBM’s 2021 Annual Report to Stockholders and is incorporated by reference:

IBM Strategy—pages 11 to 13.

Business Segments and Capabilities—pages 13 to 15.

Human Capital—pages 15 to 16.

Competition

IBM is a globally integrated enterprise that participates in a highly competitive environment, where our competitors vary by industry segment, and range from large multinational enterprises to smaller, more narrowly focused entities. Overall, across our business segments, we recognize hundreds of competitors worldwide.

Our principal methods of competition are: technology innovation; performance; price; quality; brand; our broad range of capabilities, products and services; talent; client relationships and trust; the ability to deliver business value to clients; and service and support. In order to maintain leadership, we are optimizing our portfolio with organic and inorganic innovations, shifting resources, embedding AI and cloud into our offerings while building new solutions and modernizing our existing platforms. These investments not only drive current performance, but will extend our innovation leadership into the future.

We differentiate from other providers, as our breadth and depth of expertise enables us to take different technologies and bring them together to solve the most pressing business issues of our clients. We leverage a flexible, secure, and open hybrid cloud platform and scale up solutions integrating (1) data, (2) AI for production and automation, (3) deep expertise in industries and business processes, (4) trust and security, along with (5) a broad ecosystem of partners and alliances. All of these actions have positioned IBM for accelerated growth now with hybrid cloud and AI while preparing us for the next set of business opportunities, such as quantum computing.

As we execute our strategy as a hybrid cloud and AI company, we are regularly exposed to new competitors. Overall, the company is the leader or among the leaders in each of our business segments.

A summary of the competitive environment for each business segment is included below:

Software:

The depth, breadth, and innovation of our software offerings, coupled with our global reach, deep industry expertise and research capabilities help differentiate our offerings from our competitors. Our hybrid cloud platform based on open technologies allows clients to realize their digital and AI transformations across the applications, data, and environments in which they operate. The principal competitors in this segment include Alphabet Inc. (Google), Amazon.com, Inc. (Amazon), BMC, Broadcom, Cisco Systems, Inc. (Cisco), Informatica, Microsoft Corporation (Microsoft), Oracle Corporation (Oracle), Palo Alto Networks, Salesforce, SAP, Splunk and VMware. We also compete with smaller, niche competitors in specific geographic regions or product segments.

Consulting:

Consulting has simplified our focus to center on strategy, experience, technology and operations to make our huge range of capabilities easier for clients to navigate. Today, Consulting competes in consulting, systems integration, application management and business process outsourcing services. We compete with broad-based competitors including: Accenture, Capgemini, India-based service providers, management consulting firms, the consulting practices of public accounting firms, and many companies that primarily focus on local markets or niche service areas.

Infrastructure:

IBM is well positioned in the growing hybrid cloud infrastructure market, providing on-premises and cloud-based server and storage solutions for clients’ mission-critical and regulated workloads. In addition, we offer a portfolio of support services and solutions for hybrid cloud infrastructure. Our principal competitors include Dell Technologies, Hewlett-Packard Enterprise (HPE), Intel and original device manufacturer systems that are often re-branded. Further, as-a-Service providers, such as Amazon, Google and Microsoft are leveraging innovation in technology and service delivery to compete with traditional providers and to offer new routes to market for server and storage systems. We gain advantage and differentiation through investments in higher-value capabilities, including security, scalability, and reliability, designed especially for mission-critical and regulated workloads.

Financing:

Financing provides client and commercial financing, facilitating IBM client’s acquisition of IT systems, software and services. Financing’s ability to manage credit and residual value risk generates a competitive advantage for the company. The key competitive factors include interest rates charged, IT product experience, client service, contract flexibility, ease of doing business, global capabilities and residual values. In client and commercial financing, Financing primarily competes with non-captive financing entities and financial institutions.

Forward-looking and Cautionary Statements

Certain statements contained in this Form 10-K may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (“Reform Act”). Forward-looking statements are based on the company’s current assumptions regarding future business and financial performance. These statements by their nature address matters that are uncertain to different degrees. The company may also make forward-looking statements in other reports filed with the Securities and Exchange Commission (SEC), in materials delivered to stockholders and in press releases. In addition, the company’s representatives may from time to time make oral forward-looking statements. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Words such as “anticipates,” “believes,” “expects,” “estimates,” “intends,” “plans,” “projects,” and similar expressions, may identify such forward-looking statements. Any forward-looking statement in this Form 10-K speaks only as of the date on which it is made. Except as required by law, the company assumes no obligation to update or revise any forward-looking statements. In accordance with the Reform Act, set forth under Item 1A. “Risk Factors” on pages 3 to 10 are cautionary statements that accompany those forward-looking statements. Readers should carefully review such cautionary statements as they identify certain important factors that could cause actual results to differ materially from those in the forward-looking statements and from historical trends. Those cautionary statements are not exclusive and are in addition to other factors discussed elsewhere in this Form 10-K, in the company’s filings with the SEC or in materials incorporated therein by reference.

The following information is included in IBM’s 2021 Annual Report to Stockholders and is incorporated herein by reference:

Segment information and revenue by classes of similar products or services—pages 87 to 90.

Financial information regarding environmental activities—page 112.

The number of persons employed by the registrant—page 15.

The management discussion overview—pages 8 to 11.

Website information and company reporting—page 139.

Executive Officers of the Registrant (at February 22, 2022):

	Age	Officer since
Arvind Krishna, Chairman of the Board and Chief Executive Officer*	59	2020
Michelle H. Browdy, Senior Vice President, Legal and Regulatory Affairs, and General Counsel	57	2015
Gary D. Cohn, Vice Chairman	61	2021
Robert F. Del Bene, Vice President and Controller	62	2017
James J. Kavanaugh, Senior Vice President and Chief Financial Officer, Finance and Operations	55	2008
Nickle J. LaMoreaux, Senior Vice President and Chief Human Resources Officer	42	2020
Tom Rosamilia, Senior Vice President, IBM Software and Chairman, North America	61	2021

*     Member of the Board of Directors.

All executive officers are elected by the Board of Directors annually as provided in the Company’s By-laws. Each executive officer named above, with the exception of Gary D. Cohn, has been an executive of IBM or its subsidiaries during the past five years. Mr. Cohn is Co-Chairman of Cohn Robbins Holding Corp, a special-purpose acquisition company. Mr. Cohn previously served as Assistant to the President for Economic Policy and Director of the National Economic Council from January 2017 until April 2018. Before serving in the White House, Mr. Cohn was President and Chief Operating Officer of The Goldman Sachs Group, Inc. from 2006-2016.

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

Failure of Innovation Initiatives Could Impact the Long-Term Success of the Company: IBM has been moving into areas, including those that incorporate or utilize hybrid cloud, artificial intelligence, quantum and other disruptive technologies, in which it can differentiate itself through responsible innovation, by leveraging its investments in R&D and attracting a successful developer ecosystem. If IBM is unable to continue its cutting-edge innovation in a highly competitive and rapidly evolving environment or is unable to commercialize such innovations, expand and scale them with sufficient speed and versatility or is unable to attract a successful developer ecosystem, the company could fail in its ongoing efforts to maintain and increase its market share and its profit margins.

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

Risks from Investing in Growth Opportunities Could Impact the Company’s Business: The company continues to invest significantly in key strategic areas to drive revenue growth and market share gains. Client adoption rates and viable economic models are less certain in the high-value, highly competitive, and rapidly-growing segments. Additionally, emerging business and delivery models may unfavorably impact demand and profitability for our other products or services. If the company does not adequately and timely anticipate and respond to changes in customer and market preferences, competitive actions, disruptive technologies, emerging business models and ecosystems, the client demand for our products or services may decline or IBM’s costs may increase.

IBM’s Intellectual Property Portfolio May Not Prevent Competitive Offerings, and IBM May Not Be Able to Obtain Necessary Licenses: The company’s patents and other intellectual property may not prevent competitors from independently developing products and services similar to or duplicative to the company’s, nor can there be any assurance that the resources invested by the company to protect its intellectual property will be sufficient or that the company’s intellectual property portfolio will adequately deter misappropriation or improper use of the company’s technology. In addition, the company may be the target of aggressive and opportunistic enforcement of patents by third parties, including non-practicing entities. Also, there can be no assurances that IBM will be able to obtain from third parties the licenses it needs in the future. The company’s ability to protect its intellectual property could also be impacted by a lack of effective legal protections as well as changes to existing laws, legal principles and regulations governing intellectual property, including the ownership and protection of patents.

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

Due to the Company’s Global Presence, Its Business and Operations Could Be Impacted by Local Legal, Economic, Political, Health and Other Conditions, including the COVID-19 Pandemic: The company is a globally integrated entity, operating in over 175 countries worldwide and deriving more than sixty percent of its revenues from sales outside the United States. Changes in the laws or policies of the countries in which the company operates, or inadequate development or enforcement of such laws or policies, could affect the company’s business and the company’s overall results of operations. Further, the company may be impacted directly or indirectly by the development and enforcement of laws and regulations in the U.S. and globally that are specifically targeted at the technology industry. The company’s results of operations also could be affected by economic and political changes in those countries and by macroeconomic changes, including recessions, inflation, currency fluctuations between the U.S. dollar and non-U.S. currencies and adverse changes in trade relationships amongst those countries. Further, as the company expands its customer base and the scope of its offerings, both within the U.S. and globally, it may be impacted by additional regulatory or other risks, including, compliance with U.S. and foreign data privacy requirements, data localization requirements, labor relations laws, enforcement of IP protection laws, laws relating to anti-corruption, anti-competition regulations, and import, export and trade restrictions. Further, international trade disputes could create uncertainty. Tariffs and international trade sanctions resulting from these disputes could affect the company’s ability to move goods and services across borders, or could impose added costs to those activities. Measures taken to date by the company to mitigate these impacts could be made less effective should trade sanctions or tariffs change. In addition, any widespread outbreak of an illness, pandemic or other local or global health issue, natural disasters, climate change impacts, or uncertain political climates, international hostilities, or any terrorist activities, could adversely affect customer demand, the company’s operations and supply chain, and its ability to source and deliver products and services to its customers. For example, on March 11, 2020, the World Health Organization (WHO) declared the novel coronavirus (COVID-19) a global pandemic. The COVID-19 pandemic has created volatility, uncertainty and economic disruption.

The Company May Not Meet Its Growth and Productivity Objectives: On an ongoing basis, IBM seeks to drive greater agility, productivity, flexibility and cost savings by continuously transforming with the use of automation, artificial intelligence, agile processes and changes to the ways of working, while also enabling the scaling of resources, offerings and investments through the company’s globally integrated model across both emerging and more established markets. These various initiatives may not yield their intended gains in speed, quality, productivity and enablement of rapid scaling, which may impact the company’s competitiveness and its ability to meet its growth and productivity objectives.

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

The Company’s Use of Accounting Estimates Involves Judgment and Could Impact the Company’s Financial Results: The application of accounting principles generally accepted in the U.S. (GAAP) requires the company to make estimates and assumptions about certain items and future events that directly affect its reported financial condition, including considering financial implications of the macroeconomic impacts of the COVID-19 pandemic. The company’s most critical accounting estimates are described in the Management Discussion in IBM’s 2021 Annual Report to Stockholders, under “Critical Accounting Estimates.” In addition, as discussed in note S, “Commitments & Contingencies,” in IBM’s 2021 Annual Report to Stockholders, the company makes certain estimates including decisions related to legal proceedings and reserves. These estimates and assumptions involve the use of judgment. As a result, actual financial results may differ.

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

The Company’s Business Could Be Impacted by Its Relationships with Critical Suppliers: IBM’s business employs a wide variety of components (hardware and software), supplies, services and raw materials from a substantial number of suppliers around the world. Certain of the company’s businesses rely on a single or a limited number of suppliers, including for server processor technology for certain semiconductors. Changes in the business condition (financial or otherwise) of these suppliers could subject the company to losses and affect its ability to bring products to market. Further, the failure of the company’s suppliers to deliver components, supplies, services and raw materials in sufficient quantities, in a timely or secure manner, and in compliance with all applicable laws and regulations could adversely affect the company’s business. In addition, any defective components, supplies or materials, or inadequate services received from suppliers could reduce the reliability of the company’s products and services and harm the company’s reputation.

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

The Company’s Reliance on Third Party Distribution Channels and Ecosystems Could Impact Its Business: The company offers its products directly and through a variety of third party distributors, resellers, independent software vendors, independent service providers, and other ecosystem partners. Changes in the business condition (financial or otherwise) of these ecosystem partners could subject the company to losses and affect its ability to bring its products to market. As the company moves into new areas, ecosystem partners may be unable to keep up with changes in technology and offerings, and the company may be unable to recruit and enable appropriate partners to achieve anticipated ecosystem growth objectives. In addition, the failure of ecosystem partners to comply with all applicable laws and regulations may prevent the company from working with them and could subject the company to losses and affect its ability to bring products to market.

Risks Related to Cybersecurity and Data Privacy

Cybersecurity and Privacy Considerations Could Impact the Company’s Business: There are numerous and evolving risks to cybersecurity and privacy, including risks originating from intentional acts of criminal hackers, hacktivists, nation states and competitors; from intentional and unintentional acts of customers, contractors, business partners, vendors, employees and other third parties; and from errors in processes or technologies, as well as the risks associated with an increase in the number of customers, contractors, business partners, vendors, employees and other third parties working remotely as a result of the COVID-19 pandemic. Computer hackers and others routinely attack the security of technology products, services, systems and networks using a wide variety of methods, including ransomware or other malicious software and attempts to exploit vulnerabilities in hardware, software, and infrastructure. Attacks also include social engineering and cyber extortion to induce customers, contractors, business partners, vendors, employees and other third parties to disclose information, transfer funds, or unwittingly provide access to systems or data. The company is at risk of security breaches not only of our own products, services, systems and networks, but also those of customers, contractors, business partners, vendors, employees and other third parties, particularly as all parties increasingly digitize their operations. Cyber threats are continually evolving, making it difficult to defend against such threats and vulnerabilities that can persist undetected over extended periods of time. The company’s products, services, systems and networks, including cloud-based systems and systems and technologies that the company maintains on behalf of its customers, are used in critical company, customer or third-party operations, and involve the storage, processing and transmission of sensitive data, including valuable intellectual property, other proprietary or confidential data, regulated data, and personal information of employees, customers and others. These products, services, systems and networks are also used by customers in heavily regulated industries, including those in the financial services, healthcare, critical infrastructure and government sectors. Successful cybersecurity attacks or other security incidents could result in, for example, one or more of the following: unauthorized access to, disclosure, modification, misuse, loss, or destruction of company, customer, or other third party data or systems; theft or import or export of sensitive, regulated, or confidential data including personal information and intellectual property, including key innovations in artificial intelligence, quantum, or other disruptive technologies; the loss of access to critical data or systems through ransomware, crypto mining, destructive attacks or other means; and business delays, service or system disruptions or denials of service. In the event of such actions, the company, its customers and other third parties could be exposed to liability, litigation, and regulatory or other government action, including debarment, as well as the loss of existing or potential customers, damage to brand and reputation, damage to our competitive position, and other financial loss. In addition, the cost and operational consequences of responding to cybersecurity incidents and implementing remediation measures could be significant. In the company’s industry, security vulnerabilities are increasingly discovered, publicized and exploited across a broad range of hardware, software or other infrastructure, elevating the risk of attacks and the potential cost of response and remediation for the company and its customers. In addition, the fast-paced, evolving, pervasive, and sophisticated nature of certain cyber threats and vulnerabilities, as well as the scale and complexity of the business and infrastructure, make it possible that certain threats or vulnerabilities will be undetected or unmitigated in time to prevent or minimize the impact of an attack on the company or its customers. Cybersecurity risk to the company and its customers also depends on factors such as the actions, practices and investments of customers, contractors, business partners, vendors, the open source community and other third parties, including, for example, providing and implementing patches to address vulnerabilities. Cybersecurity attacks or other catastrophic events resulting in disruptions to or failures in power, information technology, communication systems or other critical infrastructure could result in interruptions or delays to company, customer, or other third party operations or services, financial loss, injury or death to persons or property, potential liability, and damage to brand and reputation. Although the company continuously takes significant steps to mitigate cybersecurity risk across a range of functions, such measures can never eliminate the risk entirely or provide absolute security. The company regularly addresses cybersecurity attacks and vulnerabilities with the potential for exploitation, and while the company continues to monitor for, identify, investigate, respond to and remediate such events, there have not been cybersecurity incidents or vulnerabilities that have had a material adverse effect on the company, though there is no assurance that there will not be cybersecurity incidents or vulnerabilities that will have a material adverse effect in the future.

As a global enterprise, the regulatory environment with regard to cybersecurity, privacy and data protection issues is increasingly complex and will continue to impact the company’s business, including through increased risk, increased costs, and expanded or otherwise altered compliance obligations, including with respect to the increased regulatory activity around the security of critical infrastructure, IoT devices, customer industries (e.g., financial services) and various customer and government supply chain security programs. As the reliance on data grows for the company and our clients, the potential impact of regulations on the company’s business, risks, and reputation will grow accordingly. The enactment and expansion of cybersecurity, data protection and privacy laws, regulations and standards around the globe will continue to result in increased compliance costs, including due to an increased focus on international data transfer mechanisms driven by the European Court of Justice decision in the Schrems II matter; increased cybersecurity requirements and reporting obligations; the lack of harmonization of such laws and regulations; the increase in associated litigation and enforcement activity by governments and private parties; the potential for damages, fines and penalties and debarment; and the potential regulation of new and emerging technologies such as artificial intelligence. Any additional costs and penalties associated with increased compliance, enforcement, and risk reduction could make certain offerings less profitable or increase the difficulty of bringing certain offerings to market or maintaining certain offerings.

Risks Related to Laws and Regulations

The Company Could Incur Substantial Costs Related to Climate Change and Other Environmental Matters: IBM, like other companies, is subject to potential climate-related risks and costs such as those resulting from increased severe weather events, prolonged changes in temperature, new regulations affecting hardware products and data centers, carbon taxes, and increased environmental disclosures requested or required by clients, regulators and others. The company is also subject to various federal, state, local and foreign laws and regulations concerning the discharge of materials into the environment or otherwise related to environmental protection, including the U.S. Superfund law. The company could incur substantial costs, including cleanup costs, fines and civil or criminal sanctions, as well as third-party claims for property damage or personal injury, if it were to violate or become liable under environmental laws and regulations. We do not expect climate change or compliance with environmental laws and regulations focused on climate change to have a disproportionate effect on the company or its financial position, results of operations and competitive position.

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

The Company Is Subject to Legal Proceedings and Investigatory Risks: As a company with a substantial employee population and with clients in more than 175 countries, IBM is or may become involved as a party and/or may be subject to a variety of claims, demands, suits, investigations, tax matters and other proceedings that arise from time to time in the ordinary course of its business. The risks associated with such legal proceedings are described in more detail in note S, “Commitments & Contingencies,” in IBM’s 2021 Annual Report to Stockholders. The company believes it has adopted appropriate risk management and compliance programs. Legal and compliance risks, however, will continue to exist and additional legal proceedings and other contingencies, the outcome of which cannot be predicted with certainty, may arise from time to time.

Risks Related to Financing and Capital Markets Activities

The Company’s Results of Operations and Financial Condition Could Be Negatively Impacted by Its U.S. and non-U.S. Pension Plans: Adverse financial market conditions and volatility in the credit markets may have an unfavorable impact on the value of the company’s pension trust assets and its future estimated pension liabilities. As a result, the company’s financial results in any period could be negatively impacted. In addition, in a period of an extended financial market downturn, the company could be required to provide incremental pension plan funding with resulting liquidity risk which could negatively impact the company’s financial flexibility. Further, the company’s results could be negatively impacted by premiums for mandatory pension insolvency insurance coverage outside the United States. Premium increases could be significant due to the level of insolvencies of unrelated companies in the country at issue. IBM’s 2021 Annual Report to Stockholders includes information about potential impacts from pension funding and the use of certain assumptions regarding pension matters.

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

The Company’s Financial Performance Could Be Impacted by Changes in Market Liquidity Conditions and by Customer Credit Risk on Receivables: The company’s financial performance is exposed to a wide variety of industry sector dynamics worldwide, including sudden shifts in regional or global economic activity such as those associated with the COVID-19 pandemic. The company’s earnings and cash flows, as well as its access to funding, could be negatively impacted by changes in market liquidity conditions. IBM’s 2021 Annual Report to Stockholders includes information about the company’s liquidity position. The company’s client base includes many enterprises worldwide, from small and medium businesses to the world’s largest organizations and governments, with a significant portion of the company’s revenue coming from global clients across many sectors. Most of the company’s sales are on an open credit basis, and the company performs ongoing credit evaluations of its clients’ financial conditions. If the company becomes aware of information related to the creditworthiness of a major customer, or if future actual default rates on receivables in general differ from those currently anticipated, the company may have to adjust its allowance for credit losses, which could affect the company’s consolidated net income in the period the adjustments are made.

Risks Related to the Spin-Off of Kyndryl Holdings, Inc.

If the Kyndryl Holdings, Inc. Spin-off fails to qualify for tax-free treatment, it could result in substantial tax liability for the Company and its stockholders: In connection with the spin-off of Kyndryl Holdings, Inc., the company obtained a private letter ruling from the IRS and an opinion from its tax advisor, in each case to the effect that, for U.S. federal income tax purposes, the spin-off will qualify as a tax-free reorganization under sections 368(a)(1)(D) and 355 of the Internal Revenue Code of 1986, as amended. The IRS private letter ruling and the opinion rely on certain facts, assumptions, representations and undertakings from Kyndryl Holdings, Inc. and the company regarding the past and future conduct of the companies’ respective businesses and other matters. If any of these facts, assumptions, representations, or undertakings are incorrect or not satisfied, the conclusions reached in the IRS private letter ruling and/or the opinion could be jeopardized. If the spin-off is determined to be taxable for U.S. federal income tax purposes, the company’s stockholders that are subject to U.S. federal income tax and the company could incur significant U.S. federal income tax liabilities.

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

Item 1B. Unresolved Staff Comments:

Not applicable.

Item 2. Properties:

IBM’s corporate headquarters are located at an owned site in Armonk, New York. As of December 31, 2021, in aggregate, we owned or leased facilities for current use consisting of approximately 52 million square feet worldwide.

At December 31, 2021, IBM’s facilities in the U.S. had aggregate floor space of approximately 20 million square feet, of which approximately 9 million was owned and 11 million was leased. Outside the U.S., facilities totaled nearly 32 million square feet, of which 7 million was owned and 25 million was leased. This space is primarily used for sales and distribution, manufacturing and development, data processing services including the company’s cloud centers, research and other administrative and general support purposes. Our facilities are utilized for current operations of all business segments.

Continuous maintenance and upgrading of facilities are essential to maintain technological leadership, improve productivity and meet customer demand. We believe that in all material respects our properties have been satisfactorily maintained, are in good condition and are suitable for our operations.

Item 3. Legal Proceedings:

Refer to note S, “Commitments & Contingencies,” on pages 113 to 115 of IBM’s 2021 Annual Report to Stockholders, which is incorporated herein by reference.

Item 4. Mine Safety Disclosures:

Not applicable.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities:

Refer to page 139 of IBM’s 2021 Annual Report to Stockholders, which is incorporated herein by reference solely as it relates to this item.

IBM common stock is listed on the New York Stock Exchange and the NYSE Chicago under the symbol “IBM.” There were 362,482 common stockholders of record at February 11, 2022.

The following table provides information relating to the company’s repurchase of common stock for the fourth quarter of 2021.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program*
October 1, 2021— October 31, 2021	—	$—	—	$2,007,611,768
November 1, 2021— November 30, 2021	—	$—	—	$2,007,611,768
December 1, 2021— December 31, 2021	—	$—	—	$2,007,611,768
Total	—	$—	—

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

The company suspended its share repurchase program at the time of the Red Hat closing. At December 31, 2021 there was approximately $2.0 billion in authorized funds remaining for purchases under this program.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations:

Refer to pages 6 through 57 of IBM’s 2021 Annual Report to Stockholders, which are incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk:

Refer to the section titled “Market Risk” on pages 53 and 54 of IBM’s 2021 Annual Report to Stockholders, which is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data:

Refer to pages 62 through 135 and pages 137 through 138 of IBM’s 2021 Annual Report to Stockholders, which are incorporated herein by reference. Also refer to the Financial Statement Schedule on page S-1 of this Form 10-K.

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

Refer to “Report of Management” and “Report of Independent Registered Public Accounting Firm” on pages 58 through 61 of IBM’s 2021 Annual Report to Stockholders, which are incorporated herein by reference. There has been no change in the company’s internal control over financial reporting that occurred during the fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

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

During the quarter ended December 31, 2021, as permitted under GL 1B, IBM filed notifications with the FSB as required in connection with the importation and distribution of our products in the Russian Federation. No payments were issued or received, and no gross revenue or net profits were generated in connection with these filing activities. IBM and its subsidiaries do not sell products or provide services to the FSB. To the extent permitted by applicable law, IBM and its subsidiaries expect to continue to file notifications with the FSB and may apply for import licenses and permits from the FSB in connection the importation and distribution of our products in the Russian Federation.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections:

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance:

Refer to the information under the captions “Election of Directors for a Term of One Year,” “Governance and the Board—Committees of the Board,” “Governance and the Board—Delinquent Section 16(a) Reports: None,” “Governance and the Board—Corporate Governance” and “Frequently Asked Questions—How do I submit an item of business for the 2023 Annual Meeting?” in IBM’s definitive Proxy Statement to be filed with the SEC and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held April 26, 2022, all of which information is incorporated herein by reference. Also refer to Item 1 of this Form 10-K under the caption “Executive Officers of the Registrant (at February 22, 2022)” on page 3 for additional information on the company’s executive officers.

Item 11. Executive Compensation:

Refer to the information under the captions “2021 Summary Compensation Table and Related Narrative,” “2021 Summary Compensation Table,” “2021 Compensation Discussion and Analysis,” “2021 Grants of Plan-Based Awards Table,” “2021 Outstanding Equity Awards at Fiscal Year-End Table,” “2021 Option Exercises and Stock Vested Table,” “2021 Retention Plan Table,” “2021 Pension Benefits Narrative,” “2021 Pension Benefits Table,” “2021 Nonqualified Deferred Compensation Narrative,” “2021 Nonqualified Deferred Compensation Table,” “2021 Potential Payments Upon Termination Narrative,” “2021 Potential Payments Upon Termination Table,” “Governance and the Board—Compensation Committee Interlocks and Insider Participation: None,” “Compensation Program as It Relates to Risk,” “2021 Executive Compensation—Report of the Executive Compensation and Management Resources Committee of the Board of Directors,” and “Pay Ratio” in IBM’s definitive Proxy Statement to be filed with the SEC and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held April 26, 2022, all of which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters:

Refer to the information under the captions “Ownership of Securities—Security Ownership of Certain Beneficial Owners” and “Ownership of Securities—Common Stock and Stock-Based Holdings of Directors and Executive Officers” in IBM’s definitive Proxy Statement to be filed with the SEC and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held April 26, 2022, all of which information is incorporated herein by reference.

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1) (a)		Weighted-average exercise price of outstanding options, warrants and rights(1) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a)) (c)
Equity compensation plans approved by security holders
Options	1,549,732		$135.35	—
RSUs	17,078,980		N/A	—
PSUs	5,945,498	(2)	N/A	—
Subtotal	24,574,210		$135.35	63,441,019
Equity compensation plans not approved by security holders
Options	—		$—	—
RSUs	1,959,500		N/A	—
PSUs	405,020	(2)	N/A	—
DCEAP shares	177,388		N/A	—
Subtotal	2,541,908		$—	32,956,527
Total	27,116,118		$135.35	96,397,546

N/A is not applicable

RSUs = Restricted Stock Units, including Retention Restricted Stock Units

PSUs = Performance Share Units

DCEAP Shares = Promised Fee Shares under the DCEAP (see plan description below)

(1)	In connection with 16 acquisition transactions, 635,297 additional share based awards, consisting of stock options, were outstanding at December 31, 2021 as a result of the Company’s assumption of awards granted by the acquired entities. The weighted-average exercise price of these awards was $25.92. The Company has not made, and will not make, any further grants or awards of equity securities under the plans of these acquired companies.
(2)	The numbers included for PSUs in column (a) above reflect the maximum number payout. Assuming target number payout, the number of securities to be issued upon exercise of PSUs for equity compensation plans approved by security holders is 3,497,352 and for equity compensation plans not approved by security holders is 231,505. For additional information about PSUs, including payout calculations, refer to the information under ‘‘2021 Summary Compensation Table Narrative’’ in IBM’s definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held April 26, 2022.

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

Amended and Restated Deferred Compensation and Equity Award Plan (the “DCEAP”)

The DCEAP was adopted in 1993 and amended and restated effective January 1, 2014. Under the Amended and Restated DCEAP, non-management directors receive Promised Fee Shares in connection with deferred annual retainer payments. Each Promised Fee Share is equal in value to one share of the company’s common stock. Upon a director’s retirement or other completion of service as a director, amounts deferred into Promised Fee Shares are payable in either cash and/or shares of the company’s stock either as lump sum or installments pursuant to the director’s distribution election. For additional information about the DCEAP, see ‘‘2021 Director Compensation Narrative’’ in IBM’s definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held April 26, 2022.

Item 13. Certain Relationships and Related Transactions, and Director Independence:

Refer to the information under the captions “IBM Board of Directors,” “Governance and the Board—Committees of the Board,” “Governance and the Board—Certain Transactions and Relationships” and “Governance and the Board—Corporate Governance—Independent Board” in IBM’s definitive Proxy Statement to be filed with the SEC and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held April 26, 2022, all of which information is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services:

Refer to the information under the captions “Report of the Audit Committee of the Board of Directors” and “Audit and Non-Audit Fees” in IBM’s definitive Proxy Statement to be filed with the SEC and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held April 26, 2022, all of which information is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules:

(a)	The following documents are filed as part of this report:
1.	Financial statements from IBM’s 2021 Annual Report to Stockholders, which are incorporated herein by reference:

Report of Independent Registered Public Accounting Firm ‒ PCAOB Firm ID 238 (pages 59 through 61).

Consolidated Income Statement for the years ended December 31, 2021, 2020 and 2019 (page 62).

Consolidated Statement of Comprehensive Income for the years ended December 31, 2021, 2020 and 2019 (page 63).

Consolidated Balance Sheet at December 31, 2021 and 2020 (page 64).

Consolidated Statement of Cash Flows for the years ended December 31, 2021, 2020 and 2019 (page 65).

Consolidated Statement of Equity at December 31, 2021, 2020 and 2019 (pages 66 and 67).

Notes to Consolidated Financial Statements (pages 68 through 135).

2.	Financial statement schedule required to be filed by Item 8 of this Form:

Page	Schedule Number
Report of Independent Registered Public Accounting Firm on Financial Statement Schedule.
S-1	II	Valuation and Qualifying Accounts and Reserves for the years ended December 31, 2021, 2020 and 2019.

All other schedules are omitted as the required matter is not present, the amounts are not significant or the information is shown in the Consolidated Financial Statements or the notes thereto.

3.	Exhibits:

Reference Number per Item 601 of Regulation S-K	Description of Exhibits	Exhibit Number in this Form 10-K
(3)	Certificate of Incorporation and By-laws.
	The Certificate of Incorporation of IBM.	3.1
The By-Laws of IBM, as amended through October 25, 2021, is Exhibit 3.2 to Form 8-K, filed October 22, 2021, and is hereby incorporated by reference.
(4)	Instruments defining the rights of security holders.

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

The instruments defining the rights of the holders of the 1.125% Notes due 2024 and 1.750% Notes due 2028 are Exhibits 4.2 and 4.3 to Form 8-K filed March 4, 2016, and are hereby incorporated by reference.

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

The instruments defining the rights of the holders of 2.850% Notes due 2022, the 3.000% Notes due 2024, the 3.300% Notes due 2026, the 3.500% Notes due 2029, the 4.150% Notes due 2039 and the 4.250% Notes due 2049 are Exhibits 4.3, 4.4, 4.5, 4.6, 4.7 and 4.8 to Form 8-K, filed May 14, 2019, and are hereby incorporated by reference.

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

The instruments defining the rights of the holders of the 0.875% Notes due 2030, 1.250% Notes due 2034, 2.200% Notes due 2027, 2.720% Notes due 2032 and 3.430% Notes due 2052 are Exhibits 4.1, 4.2, 4.3, 4.4 and 4.5 to Form 8-K filed February 8, 2022, and are hereby incorporated by reference.

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

The IBM 1997 Long-Term Performance Plan, a compensatory plan, contained in Registration Statement No. 333-31305 on Form S-8, as such amended plan was filed as Exhibit 10.4 to Form 10-Q for the quarter ended September 30, 2007, is hereby incorporated by reference.*

The VMTurbo, Inc. Amended and Restated 2008 Stock Plan, a compensatory plan, contained in Registration Statement No. 333-259965 on Form S-8, as such amended and restated plan was filed as Exhibit 4.3 to Form S-8 filed on October 1, 2021, is hereby incorporated by reference.*

Forms of LTPP equity award agreements for (i) stock options, restricted stock, restricted stock units, cash-settled restricted stock units, SARS and (ii) retention restricted stock unit awards. Such equity award agreement forms and the related terms and conditions document, effective June 9, 2014, were filed under Exhibit 10.1 as Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2014, are hereby incorporated by reference.*

Form of LTPP equity award agreement for performance share units was filed as Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2015, and is hereby incorporated by reference.*
Terms and Conditions of LTPP equity award agreements was filed as Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2016, and is hereby incorporated by reference.*

Form of LTPP equity award agreement for performance share units and Terms and Conditions of LTPP Equity Awards, effective June 1, 2018, in connection with the foregoing award agreements, filed as Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2018, is hereby incorporated by reference.*

Forms of LTPP equity award agreements for (i) stock options, restricted stock, restricted stock units, cash-settled restricted stock units, SARS, (ii) performance share units and (iii) retention restricted stock unit awards as well as the Terms and Conditions of LTPP Equity Awards, effective August 15, 2018, in connection with the foregoing award agreements, filed as Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2018, are hereby incorporated by reference.*

Forms of equity award agreements for (i) stock options, restricted stock, restricted stock units, cash-settled restricted stock units, SARS, (ii) performance share units and (iii) retention restricted stock unit awards as well as the Terms and Conditions of LTPP Equity Awards, effective October 1, 2018, in connection with the foregoing award agreements, filed as Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2018 are hereby incorporated by reference.*

Terms and Conditions of LTPP equity award agreements was filed as Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2019, and is hereby incorporated by reference.*

Forms of equity award agreements for stock options, restricted stock, restricted stock units, cash-settled restricted stock units and SARS, as well as the Terms and Conditions of LTPP Equity Awards, effective July 15, 2019, in connection with the foregoing award agreements, filed as Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2019, are hereby incorporated by reference.*

Reference Number per Item 601 of Regulation S-K	Description of Exhibits	Exhibit Number in this Form 10-K

Forms of LTPP equity award agreements for (i) stock options, restricted stock, restricted stock units, cash-settled restricted stock units, SARS, and (ii) performance share units, as well as the Terms and Conditions of LTPP Equity Awards, effective October 1, 2019, in connection with the foregoing award agreements, filed as Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2019, are hereby incorporated by reference.*

Form of LTPP equity award agreement for performance share units and the terms and conditions of LTPP Equity Awards, effective December 17, 2019, in connection with the foregoing award agreements, filed as Exhibit 10.1 to Form 10-K for the year ended December 31, 2019, are hereby incorporated by reference.*

Form of LTPP equity award agreement for performance share units and the terms and conditions of LTPP Equity Awards, effective March 2, 2020, in connection with the foregoing award agreements, filed as Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2020, are hereby incorporated by reference.*

Terms and Conditions of IBM LTPP Equity Awards, effective June 1, 2020, filed as Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2020, are hereby incorporated by reference.*

Form of LTPP equity award agreement for performance share unites, effective, January 1, 2021, filed as Exhibit 10.1 to Form 10-Q for the quarter ended March 1, 2021, is hereby incorporated by reference.*

Forms of LTPP equity award agreements for (i) stock options, restricted stock, restricted stock units, cash-settled restricted stock units, SARS, (ii) performance share units and (iii) retention restricted stock unit awards, effective June 1, 2021, filed as Exhibit 10.1 to the Form 10-Q for the quarter ended June 30, 2021, are hereby incorporated by reference.*

Forms of LTPP equity award agreements for (i) stock options, restricted stock units, cash-settled restricted stock units, SARS, and (ii) performance share units, as well as the Terms and Conditions of LTPP Equity Awards, effective January 1, 2022, in connection with the foregoing award agreements.*

10.1

Board of Directors compensatory plans, as described under the caption “General Information—2020 Director Compensation” in IBM’s definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held April 26, 2022, are hereby incorporated by reference.*

The IBM Non-Employee Directors Stock Option Plan, contained in Registration Statement 33-60227 on Form S-8, is hereby incorporated by reference.*

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

The IBM Supplemental Executive Retention Plan, a compensatory plan, as amended and restated through December 31, 2008, which was filed as Exhibit 10.2 to Form 10-K for the year ended December 31, 2008, is hereby incorporated by reference.*

Amendment No. 1 to the IBM Supplemental Executive Retention Plan, a compensatory plan, effective December 9, 2014, which was filed as Exhibit 10.1 to Form 10-K for the year ended December 31, 2014, and is hereby incorporated by reference.*

The IBM Excess 401(k) Plus Plan, a compensatory plan (formerly the IBM Executive Deferred Compensation Plan), as amended and restated through January 1, 2021, filed as Exhibit 10.1 to Form 10-K for the year ended December 31, 2020, is hereby incorporated by reference.*

The IBM 2003 Employees Stock Purchase Plan, contained in Registration Statement 333-104806 on Form S-8, as amended through April 1, 2005, which was filed as Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2005, is hereby incorporated by reference.*

	Form of Noncompetition Agreement, filed as Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2009, is hereby incorporated by reference.*
	Form of Noncompetition Agreement, filed as Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2012, is hereby incorporated by reference.*
	Form of Noncompetition Agreement, filed as Exhibit 10.2 to Form 10-K for the year ended December 31, 2015, is hereby incorporated by reference.*
	Form of Noncompetition Agreement, filed as Exhibit 10.3 to Form 10-Q for the quarter ended June 30, 2016, is hereby incorporated by reference.*
	Form of Noncompetition Agreement, filed as Exhibit 10.1 to Form 10-K for the year ended December 31, 2016, is hereby incorporated by reference.*
	Form of Noncompetition Agreement, filed as Exhibit 10.3 to Form 10-K for the year ended December 31, 2017, is hereby incorporated by reference.*
	Form of Noncompetition Agreement, filed as Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 2018, is hereby incorporated by reference.*
	Form of Noncompetition Agreement, filed as Exhibit 10.2 to Form 10-K for the year ended December 31, 2019, is hereby incorporated by reference.*
	Form of Noncompetition Agreement, filed as Exhibit 10.2 to Form 10-K for the year ended December 31, 2020, is hereby incorporated by reference.*
	Form of Noncompetition Agreement.*	10.2
	Letter Agreement, signed by James Whitehurst and IBM, dated October 28, 2018, filed as Exhibit 10.3 to Form 10-K for the year ended December 31, 2020, is hereby incorporated by reference.*

Reference Number per Item 601 of Regulation S-K	Description of Exhibits	Exhibit Number in this Form 10-K
	Letter Agreement, signed by James Whitehurst and IBM, dated December 12, 2019, filed as Exhibit 10.4 to Form 10-K for the year ended December 31, 2020, is hereby incorporated by reference.*
	Letter dated December 15, 2020, signed by Virginia M. Rometty and IBM was included as Exhibit 99.2 to the Form 8-K filed December 16, 2020, and is hereby incorporated by reference.*
	Letter dated December 15, 2020, signed by John E. Kelly III and IBM was included as Exhibit 99.1 to the Form 8-K filed December 18, 2020, and is hereby incorporated by reference.*
	Letter Agreement, signed by Gary Cohn and IBM, dated December 24, 2020.*	10.3
	Letter Agreement, signed by Gary Cohn, dated December 24, 2020.*	10.4

$2,500,000,000 Three-Year Credit Agreement, dated as of June 22, 2021, among International Business Machines Corporation, the Subsidiary Borrowers parties thereto, the several banks and other financial institutions from time to time parties to such agreement, JPMorgan Chase Bank, N.A., as Administrative Agent, BNP Paribas, Citibank N.A. and Royal Bank of Canada, as Syndication Agents, and the Documentation Agents named therein, filed as Exhibit 10.1 to Form 8-K filed June 25, 2021, is hereby incorporated by reference.

$7,500,000,000 Five-Year Credit Agreement, dated as of June 22, 2021, among International Business Machines Corporation, the Subsidiary Borrowers parties thereto, the several banks and other financial institutions from time to time parties to such agreement, JPMorgan Chase Bank, N.A., as Administrative Agent, BNP Paribas, Citibank, N.A. and Royal Bank of Canada, as Syndication Agents, and the Documentation Agents named therein, filed as Exhibit 10.2 to Form 8-K filed June 25 2021, is hereby incorporated by reference.

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

**   The Performance Graph, set forth on page 136 of IBM’s 2021 Annual Report to Stockholders, is deemed to be furnished but not filed.

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

Date: February 22, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ARVIND KRISHNA	Chairman of the Board, and Chief Executive Officer	February 22, 2022
Arvind Krishna

/s/ JAMES J. KAVANAUGH	Senior Vice President and Chief Financial Officer, Finance and Operations	February 22, 2022
James J. Kavanaugh

/s/ ROBERT F. DEL BENE	Vice President and Controller (Chief Accounting Officer)	February 22, 2022
Robert F. Del Bene

2 of 2

Board of Directors

		By:	/s/ FRANK SEDLARCIK
Frank Sedlarcik
Thomas Buberl	Director		Attorney-in-fact February 22, 2022
Michael L. Eskew	Director
David N. Farr	Director
Alex Gorsky	Director
Michelle Howard	Director
Andrew N. Liveris	Director
F. William McNabb III	Director
Martha E. Pollack	Director
Joseph R. Swedish	Director
Peter R. Voser	Director
Frederick H. Waddell	Director
Alfred W. Zollar	Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders of

International Business Machines Corporation:

Our audits of the consolidated financial statements referred to in our report dated February 22, 2022 appearing in the 2021 Annual Report to Stockholders of International Business Machines Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

New York, New York

February 22, 2022

SCHEDULE II

INTERNATIONAL BUSINESS MACHINES CORPORATION AND SUBSIDIARY COMPANIES

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

For the Years Ended December 31:

(Dollars in Millions)

	Balance at					Balance at
	Beginning of		Additions/			End of
Description	Period		(Deductions)	Write-offs	Other	Period
Allowance For Credit Losses
2021
–Current	$503		$(35)	$(46)	$(4)	$418
–Noncurrent	$47		$(21)	$0	$(2)	$25
2020
–Current	$471	*	$91	$(78)	$19	$503
–Noncurrent	$56	*	$4	$(0)	$(13)	$47
2019
–Current	$477		$47	$(96)	$8	$437
–Noncurrent	$48		$(10)	$(4)	$(1)	$33
Allowance For Inventory Losses
2021	$514		$240	$(118)	$(3)	$633
2020	$490		$135	$(125)	$15	$514
2019	$530		$115	$(166)	$11	$490
Revenue Based Provisions
2021	$372		$627	$(574)	$10	$435
2020	$383		$689	$(712)	$13	$372
2019	$384		$735	$(731)	$(5)	$383

Schedule II balances above are presented on a continuing operations basis and the prior year amounts have been recast to remove Kyndryl, which is presented within discontinued operations. Refer to note C, “Separation of Kyndryl,” for additional information related to Kyndryl discontinued operations.

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