Form 10-K
period 2022-12-31
INTERNATIONAL BUSINESS MACHINES CORP
filed 2023-02-28
CIK 51143

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT

pursuant to Section 13 or 15 (d) of the

Securities Exchange Act of 1934

FOR THE YEAR ENDED DECEMBER 31, 2022

1-2360

(Commission file number)

INTERNATIONAL BUSINESS MACHINES CORPORATION

(Exact name of registrant as specified in its charter)

New York (State of Incorporation) One New Orchard Road	13-0871985 (IRS Employer Identification Number)
Armonk, New York (Address of principal executive offices)	10504 (Zip Code)

914-499-1900

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Capital stock, par value $.20 per share	IBM	New York Stock Exchange
NYSE Chicago
1.250% Notes due 2023	IBM 23A	New York Stock Exchange
1.125% Notes due 2024	IBM 24A	New York Stock Exchange
2.875% Notes due 2025	IBM 25A	New York Stock Exchange
0.950% Notes due 2025	IBM 25B	New York Stock Exchange
0.875% Notes due 2025	IBM 25C	New York Stock Exchange
0.300% Notes due 2026	IBM 26B	New York Stock Exchange
1.250% Notes due 2027	IBM 27B	New York Stock Exchange
3.375% Notes due 2027	IBM 27F	New York Stock Exchange
0.300% Notes due 2028	IBM 28B	New York Stock Exchange
1.750% Notes due 2028	IBM 28A	New York Stock Exchange
1.500% Notes due 2029	IBM 29	New York Stock Exchange
0.875% Notes due 2030	IBM 30A	New York Stock Exchange
1.750% Notes due 2031	IBM 31	New York Stock Exchange
3.625% Notes due 2031	IBM 31B	New York Stock Exchange
0.650% Notes due 2032	IBM 32A	New York Stock Exchange
1.250% Notes due 2034	IBM 34	New York Stock Exchange
3.750% Notes due 2035	IBM 35	New York Stock Exchange
4.875% Notes due 2038	IBM 38	New York Stock Exchange
1.200% Notes due 2040	IBM 40	New York Stock Exchange
4.000% Notes due 2043	IBM 43	New York Stock Exchange
7.00% Debentures due 2025	IBM 25	New York Stock Exchange
6.22% Debentures due 2027	IBM 27	New York Stock Exchange
6.50% Debentures due 2028	IBM 28	New York Stock Exchange
5.875% Debentures due 2032	IBM 32D	New York Stock Exchange
7.00% Debentures due 2045	IBM 45	New York Stock Exchange
7.125% Debentures due 2096	IBM 96	New York Stock Exchange

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was $127.5 billion.

The registrant had 907,105,611 shares of common stock outstanding at February 10, 2023.

Documents incorporated by reference:

Portions of IBM’s Annual Report to Stockholders for the year ended December 31, 2022 are incorporated by reference into Parts I, II and IV of this Form 10-K.

Portions of IBM’s definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held April 25, 2023 are incorporated by reference into Part III of this Form 10-K.

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

The following information is included in IBM’s 2022 Annual Report to Stockholders and is incorporated by reference:

IBM Strategy—pages 11 to 13.

Business Segments and Capabilities—pages 14 to 15.

Human Capital—pages 15 to 16.

Strategic Partnerships

We proactively partner with a broad variety of companies including hyperscalers, service providers, global system integrators, and software and hardware vendors. We work alongside our partners to deliver end-to-end solutions that address our clients’ complex business challenges while accelerating growth. Our strategic partners include: Adobe, Amazon Web Services (AWS), Cisco Systems, Microsoft, Oracle, Salesforce, Samsung Electronics and SAP, among others.

Companies with which we have strategic partnerships in some areas may be competitors in other areas.

Competition

IBM is a globally integrated enterprise that participates in a highly competitive environment. Our competitors vary by industry segment, and range from large multinational enterprises to smaller, more narrowly focused entities. Across our business segments, we recognize hundreds of competitors worldwide and as we execute our hybrid cloud and AI strategy, we are regularly exposed to new competitors.

Our principal methods of competition are: technology innovation; performance; price; quality; brand; our breadth of capabilities, products and services; talent; client relationships and trust; the ability to deliver business value to clients; and service and support. In order to maintain leadership, we optimize our portfolio with organic and inorganic innovations and effective resource allocation. These investments not only drive current performance but will extend our innovation leadership into the future.

Our breadth and depth of expertise enables us to take different technologies and bring them together to solve the most pressing business issues of our clients. We differentiate from other providers by bringing together incumbency with enterprises, deep expertise in technology, industries and business processes, a broad go-to-market reach including an ecosystem of partners and alliances, and a strong focus on innovation. All of these attributes position IBM for accelerated growth now and prepare us for the next set of business opportunities, such as quantum computing.

Overall, the company is the leader or among the leaders in each of our business segments. A summary of the competitive environment for each business segment is included below:

Software:

The depth, breadth, and innovation of our software offerings, coupled with our global reach, deep industry expertise and research capabilities help differentiate our offerings from our competitors. Our hybrid cloud platform based on open technologies allows clients to realize their digital and AI transformations across the applications, data, and environments in which they operate. The principal competitors in this segment include: Alphabet (Google), Amazon, BMC, Broadcom, Cisco Systems, Informatica, Microsoft, Oracle, Palo Alto Networks, Salesforce, SAP, Splunk and VMware. We also compete with smaller, niche competitors in specific geographic regions or product segments.

Consulting:

Consulting focuses on integrating skills on strategy, experience, technology and operations by domain and industry. Consulting competes in a dynamic market including consulting, systems integration, application management and business process outsourcing services. Our broad-based competitors include: Accenture, Capgemini, India-based service providers, management consulting firms, the consulting practices of public accounting firms, engineering service providers, and many companies that primarily focus on local markets or niche service areas.

Infrastructure:

IBM is well positioned in the growing hybrid cloud infrastructure market, providing on-premises and cloud-based server and storage solutions. We gain advantage and differentiation through investments in higher-value capabilities, including security, scalability, and reliability, designed especially for mission-critical and regulated workloads. In addition, we offer a portfolio of life-cycle services for hybrid cloud infrastructure deployment. Our principal competitors include: Dell Technologies, Hewlett-Packard Enterprise (HPE), Intel, NetApp and Pure Storage as well as original device manufacturers (ODMs) who provide systems that are re-branded. Further, cloud service providers are leveraging innovation in technology and service delivery to compete with traditional providers and to offer new routes to market for server and storage systems.

Financing:

Financing provides client and commercial financing, facilitating IBM clients’ acquisition of IT systems, software and services. Financing’s ability to manage credit and residual value risk generates a competitive advantage for the company. The key competitive factors include: interest rates charged, IT product experience, client service, contract flexibility, ease of doing business, global capabilities and residual values. In client and commercial financing, Financing primarily competes with non-captive financing entities and financial institutions.

Forward-looking and Cautionary Statements

Certain statements contained in this Form 10-K may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (“Reform Act”). Forward-looking statements are based on the company’s current assumptions regarding future business and financial performance. These statements by their nature address matters that are uncertain to different degrees. The company may also make forward-looking statements in other reports filed with the Securities and Exchange Commission (“SEC”), in materials delivered to stockholders and in press releases. In addition, the company’s representatives may from time to time make oral forward-looking statements. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Words such as “anticipates,” “believes,” “expects,” “estimates,” “intends,” “plans,” “projects,” and similar expressions, may identify such forward-looking statements. Any forward-looking statement in this Form 10-K speaks only as of the date on which it is made. Except as required by law, the company assumes no obligation to update or revise any forward-looking statements. In accordance with the Reform Act, set forth under Item 1A. “Risk Factors” on pages 3 to 10 are cautionary statements that accompany those forward-looking statements. Readers should carefully review such cautionary statements as they identify certain important factors that could cause actual results to differ materially from those in the forward-looking statements and from historical trends. Those cautionary statements are not exclusive and are in addition to other factors discussed elsewhere in this Form 10-K, in the company’s filings with the SEC or in materials incorporated therein by reference.

The following information is included in IBM’s 2022 Annual Report to Stockholders and is incorporated herein by reference:

Segment information and revenue by classes of similar products or services—pages 70 to 73.

Financial information regarding environmental activities—page 95.

The number of persons employed by the registrant—page 15.

The management discussion overview—pages 8 to 10.

Website information and company reporting—page 122.

Information About Our Executive Officers (at February 28, 2023):

	Age	Officer since
Arvind Krishna, Chairman of the Board and Chief Executive Officer*	60	2020
Michelle H. Browdy, Senior Vice President, Legal and Regulatory Affairs, and General Counsel	58	2015
Gary D. Cohn, Vice Chairman	62	2021
Nicolas A. Fehring, Vice President and Controller	44	2023
James J. Kavanaugh, Senior Vice President and Chief Financial Officer, Finance and Operations	56	2008
Nickle J. LaMoreaux, Senior Vice President and Chief Human Resources Officer	43	2020
Tom Rosamilia, Senior Vice President and Senior Advisor	62	2021

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

Item 1A. Risk Factors:

Risks Related to Our Business

Downturn in Economic Environment and Client Spending Budgets Could Impact the Company’s Business: If overall demand for IBM’s products and solutions decreases, whether due to general economic conditions, or a shift in client buying patterns, the company’s revenue and profit could be impacted.

Failure of Innovation Initiatives Could Impact the Long-Term Success of the Company: IBM has moved into areas, including those that incorporate or utilize hybrid cloud, artificial intelligence, quantum and other disruptive technologies, in which it can differentiate itself through responsible innovation, by leveraging its investments in R&D and attracting a successful developer ecosystem. If IBM is unable to continue its cutting-edge innovation in a highly competitive and rapidly evolving environment or is unable to commercialize such innovations, expand and scale them with sufficient speed and versatility or is unable to attract a successful developer ecosystem, the company could fail in its ongoing efforts to maintain and increase its market share and its profit margins.

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

The Company’s Financial Results for Particular Periods Are Difficult to Predict: IBM’s revenues and profitability are affected by such factors as the introduction of new products and services, the ability to compete effectively in increasingly competitive marketplaces, the length of the sales cycles and the seasonality of technology purchases. In addition, certain of the company’s growth areas involve new products, new customers, new and evolving competitors, and new markets, all of which contribute to the difficulty of predicting the company’s financial results. The company’s financial results may also be impacted by the structure of products and services contracts and the nature of its customers’ businesses; for example, certain of the company’s services contracts with commercial customers in regulated industries are subject to periodic review by regulators with respect to controls and processes. Further, general economic conditions, including sudden shifts in regional or global economic activity may impact the company’s financial results in any particular period. As a result of the above-mentioned factors, the company’s financial results are difficult to predict. Historically, the company has had lower revenue in the first quarter than in the immediately preceding fourth quarter. In addition, the high volume of products typically ordered at the end of each quarter, especially at the end of the fourth quarter, make financial results for a given period difficult to predict.

Due to the Company’s Global Presence, Its Business and Operations Could Be Impacted by Local Legal, Economic, Political, Health and Other Conditions: The company is a globally integrated entity, operating in over 175 countries worldwide and deriving about sixty percent of its revenues from sales outside the United States. Changes in the laws or policies of the countries in which the company operates, or inadequate development or enforcement of such laws or policies, could affect the company’s business and the company’s overall results of operations. Further, the company may be impacted directly or indirectly by the development and enforcement of laws and regulations in the U.S. and globally that are specifically targeted at the technology industry. The company’s results of operations also could be affected by economic and political changes in those countries and by macroeconomic changes, including recessions, inflation, currency fluctuations between the U.S. dollar and non-U.S. currencies and adverse changes in trade relationships amongst those countries. Further, as the company expands its customer base and the scope of its offerings, both within the U.S. and globally, it may be impacted by additional regulatory or other risks, including, compliance with U.S. and foreign data privacy requirements, data localization requirements, labor relations laws, enforcement of IP protection laws, laws relating to anti-corruption, anti-competition regulations, and import, export and trade restrictions. Further, international trade disputes could create uncertainty. Tariffs and international trade sanctions resulting from these disputes could affect the company’s ability to move goods and services across borders, or could impose added costs to those activities. Measures taken to date by the company to mitigate these impacts could be made less effective should trade sanctions or tariffs change. In addition, any widespread outbreak of an illness, pandemic or other local or global health issue, natural disasters, climate change impacts, or uncertain political climates, international hostilities, or any terrorist activities, could adversely affect customer demand, the company’s operations and supply chain, and its ability to source and deliver products and services to its customers.

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

Ineffective Internal Controls Could Impact the Company’s Business and Operating Results: The company’s internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, failure or interruption of information technology systems, the circumvention or overriding of controls, or fraud. Even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. If the company fails to maintain the adequacy of its internal controls, including any failure to implement required new or improved controls, or if the company experiences difficulties in their implementation, the company’s business and operating results could be harmed and the company could fail to meet its financial reporting obligations.

The Company’s Use of Accounting Estimates Involves Judgment and Could Impact the Company’s Financial Results: The application of accounting principles generally accepted in the U.S. (GAAP) requires the company to make estimates and assumptions about certain items and future events that directly affect its reported financial condition. The company’s most critical accounting estimates are described in the Management Discussion in IBM’s 2022 Annual Report to Stockholders, under “Critical Accounting Estimates.” In addition, as discussed in note R, “Commitments & Contingencies,” in IBM’s 2022 Annual Report to Stockholders, the company makes certain estimates including decisions related to legal proceedings and reserves. These estimates and assumptions involve the use of judgment. As a result, actual financial results may differ.

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

Risks Related to Cybersecurity and Data Privacy

Cybersecurity and Privacy Considerations Could Impact the Company’s Business: There are numerous and evolving risks to cybersecurity and privacy, including risks originating from intentional acts of criminal hackers, hacktivists, nation states and competitors; from intentional and unintentional acts of customers, contractors, business partners, vendors, employees and other third parties; and from errors in processes or technologies, as well as the risks associated with an increase in the number of customers, contractors, business partners, vendors, employees and other third parties working remotely. Computer hackers and others routinely attack the security of technology products, services, systems and networks using a wide variety of methods, including ransomware or other malicious software and attempts to exploit vulnerabilities in hardware, software, and infrastructure. Attacks also include social engineering and cyber extortion to induce customers, contractors, business partners, vendors, employees and other third parties to disclose information, transfer funds, or unwittingly provide access to systems or data. The company is at risk of security breaches not only of our own products, services, systems and networks, but also those of customers, contractors, business partners, vendors, employees and other third parties, particularly as all parties increasingly digitize their operations. Cyber threats are continually evolving, making it difficult to defend against such threats and vulnerabilities that can persist undetected over extended periods of time. The company’s products, services, systems and networks, including cloud-based systems and systems and technologies that the company maintains on behalf of its customers, are used in critical company, customer or third-party operations, and involve the storage, processing and transmission of sensitive data, including valuable intellectual property, other proprietary or confidential data, regulated data, and personal information of employees, customers and others. These products, services, systems and networks are also used by customers in heavily regulated industries, including those in the financial services, healthcare, critical infrastructure and government sectors. Successful cybersecurity attacks or other security incidents could result in, for example, one or more of the following: unauthorized access to, disclosure, modification, misuse, loss, or destruction of company, customer, or other third party data or systems; theft or import or export of sensitive, regulated, or confidential data including personal information and intellectual property, including key innovations in artificial intelligence, quantum, or other disruptive technologies; the loss of access to critical data or systems through ransomware, crypto mining, destructive attacks or other means; and business delays, service or system disruptions or denials of service. In the event of such actions, the company, its customers and other third parties could be exposed to liability, litigation, and regulatory or other government action, including debarment, as well as the loss of existing or potential customers, damage to brand and reputation, damage to our competitive position, and other financial loss. In addition, the cost and operational consequences of responding to cybersecurity incidents and implementing remediation measures could be significant. In the company’s industry, security vulnerabilities are increasingly discovered, publicized and exploited across a broad range of hardware, software or other infrastructure, elevating the risk of attacks and the potential cost of response and remediation for the company and its customers. In addition, the fast-paced, evolving, pervasive, and sophisticated nature of certain cyber threats and vulnerabilities, as well as the scale and complexity of the business and infrastructure, make it possible that certain threats or vulnerabilities will be undetected or unmitigated in time to prevent or minimize the impact of an attack on the company or its customers. Cybersecurity risk to the company and its customers also depends on factors such as the actions, practices and investments of customers, contractors, business partners, vendors, the open source community and other third parties, including, for example, providing and implementing patches to address vulnerabilities. Cybersecurity attacks or other catastrophic events resulting in disruptions to or failures in power, information technology, communication systems or other critical infrastructure could result in interruptions or delays to company, customer, or other third party operations or services, financial loss, injury or death to persons or property, potential liability, and damage to brand and reputation. Although the company continuously takes significant steps to mitigate cybersecurity risk across a range of functions, such measures can never eliminate the risk entirely or provide absolute security. The company regularly addresses cybersecurity attacks and vulnerabilities with the potential for exploitation, and while the company continues to monitor for, identify, investigate, respond to and remediate such events, there have not been cybersecurity incidents or vulnerabilities that have had a material adverse effect on the company, though there is no assurance that there will not be cybersecurity incidents or vulnerabilities that will have a material adverse effect in the future.

As a global enterprise, the regulatory environment with regard to cybersecurity, privacy and data protection issues is increasingly complex and will continue to impact the company’s business, including through increased risk, increased costs, and expanded or otherwise altered compliance obligations, including with respect to the increased regulatory activity around the security of critical infrastructure, IoT devices, customer industries (e.g., financial services) and various customer and government supply chain security programs. As the reliance on data grows for the company and our clients, the potential impact of regulations on the company’s business, risks, and reputation will grow accordingly. The enactment and expansion of cybersecurity, data protection and privacy laws, regulations and standards around the globe will continue to result in increased compliance costs, including due to an increased focus on international data transfer mechanisms and data location; increased cybersecurity requirements and reporting obligations; the lack of harmonization of such laws and regulations; the increase in associated litigation and enforcement activity by governments and private parties; the potential for damages, fines and penalties and debarment; and the potential regulation of new and emerging technologies such as artificial intelligence. Any additional costs and penalties associated with increased compliance, enforcement, and risk reduction could make certain offerings less profitable or increase the difficulty of bringing certain offerings to market or maintaining certain offerings.

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

The Company Is Subject to Legal Proceedings and Investigatory Risks: As a company with a substantial employee population and with clients in more than 175 countries, IBM is or may become involved as a party and/or may be subject to a variety of claims, demands, suits, investigations, tax matters and other proceedings that arise from time to time in the ordinary course of its business. The risks associated with such legal proceedings are described in more detail in note R, “Commitments & Contingencies,” in IBM’s 2022 Annual Report to Stockholders. The company believes it has adopted appropriate risk management and compliance programs. Legal and compliance risks, however, will continue to exist and additional legal proceedings and other contingencies, the outcome of which cannot be predicted with certainty, may arise from time to time.

Risks Related to Financing and Capital Markets Activities

The Company’s Results of Operations and Financial Condition Could Be Negatively Impacted by Its U.S. and non-U.S. Pension Plans: Adverse financial market conditions and volatility in the credit markets may have an unfavorable impact on the value of the company’s pension trust assets and its future estimated pension liabilities. As a result, the company’s financial results in any period could be negatively impacted. In addition, in a period of an extended financial market downturn, the company could be required to provide incremental pension plan funding with resulting liquidity risk which could negatively impact the company’s financial flexibility. Further, the company’s results could be negatively impacted by premiums for mandatory pension insolvency insurance coverage outside the United States. Premium increases could be significant due to the level of insolvencies of unrelated companies in the country at issue. IBM’s 2022 Annual Report to Stockholders includes information about potential impacts from pension funding and the use of certain assumptions regarding pension matters.

The Company Is Exposed to Currency and Financing Risks That Could Impact Its Revenue and Business: The company derives a significant percentage of its revenues and costs from its affiliates operating in local currency environments, and those results are affected by changes in the relative values of non-U.S. currencies and the U.S. dollar, as well as sudden shifts in regional or global economic activity. Further, inherent in the company’s financing business are risks related to the concentration of credit, client creditworthiness, interest rate and currency fluctuations on the associated debt and liabilities and the determination of residual values. The company employs a number of strategies to manage these risks, including the use of derivative financial instruments, which involve the risk of non-performance by the counterparty. In addition, there can be no assurance that the company’s efforts to manage its currency and financing risks will be successful.

The Company’s Financial Performance Could Be Impacted by Changes in Market Liquidity Conditions and by Customer Credit Risk on Receivables: The company’s financial performance is exposed to a wide variety of industry sector dynamics worldwide, including sudden shifts in regional or global economic activity. The company’s earnings and cash flows, as well as its access to funding, could be negatively impacted by changes in market liquidity conditions. IBM’s 2022 Annual Report to Stockholders includes information about the company’s liquidity position. The company’s client base includes many enterprises worldwide, from small and medium businesses to the world’s largest organizations and governments, with a significant portion of the company’s revenue coming from global clients across many sectors. Most of the company’s sales are on an open credit basis, and the company performs ongoing credit evaluations of its clients’ financial conditions. If the company becomes aware of information related to the creditworthiness of a major customer, or if future actual default rates on receivables in general differ from those currently anticipated, the company may have to adjust its allowance for credit losses, which could affect the company’s consolidated net income in the period the adjustments are made.

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

Item 1B. Unresolved Staff Comments:

Not applicable.

Item 2. Properties:

IBM’s corporate headquarters are located at an owned site in Armonk, New York. As of December 31, 2022, in aggregate, we owned or leased facilities for current use consisting of approximately 47 million square feet worldwide.

At December 31, 2022, IBM’s facilities in the U.S. had aggregate floor space of approximately 18 million square feet, of which approximately 9 million was owned and 9 million was leased. Outside the U.S., facilities totaled approximately 29 million square feet, of which 6 million was owned and 23 million was leased. This space is primarily used for sales and distribution, manufacturing and development, data processing services including the company’s cloud centers, research and other administrative and general support purposes. Our facilities are utilized for current operations of all business segments.

Continuous maintenance and upgrading of facilities are essential to maintain technological leadership, improve productivity and meet customer demand. We believe that in all material respects our properties have been satisfactorily maintained, are in good condition and are suitable for our operations.

Item 3. Legal Proceedings:

Refer to note R, “Commitments & Contingencies,” on pages 96 to 98 of IBM’s 2022 Annual Report to Stockholders, which is incorporated herein by reference.

Item 4. Mine Safety Disclosures:

Not applicable.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities:

Refer to page 122 of IBM’s 2022 Annual Report to Stockholders, which is incorporated herein by reference solely as it relates to this item.

IBM common stock is listed on the New York Stock Exchange and the NYSE Chicago under the symbol “IBM.” There were 380,977 common stockholders of record at February 10, 2023.

The following table provides information relating to the company’s repurchase of common stock for the fourth quarter of 2022.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program*
October 1, 2022— October 31, 2022	—	$—	—	$2,007,611,768
November 1, 2022— November 30, 2022	—	$—	—	$2,007,611,768
December 1, 2022— December 31, 2022	—	$—	—	$2,007,611,768
Total	—	$—	—

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

The company suspended its share repurchase program at the time of the Red Hat acquisition in 2019. At December 31, 2022 there was approximately $2.0 billion in authorized funds remaining for purchases under this program.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations:

Refer to pages 6 through 42 of IBM’s 2022 Annual Report to Stockholders, which are incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk:

Refer to the section titled “Market Risk” on pages 39 and 40 of IBM’s 2022 Annual Report to Stockholders, which is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data:

Refer to pages 46 through 120 of IBM’s 2022 Annual Report to Stockholders, which are incorporated herein by reference. Also refer to the Financial Statement Schedule on page S-1 of this Form 10-K.

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

Refer to “Report of Management” and “Report of Independent Registered Public Accounting Firm” on pages 43 through 45 of IBM’s 2022 Annual Report to Stockholders, which are incorporated herein by reference. There has been no change in the company’s internal control over financial reporting that occurred during the fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

Item 9B. Other Information:

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections:

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance:

Refer to the information under the captions “Election of Directors for a Term of One Year,” “Governance and the Board—Committees of the Board,” “Governance and the Board—Delinquent Section 16(a) Reports: None,” “Governance and the Board—Corporate Governance” and “Frequently Asked Questions—How do I submit an item of business for the 2024 Annual Meeting?” in IBM’s definitive Proxy Statement to be filed with the SEC and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held April 25, 2023, all of which information is incorporated herein by reference. Also refer to Item 1 of this Form 10-K under the caption “Information About Our Executive Officers (at February 28, 2023)” on page 3 for additional information on the company’s executive officers.

Item 11. Executive Compensation:

Refer to the information under the captions “2022 Summary Compensation Table and Related Narrative,” “2022 Summary Compensation Table,” “2022 Compensation Discussion and Analysis,” “2022 Grants of Plan-Based Awards Table,” “2022 Outstanding Equity Awards at Fiscal Year-End Table,” “2022 Option Exercises and Stock Vested Table,” “2022 Retention Plan Table,” “2022 Pension Benefits Narrative,” “2022 Pension Benefits Table,” “2022 Nonqualified Deferred Compensation Narrative,” “2022 Nonqualified Deferred Compensation Table,” “2022 Potential Payments Upon Termination Narrative,” “2022 Potential Payments Upon Termination Table,” “Governance and the Board—Compensation Committee Interlocks and Insider Participation: None,” “Compensation Program as It Relates to Risk,” “2022 Executive Compensation—Report of the Executive Compensation and Management Resources Committee of the Board of Directors,” and “Pay Ratio” in IBM’s definitive Proxy Statement to be filed with the SEC and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held April 25, 2023, all of which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters:

Refer to the information under the captions “Ownership of Securities—Security Ownership of Certain Beneficial Owners” and “Ownership of Securities—Common Stock and Stock-based Holdings of Directors and Executive Officers” in IBM’s definitive Proxy Statement to be filed with the SEC and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held April 25, 2023, all of which information is incorporated herein by reference.

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1) (a)		Weighted-average exercise price of outstanding options, warrants and rights(1) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a)) (c)
Equity compensation plans approved by security holders
Options	6,021,727		$127.59	—
RSUs	18,901,563		N/A	—
PSUs	5,515,995	(2)	N/A	—
Subtotal	30,439,285		$127.59	50,674,904
Equity compensation plans not approved by security holders
Options	252,798		$124.94	—
RSUs	2,151,351		N/A	—
PSUs	571,354	(2)	N/A	—
DCEAP shares	162,627		N/A	—
Subtotal	3,138,130		$124.94	14,033,559
Total	33,577,415		$127.50	64,708,463

N/A is not applicable

RSUs = Restricted Stock Units, including Retention Restricted Stock Units

PSUs = Performance Share Units

DCEAP Shares = Promised Fee Shares under the DCEAP (see plan description below)

(1)	In connection with 14 acquisition transactions, 363,264 additional share based awards, consisting of stock options, were outstanding at December 31, 2022 as a result of the Company’s assumption of awards granted by the acquired entities. The weighted-average exercise price of these awards was $19.77. The Company has not made, and will not make, any further grants or awards of equity securities under the plans of these acquired companies.
(2)	The numbers included for PSUs in column (a) above reflect the maximum number payout. Assuming target number payout, the number of securities to be issued upon exercise of PSUs for equity compensation plans approved by security holders is 3,244,703 and for equity compensation plans not approved by security holders is 321,375. For additional information about PSUs, including payout calculations, refer to the information under ‘‘2022 Summary Compensation Table and Related Narrative’’ in IBM’s definitive Proxy Statement to be filed with the SEC and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held April 25, 2023.

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

IBM Red Hat Acquisition Long-Term Performance Plan (the “Red Hat Plan”)

The Red Hat Plan was adopted by the Board of Directors in connection with the company’s acquisition of Red Hat, Inc. on July 9, 2019. The Red Hat Plan was used solely to fund awards for employees who were not employed by IBM immediately prior to the closing of the acquisition. Awards for senior executives of the company will not be funded from the Red Hat Plan. The terms and conditions of the Red Hat Plan are substantively identical to the terms and conditions of the 2001 Plan, described above.

Amended and Restated Deferred Compensation and Equity Award Plan (the “DCEAP”)

The DCEAP was adopted in 1993 and amended and restated effective January 1, 2014. Under the Amended and Restated DCEAP, non-management directors receive Promised Fee Shares in connection with deferred annual retainer payments. Each Promised Fee Share is equal in value to one share of the company’s common stock. Upon a director’s retirement or other completion of service as a director, amounts deferred into Promised Fee Shares are payable in either cash and/or shares of the company’s stock either as lump sum or installments pursuant to the director’s distribution election. For additional information about the DCEAP, see ‘‘2022 Director Compensation Narrative’’ in IBM’s definitive Proxy Statement to be filed with the SEC and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held April 25, 2023.

Item 13. Certain Relationships and Related Transactions, and Director Independence:

Refer to the information under the captions “IBM Board of Directors,” “Governance and the Board—Committees of the Board,” “Governance and the Board—Certain Transactions and Relationships” and “Governance and the Board—Corporate Governance—Independent Board” in IBM’s definitive Proxy Statement to be filed with the SEC and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held April 25, 2023, all of which information is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services:

Refer to the information under the captions “Report of the Audit Committee of the Board of Directors” and “Audit and Non-Audit Fees” in IBM’s definitive Proxy Statement to be filed with the SEC and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held April 25, 2023, all of which information is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules:

(a)	The following documents are filed as part of this report:
1.	Financial statements from IBM’s 2022 Annual Report to Stockholders, which are incorporated herein by reference:

Report of Independent Registered Public Accounting Firm ‒ PCAOB Firm ID 238 (pages 44 through 45).

Consolidated Income Statement for the years ended December 31, 2022, 2021 and 2020 (page 46).

Consolidated Statement of Comprehensive Income for the years ended December 31, 2022, 2021 and 2020 (page 47).

Consolidated Balance Sheet at December 31, 2022 and 2021 (page 48).

Consolidated Statement of Cash Flows for the years ended December 31, 2022, 2021 and 2020 (page 49).

Consolidated Statement of Equity at December 31, 2022, 2021 and 2020 (pages 50 and 51).

Notes to Consolidated Financial Statements (pages 52 through 120).

2.	Financial statement schedule required to be filed by Item 8 of this Form:

Page	Schedule Number
Report of Independent Registered Public Accounting Firm on Financial Statement Schedule.
S-1	II	Valuation and Qualifying Accounts and Reserves for the years ended December 31, 2022, 2021, and 2020.

All other schedules are omitted as the required matter is not present, the amounts are not significant or the information is shown in the Consolidated Financial Statements or the notes thereto.

3.	Exhibits:

Reference Number per Item 601 of Regulation S-K	Description of Exhibits	Exhibit Number in this Form 10-K
(3)	Certificate of Incorporation and By-laws
The Certificate of Incorporation of IBM, is Exhibit 3.1 to Form 10-K, filed February 22, 2022, and is hereby incorporated by reference.
The By-Laws of IBM, as amended through April 26, 2022, is Exhibit 3.2 to Form 10-Q, filed April 26, 2022, and is hereby incorporated by reference.
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
The instrument defining the rights of the holders of the 5.875% Debentures due 2032 is Exhibit 3 to Form 8 K, filed on November 26, 2002, and is hereby incorporated by reference.
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

The instruments defining the rights of the holders of the 3.450% Notes due 2026 and the 4.700% Notes due 2046 are Exhibits 4.4 and 4.5 to Form 8-K, filed February 18, 2016, and are hereby incorporated by reference.

The instruments defining the rights of the holders of the 1.125% Notes due 2024 and the 1.750% Notes due 2028 are Exhibits 4.2 and 4.3 to Form 8-K, filed March 4, 2016, and are hereby incorporated by reference.

The instrument defining the rights of the holders of the 0.300% Notes due 2026 is Exhibit 4 to Form 8-K, filed November 1, 2016, and is hereby incorporated by reference.
The instruments defining the rights of the holders of the 3.300% Notes due 2027 is Exhibit 4.4 to Form 8-K, filed January 26, 2017, and are hereby incorporated by reference.

The instruments defining the rights of the holders of the 0.950% Notes due 2025, and the 1.500% Notes due 2029 are Exhibits 4.1 and 4.2 to Form 8-K, filed May 22, 2017, and are hereby incorporated by reference.

The instruments defining the rights of the holders of the 0.875% Notes due 2025, the 1.250% Notes due 2027 and the 1.750% Notes due 2031 are Exhibits 4.2, 4.3 and 4.4 to Form 8-K, filed January 30, 2019, and are hereby incorporated by reference.

The instruments defining the rights of the holders of the 3.000% Notes due 2024, the 3.300% Notes due 2026, the 3.500% Notes due 2029, the 4.150% Notes due 2039 and the 4.250% Notes due 2049 are Exhibits 4.4, 4.5, 4.6, 4.7 and 4.8 to Form 8-K, filed May 14, 2019, and are hereby incorporated by reference.

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

The instruments defining the rights of the holders of the 0.875% Notes due 2030, the 1.250% Notes due 2034, the 2.200% Notes due 2027, the 2.720% Notes due 2032 and the 3.430% Notes due 2052 are Exhibits 4.1, 4.2, 4.3, 4.4 and 4.5 to Form 8-K, filed February 8, 2022, and are hereby incorporated by reference.

The instruments defining the rights of the holders of the 4.000% Notes due 2025, the 4.150% Notes due 2027, the 4.400% Notes due 2032 and the 4.900% Notes due 2052 are Exhibits 4.1, 4.2, 4.3 and 4.4 to Form 8-K, filed July 26, 2022, and are hereby incorporated by reference.

The instruments defining the rights of the holders of the 3.375% Notes due 2027, the 3.625% Notes due 2031, the 3.750% Notes due 2035, the 4.000% Notes due 2043, the 4.875% Notes due 2038, the 4.500% Notes due 2026, the 4.500% Notes due 2028, the 4.750% Notes due 2033 and the 5.100% Notes due 2053 are Exhibits 4.1, 4.2, 4.3, 4.4, 4.5, 4.6, 4.7, 4.8 and 4.9 to Form 8-K, filed February 3, 2023, and are hereby incorporated by reference.

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

	Description of Securities Registered under Section 12 of the Exchange Act.	4.1
(10)	Material contracts

The IBM 2001 Long-Term Performance Plan, a compensatory plan, contained in Registration Statement No. 333-87708 on Form S-8, as such amended plan was filed as Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2007, is hereby incorporated by reference.*

The IBM PWCC Acquisition Long-Term Performance Plan, a compensatory plan, contained in Registration Statement No. 333-102872 on Form S-8, as such amended plan was filed as Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 2007, is hereby incorporated by reference.*

The IBM Red Hat Acquisition Long-Term Performance Plan, a compensatory plan, contained in Registration Statement No. 333-232585 of Form S-8, as such amended plan was filed as Exhibit 4.8 to Form S-8 POS, filed on December 18, 2020, is hereby incorporated by reference.*

Reference Number per Item 601 of Regulation S-K	Description of Exhibits	Exhibit Number in this Form 10-K

The IBM 1999 Long-Term Performance Plan, a compensatory plan, contained in Registration Statement No. 333-30424 on Form S-8, as such amended plan was filed as Exhibit 10.3 to Form 10-Q for the quarter ended September 30, 2007, is hereby incorporated by reference.*

The IBM 1997 Long-Term Performance Plan, a compensatory plan, contained in Registration Statement No. 333-31305 on Form S-8, as such amended plan was filed as Exhibit 10.4 to Form 10-Q for the quarter ended September 30, 2007, is hereby incorporated by reference.*

The VMTurbo, Inc. Amended and Restated 2008 Stock Plan, a compensatory plan, contained in Registration Statement No. 333-259965 on Form S-8, as such amended and restated plan was filed as Exhibit 4.3 to Form S-8, filed on October 1, 2021, is hereby incorporated by reference.*

Form of LTPP equity award agreement for performance share units and Terms and Conditions of LTPP Equity Awards, effective June 1, 2018, in connection with the foregoing award agreements, filed as Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2018, is hereby incorporated by reference.*

Forms of LTPP equity award agreements for (i) stock options, restricted stock, restricted stock units, cash-settled restricted stock units, SARS, (ii) performance share units and (iii) retention restricted stock unit awards as well as the Terms and Conditions of LTPP Equity Awards, effective August 15, 2018, in connection with the foregoing award agreements, filed as Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2018, are hereby incorporated by reference.*

Forms of equity award agreements for (i) stock options, restricted stock, restricted stock units, cash-settled restricted stock units, SARS, (ii) performance share units and (iii) retention restricted stock unit awards as well as the Terms and Conditions of LTPP Equity Awards, effective October 1, 2018, in connection with the foregoing award agreements, filed as Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2018 are hereby incorporated by reference.*

Terms and Conditions of LTPP equity award agreements was filed as Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2019, and is hereby incorporated by reference.*

Forms of equity award agreements for stock options, restricted stock, restricted stock units, cash-settled restricted stock units and SARS, as well as the Terms and Conditions of LTPP Equity Awards, effective July 15, 2019, in connection with the foregoing award agreements, filed as Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2019, are hereby incorporated by reference.*

Forms of LTPP equity award agreements for (i) stock options, restricted stock, restricted stock units, cash-settled restricted stock units, SARS, and (ii) performance share units, as well as the Terms and Conditions of LTPP Equity Awards, effective October 1, 2019, in connection with the foregoing award agreements, filed as Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2019, are hereby incorporated by reference.*

Reference Number per Item 601 of Regulation S-K	Description of Exhibits	Exhibit Number in this Form 10-K

Form of LTPP equity award agreement for performance share units and the terms and conditions of LTPP Equity Awards, effective December 17, 2019, in connection with the foregoing award agreements, filed as Exhibit 10.1 to Form 10-K for the year ended December 31, 2019, are hereby incorporated by reference.*

Form of LTPP equity award agreement for performance share units and the terms and conditions of LTPP Equity Awards, effective March 2, 2020, in connection with the foregoing award agreements, filed as Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2020, are hereby incorporated by reference.*

Terms and Conditions of IBM LTPP Equity Awards, effective June 1, 2020, filed as Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2020, are hereby incorporated by reference.*

Form of LTPP equity award agreement for performance share unites, effective, January 1, 2021, filed as Exhibit 10.1 to Form 10-Q for the quarter ended March 1, 2021, is hereby incorporated by reference.*

Forms of LTPP equity award agreements for (i) stock options, restricted stock, restricted stock units, cash-settled restricted stock units, SARS, (ii) performance share units and (iii) retention restricted stock unit awards, effective June 1, 2021, filed as Exhibit 10.1 to the Form 10-Q for the quarter ended June 30, 2021, are hereby incorporated by reference.*

Forms of LTPP equity award agreements for (i) stock options, restricted stock, restricted stock units, cash-settled restricted stock units, SARS, and (ii) performance share units, as well as the Terms and Conditions of LTPP Equity Awards, effective January 1, 2022, in connection with the foregoing award agreements, filed as Exhibit 10.1 to Form 10-K for the year ended December 31, 2021, are hereby incorporated by reference.*

	Forms of LTPP equity award agreements for (i) stock options, restricted stock, restricted stock units, cash-settled restricted stock units, SARS, and (ii) performance share units, as well as the Terms and Conditions of LTPP Equity Awards, effective February 1, 2023, in connection with the foregoing award agreements.*	10.1

Board of Directors compensatory plans, as described under the caption “Governance of the Board—2022 Director Compensation” in IBM’s definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held April 25, 2023, are hereby incorporated by reference.*

	The IBM Non-Employee Directors Stock Option Plan, contained in Registration Statement 33-60227 on Form S-8, is hereby incorporated by reference.*

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

	Amendment No. 2 to the Amended and Restated Deferred Compensation and Equity Award Plan, effective December 13, 2022.*	10.2

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

	The IBM Excess 401(k) Plus Plan, a compensatory plan (formerly the IBM Executive Deferred Compensation Plan), as amended and restated through January 1, 2023.*	10.3

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
	Form of Noncompetition Agreement, filed as Exhibit 10.2 to Form 10-K for the year ended December 31, 2019, is hereby incorporated by reference.*
	Form of Noncompetition Agreement, filed as Exhibit 10.2 to Form 10-K for the year ended December 31, 2020, is hereby incorporated by reference.*
	Form of Noncompetition Agreement, filed as Exhibit 10.2 to Form 10-K for the year ended December 31, 2021, is hereby incorporated by reference.*
	Form of Noncompetition Agreement.*	10.4

Reference Number per Item 601 of Regulation S-K	Description of Exhibits	Exhibit Number in this Form 10-K
	Letter dated December 15, 2020, signed by Virginia M. Rometty and IBM was included as Exhibit 99.2 to the Form 8-K filed December 16, 2020, and is hereby incorporated by reference.*
	Letter Agreement, signed by Gary Cohn and IBM, dated December 24, 2020, filed as Exhibit 10.3 to Form 10-K for the year ended December 31, 2021, is hereby incorporated by reference.*
	Letter Agreement, signed by Gary Cohn, dated December 24, 2020, filed as Exhibit 10.4 to Form 10-K for the year ended December 31, 2021, is hereby incorporated by reference.*

$2,500,000,000 Three-Year Credit Agreement, dated as of June 22, 2021, among International Business Machines Corporation, the Subsidiary Borrowers parties thereto, the several banks and other financial institutions from time to time parties to such agreement, JPMorgan Chase Bank, N.A., as Administrative Agent, BNP Paribas, Citibank N.A. and Royal Bank of Canada, as Syndication Agents, and the Documentation Agents named therein, filed as Exhibit 10.1 to Form 8-K, filed June 25, 2021, is hereby incorporated by reference.

Amendment No. 1 to Three-Year Credit Agreement dated as of June 30, 2022, among International Business Machines Corporation, the several banks and other financial institutions from time to time parties to such agreement and JPMorgan Chase Bank, N.A., as Administrative Agent, filed as Exhibit 10.1 to Form 8-K, filed July 1, 2022, is hereby incorporated by reference.

$7,500,000,000 Five-Year Credit Agreement, dated as of June 22, 2021, among International Business Machines Corporation, the Subsidiary Borrowers parties thereto, the several banks and other financial institutions from time to time parties to such agreement, JPMorgan Chase Bank, N.A., as Administrative Agent, BNP Paribas, Citibank, N.A. and Royal Bank of Canada, as Syndication Agents, and the Documentation Agents named therein, filed as Exhibit 10.2 to Form 8-K, filed June 25, 2021, is hereby incorporated by reference.

Amendment No. 1 to Five-Year Credit Agreement dated as of June 30, 2022, among International Business Machiness Corporation, the several banks and other financial institutions from time to time parties to such agreement and JPMorgan Chase Bank, N.A., as Administrative Agent, filed as Exhibit 10.2 to Form 8-K, filed July 1, 2022, is hereby incorporated by reference.

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

**   The Performance Graphs, set forth on page 121 of IBM’s 2022 Annual Report to Stockholders, are deemed to be furnished but not filed.

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

Date: February 28, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ARVIND KRISHNA	Chairman of the Board, and Chief Executive Officer	February 28, 2023
Arvind Krishna

/s/ JAMES J. KAVANAUGH	Senior Vice President and Chief Financial Officer, Finance and Operations	February 28, 2023
James J. Kavanaugh

/s/ NICOLAS A. FEHRING	Vice President and Controller (Chief Accounting Officer)	February 28, 2023
Nicolas A. Fehring

2 of 2

Board of Directors

		By:	/s/ FRANK SEDLARCIK
Frank Sedlarcik
Thomas Buberl	Director		Attorney-in-fact February 28, 2023
David N. Farr	Director
Alex Gorsky	Director
Michelle J. Howard	Director
Andrew N. Liveris	Director
F. William McNabb III	Director
Martha E. Pollack	Director
Joseph R. Swedish	Director
Peter R. Voser	Director
Frederick H. Waddell	Director
Alfred W. Zollar	Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders of

International Business Machines Corporation:

Our audits of the consolidated financial statements referred to in our report dated February 28, 2023 appearing in the 2022 Annual Report to Stockholders of International Business Machines Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

New York, New York

February 28, 2023

SCHEDULE II

INTERNATIONAL BUSINESS MACHINES CORPORATION AND SUBSIDIARY COMPANIES

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

For the Years Ended December 31:

(Dollars in Millions)

	Balance at			Foreign		Balance at
	Beginning of	Additions/		Currency		End of
Description	Period	(Deductions)	Write-offs	and Other		Period
Allowance For Credit Losses
2022
–Current	$418	$59	$(55)	$45	*	$467
–Noncurrent	$25	$6	$0	$(2)		$28
2021
–Current	$503	$(35)	$(46)	$(4)		$418
–Noncurrent	$47	$(21)	$0	$(2)		$25
2020
–Current	$471	$91	$(78)	$19		$503
–Noncurrent	$56	$4	$0	$(13)		$47
Allowance For Inventory Losses
2022	$633	$162	$(148)	$(15)		$631
2021	$514	$240	$(118)	$(3)		$633
2020	$490	$135	$(125)	$15		$514
Revenue Based Provisions
2022	$435	$620	$(629)	$(2)		$424
2021	$372	$627	$(574)	$10		$435
2020	$383	$689	$(712)	$13		$372

* Includes reserves related to discontinued operations.

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

S-1