Form 10-K
period 2023-12-31
INTERNATIONAL BUSINESS MACHINES CORP
filed 2024-02-26
CIK 51143

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
ANNUAL REPORT
pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934
FOR THE YEAR ENDED DECEMBER 31, 2023
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has ﬁled a report on and attestation to its management’s assessment of the eﬀectiveness of its internal control over ﬁnancial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting ﬁrm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was $121.9 billion.
The registrant had 916,744,848 shares of common stock outstanding at February 9, 2024.
Documents incorporated by reference:
Portions of IBM’s Annual Report to Stockholders for the year ended December 31, 2023 are incorporated by reference into Parts I, II and IV of this Form 10-K.
Portions of IBM’s definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held April 30, 2024 are incorporated by reference into Part III of this Form 10-K.

i

PART I
Item 1. Business:
International Business Machines Corporation (IBM or the company) was incorporated in the State of New York on June 16, 1911, as the Computing-Tabulating-Recording Co. (C-T-R), a consolidation of the Computing Scale Co. of America, the Tabulating Machine Co. and The International Time Recording Co. of New York. Since that time, IBM has focused on the intersection of business insight and technological innovation, and its operations and aims have been international in nature. This was signaled 100 years ago, in 1924, when C-T-R changed its name to International Business Machines Corporation. And it continues today—we create sustained value for clients by helping them leverage the power of hybrid cloud and artificial intelligence (AI). Our hybrid cloud platform and AI technology support clients’ digital transformations and helps them reimagine critical workflows, at scale, and modernize applications to increase agility, drive innovation and create operational efficiencies. Our offerings draw from leading IBM capabilities in software, consulting services capability to deliver business outcomes, and deep incumbency in mission-critical infrastructure, all bolstered by one of the world’s leading research organizations.
The following information is included in IBM’s 2023 Annual Report to Stockholders and is incorporated by reference:
IBM Strategy—pages 11 to 13.
Business Segments and Capabilities—pages 13 to 15.
Human Capital—pages 15 to 16.
Strategic Partnerships
We proactively partner with a broad variety of companies including hyperscalers, service providers, global system integrators, and software and hardware vendors. We work alongside our partners to deliver end-to-end solutions that address our clients’ complex business challenges while accelerating growth. Our strategic partners include: Adobe, Amazon Web Services (AWS), Microsoft, Oracle, Salesforce, Samsung Electronics and SAP, among others.
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

Overall, the company is the leader or among the leaders in each of our business segments. A summary of the competitive environment for each business segment is included below:
Software:
The depth, breadth, and innovation of our software offerings, coupled with our global reach, deep industry expertise and research capabilities help differentiate our offerings from our competitors. Our hybrid cloud and AI platforms allow clients to realize their digital and AI transformations across the applications, data, and environments in which they operate. The principal competitors in this segment include: Alphabet (Google), Amazon, BMC, Broadcom, Informatica, Microsoft, Oracle, Palo Alto Networks, Salesforce, SAP and Splunk. We also compete with smaller, niche competitors in specific geographic regions or product segments.
Consulting:
Consulting focuses on integrating skills on strategy, experience, technology and operations by domain and industry. Consulting competes in a dynamic market including consulting, systems integration, application development, application management and business process outsourcing services. Our broad-based competitors include: Accenture, Capgemini, India-based service providers, management consulting firms, the consulting practices of public accounting firms, engineering service providers, and many companies that primarily focus on local markets or niche service areas.
Infrastructure:
IBM is well positioned in the growing hybrid cloud infrastructure market, providing on-premises and cloud-based server and storage solutions. We gain advantage and differentiation through investments in higher-value capabilities, including security, scalability, and reliability, designed especially for mission-critical and regulated workloads. In addition, we offer a portfolio of life-cycle services for hybrid cloud infrastructure deployment. Our principal competitors include: Dell Technologies, Hewlett-Packard Enterprise (HPE), Intel, NetApp and Pure Storage as well as original device manufacturers (ODMs) who provide systems that are re-branded. Further, cloud service providers are leveraging innovation in technology and service delivery to compete with traditional providers and to offer additional routes to market for server and storage systems.
Financing:
Financing provides client and commercial financing, facilitating IBM clients’ acquisition of hardware, software and services. Financing’s ability to manage credit and residual value risk generates a competitive advantage for the company. The key competitive factors include: interest rates charged, IT product experience, client service, contract flexibility, ease of doing business, global capabilities and residual values. In client and commercial financing, Financing primarily competes with non-captive financing entities and financial institutions.
Forward-looking and Cautionary Statements
Certain statements contained in this Form 10-K may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (“Reform Act”). Forward-looking statements are based on the company’s current assumptions regarding future business and financial performance. These statements by their nature address matters that are uncertain to different degrees. The company may also make forward-looking statements in other reports filed with the Securities and Exchange Commission (“SEC”), in materials delivered to stockholders and in press releases. In addition, the company’s representatives may from time to time make oral forward-looking statements. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Words such as “anticipates,” “believes,” “expects,” “estimates,” “intends,” “plans,” “projects,” and similar expressions, may identify such forward-looking statements. Any forward-looking statement in this Form 10-K speaks only as of the date on which it is made. Except as required by law, the company assumes no obligation to update or revise any forward-looking statements. In accordance with the Reform Act, set forth under Item 1A. “Risk Factors” on pages 3 to 9 are cautionary statements that accompany those forward-looking statements. Readers should carefully review such cautionary statements as they identify certain important factors that could cause actual results to differ materially from those in the forward-looking statements and from historical trends. Those cautionary statements are not exclusive and are in addition to other factors discussed elsewhere in this Form 10-K, in the company’s filings with the SEC or in materials incorporated therein by reference.

The following information is included in IBM’s 2023 Annual Report to Stockholders and is incorporated herein by reference:
Segment information and revenue by classes of similar products or services—pages 66 to 70.
Financial information regarding environmental activities—page 94.
The number of persons employed by the registrant—page 15.
The management discussion overview—pages 8 to 10.
Website information and company reporting—page 123.
Information About Our Executive Officers (at February 26, 2024):

	Age	Officer since
Arvind Krishna, Chairman of the Board and Chief Executive Officer (1)	61	2020
Michelle H. Browdy, Senior Vice President, Legal and Regulatory Affairs, and General Counsel	59	2015
Gary D. Cohn, Vice Chairman	63	2021
Nicolas A. Fehring, Vice President and Controller	45	2023
James J. Kavanaugh, Senior Vice President and Chief Financial Officer, Finance and Operations	57	2008
Nickle J. LaMoreaux, Senior Vice President and Chief Human Resources Officer	44	2020
Robert D. Thomas, Senior Vice President, Software and Chief Commercial Officer	49	2023

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
Failure of Innovation Initiatives Could Impact the Long-Term Success of the Company: IBM has moved into areas, including those that incorporate or utilize hybrid cloud, AI (including generative AI), quantum and other disruptive technologies, in which it can differentiate itself through responsible innovation, by leveraging its investments in R&D and attracting a successful developer ecosystem. If IBM is unable to continue its cutting-edge innovation in a highly competitive and rapidly evolving environment or is unable to commercialize such innovations, expand and scale them with sufficient speed and versatility or is unable to attract a successful developer ecosystem, the company could fail in its ongoing efforts to maintain and increase its market share and its profit margins.
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
Due to the Company’s Global Presence, Its Business and Operations Could Be Impacted by Local Legal, Economic, Political, Health and Other Conditions: The company is a globally integrated entity, operating in over 175 countries worldwide and deriving about sixty percent of its revenues from sales outside the United States. Changes in the laws or policies of the countries in which the company operates, or inadequate development or enforcement of such laws or policies, could affect the company’s business and the company’s overall results of operations. Further, the company may be impacted directly or indirectly by the development and enforcement of laws and regulations in the U.S. and globally that are specifically targeted at the technology industry. The company’s results of operations also could be affected by economic and political changes in those countries and by macroeconomic changes, including recessions, inflation, currency fluctuations between the U.S. dollar and non-U.S. currencies and adverse changes in trade relationships amongst those countries. Further, as the company expands its customer base and the scope of its offerings, both within the U.S. and globally, it may be impacted by additional regulatory or other risks, including, compliance with U.S. and foreign data privacy requirements, AI regulations, data localization requirements, labor relations laws, enforcement of IP protection laws, laws relating to anti-corruption, anti-competition regulations, and import, export and trade restrictions. Further, international trade disputes could create uncertainty. Tariffs and international trade sanctions resulting from these disputes could affect the company’s ability to move goods and services across borders, or could impose added costs to those activities. Measures taken to date by the company to mitigate these impacts could be made less effective should trade sanctions or tariffs change. In addition, any widespread outbreak of an illness, pandemic or other local or global health issue, natural disasters, climate change impacts, or uncertain political climates, international hostilities, or any terrorist activities, could adversely affect customer demand, the company’s operations and supply chain, and its ability to source and deliver products and services to its customers.
The Company May Not Meet Its Growth and Productivity Objectives: On an ongoing basis, IBM seeks to drive greater agility, productivity, flexibility and cost savings by continuously transforming with the use of automation, AI, agile processes and changes to the ways of working, while also enabling the scaling of resources, offerings and investments through the company’s globally integrated model across both emerging and more established markets. These various initiatives may not yield their intended gains in speed, quality, productivity and enablement of rapid scaling, which may impact the company’s competitiveness and its ability to meet its growth and productivity objectives.
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
The Company’s Use of Accounting Estimates Involves Judgment and Could Impact the Company’s Financial Results: The application of accounting principles generally accepted in the U.S. (GAAP) requires the company to make estimates and assumptions about certain items and future events that directly affect its reported financial condition. The company’s most critical accounting estimates are described in the Management Discussion in IBM’s 2023 Annual Report to Stockholders, under “Critical Accounting Estimates.” In addition, as discussed in note R, “Commitments & Contingencies,” in IBM’s 2023 Annual Report to Stockholders, the company makes certain estimates including decisions related to legal proceedings and reserves. These estimates and assumptions involve the use of judgment. As a result, actual financial results may differ.
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
The Company’s Reliance on Third-Party Distribution Channels and Ecosystems Could Impact Its Business: The company offers its products directly and through a variety of third-party distributors, resellers, independent software vendors, independent service providers, and other ecosystem partners. Changes in the business condition (financial or otherwise) of these ecosystem partners could subject the company to losses and affect its ability to bring its products to market. As the company moves into new areas, ecosystem partners may be unable to keep up with changes in technology and offerings, and the company may be unable to recruit and enable appropriate partners to achieve anticipated ecosystem growth objectives. In addition, the failure of ecosystem partners to comply with all applicable laws and regulations may prevent the company from working with them and could subject the company to losses and affect its ability to bring products to market.
Risks Related to Cybersecurity and Data Privacy
Cybersecurity and Privacy Considerations Could Impact the Company’s Business: There are numerous and evolving risks to cybersecurity and privacy, including risks originating from intentional acts of criminal hackers, hacktivists, nation states and competitors; from intentional and unintentional acts or omissions of customers, contractors, business partners, vendors, employees and other third parties; and from errors in processes or technologies, as well as the risks associated with an increase in the number of customers, contractors, business partners, vendors, employees and other third parties working remotely. Computer hackers and others routinely attack the security of technology products, services, systems and networks using a wide variety of methods, including ransomware or other malicious software and attempts to exploit vulnerabilities in hardware, software, and infrastructure. Attacks also include social engineering and cyber extortion to induce customers, contractors, business partners, vendors, employees and other third parties to disclose information, transfer funds, or unwittingly provide access to systems or data. The company is at risk of security breaches not only of our own products, services, systems and networks, but also those of customers, contractors, business partners, vendors, employees and other third parties, particularly as all parties increasingly digitize their operations. Cyber threats are continually evolving, including with the increased use of AI, making it difficult to defend against such threats and vulnerabilities that can persist undetected over extended periods of time.
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

While the company continues to monitor for, identify, investigate, respond to and remediate a wide range of cybersecurity events, there have not been cybersecurity incidents or vulnerabilities that have had a material adverse effect on the company, though there is no assurance that there will not be cybersecurity incidents or vulnerabilities that will have a material adverse effect in the future.
The company regularly addresses cybersecurity attacks and vulnerabilities. Cybersecurity attacks or other security incidents, including industry-wide incidents such as MOVEit, have or could result in, for example, one or more of the following: unauthorized access to, disclosure, modification, misuse, loss, or destruction of company, customer, or other third-party data or systems; theft or import or export of sensitive, regulated, or confidential data including personal information and intellectual property, including key innovations in AI, quantum, or other disruptive technologies; the loss of access to critical data or systems through ransomware, crypto mining, destructive attacks or other means; and business delays, service or system disruptions or denials of service.
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
Cybersecurity risk to the company and its customers also depends on factors such as the actions, practices and investments of customers, contractors, business partners, vendors, the open source community and other third parties, including, for example, providing and implementing patches to address vulnerabilities. Cybersecurity attacks or other catastrophic events resulting in disruptions to or failures in power, information technology, communication systems or other critical infrastructure could result in interruptions or delays to company, customer, or other third-party operations or services, financial loss, injury or death to persons or property, potential liability, and damage to brand and reputation. Although the company continuously takes significant steps to mitigate cybersecurity risk across a range of functions, such measures can never eliminate the risk entirely or provide absolute security.
As a global enterprise, the regulatory environment with regard to cybersecurity, privacy, AI and data protection issues is increasingly complex and will continue to impact the company’s business, including through increased risk, increased costs, and expanded or otherwise altered compliance obligations, including with respect to the increased regulatory activity around the security of critical infrastructure, IoT devices, customer industries (e.g., financial services) and various customer and government supply chain security programs. As the reliance on data grows for the company and our clients, the potential impact of regulations on the company’s business, risks, and reputation will grow accordingly. The enactment and expansion of cybersecurity, AI, data protection and privacy laws, regulations and standards around the globe will continue to result in increased compliance costs, including due to an increased focus on international data transfer mechanisms and data location; increased cybersecurity requirements and reporting obligations; the lack of harmonization of such laws and regulations; the increase in associated litigation and enforcement activity by governments and private parties; the potential for damages, fines and penalties and debarment; and the potential regulation of new and emerging technologies. Any additional costs and penalties associated with increased compliance, enforcement, and risk reduction could make certain offerings less profitable or increase the difficulty of bringing certain offerings to market or maintaining certain offerings.
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
Tax Matters Could Impact the Company’s Results of Operations and Financial Condition: The company is subject to income taxes in both the United States and numerous foreign jurisdictions. IBM’s provision for income taxes and cash tax liability in the future could be adversely affected by numerous factors including, but not limited to, income before taxes being lower than anticipated in countries with lower statutory tax rates and higher than anticipated in countries with higher statutory tax rates, changes in the valuation of deferred tax assets and liabilities, and changes in tax laws, regulations, accounting principles or interpretations thereof, which could adversely impact the company’s results of operations and financial condition in future periods. The Organization for Economic Cooperation and Development (OECD) is issuing guidelines that are different, in some respects, than long-standing international tax principles. As countries unilaterally amend their tax laws to adopt certain parts of the OECD guidelines, this may increase tax uncertainty and may adversely impact the company’s income taxes. Local country, state, provincial or municipal taxation may also be subject to review and potential override by regional, federal, national or similar forms of government. In addition, IBM is subject to the continuous examination of its income tax returns by the United States Internal Revenue Service (IRS) and other tax authorities around the world. The company regularly assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of its provision for income taxes. There can be no assurance that the outcomes from these examinations will not have an adverse effect on the company’s provision for income taxes and cash tax liability.
The Company Is Subject to Legal Proceedings and Investigatory Risks: As a company with a substantial employee population and with clients in more than 175 countries, IBM is or may become involved as a party and/or may be subject to a variety of claims, demands, suits, investigations, tax matters and other proceedings that arise from time to time in the ordinary course of its business. The risks associated with such legal proceedings are described in more detail in note R, “Commitments & Contingencies,” in IBM’s 2023 Annual Report to Stockholders. The company believes it has adopted appropriate risk management and compliance programs. Legal and compliance risks, however, will continue to exist and additional legal proceedings and other contingencies, the outcome of which cannot be predicted with certainty, may arise from time to time.
Risks Related to Financing and Capital Markets Activities

The Company’s Results of Operations and Financial Condition Could Be Negatively Impacted by Its U.S. and non-U.S. Pension Plans: Adverse financial market conditions and volatility in the credit markets may have an unfavorable impact on the value of the company’s pension trust assets and its future estimated pension liabilities. As a result, the company’s financial results in any period could be negatively impacted. In addition, in a period of an extended financial market downturn, the company could be required to provide incremental pension plan funding with resulting liquidity risk which could negatively impact the company’s financial flexibility. Further, the company’s results could be negatively impacted by premiums for mandatory pension insolvency insurance coverage outside the United States. Premium increases could be significant due to the level of insolvencies of unrelated companies in the country at issue. IBM’s 2023 Annual Report to Stockholders includes information about potential impacts from pension funding and the use of certain assumptions regarding pension matters.

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

The Company’s Financial Performance Could Be Impacted by Changes in Market Liquidity Conditions and by Customer Credit Risk on Receivables: The company’s financial performance is exposed to a wide variety of industry sector dynamics worldwide, including sudden shifts in regional or global economic activity. The company’s earnings and cash flows, as well as its access to funding, could be negatively impacted by changes in market liquidity conditions. IBM’s 2023 Annual Report to Stockholders includes information about the company’s liquidity position. The company’s client base includes many enterprises worldwide, from small and medium businesses to the world’s largest organizations and governments, with a significant portion of the company’s revenue coming from global clients across many sectors. Most of the company’s sales are on an open credit basis, and the company performs ongoing credit evaluations of its clients’ financial conditions. If the company becomes aware of information related to the creditworthiness of a major customer, or if future actual default rates on receivables in general differ from those currently anticipated, the company may have to adjust its allowance for credit losses, which could affect the company’s consolidated net income in the period the adjustments are made.

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

Item 1B. Unresolved Staff Comments:
Not applicable.

Item 1C. Cybersecurity:
Risk Management and Strategy
Cybersecurity is a critical part of risk management at IBM and is integrated with the company’s overall enterprise risk management framework. The Board of Directors and the Audit Committee of the Board are responsible for overseeing management’s execution of cybersecurity risk management and for assessing IBM’s approach to risk management. Senior management is responsible for assessing and managing IBM’s exposure to cybersecurity risks on an ongoing basis.
From an enterprise perspective, we implement a multi-faceted risk management approach based on the National Institute of Standards and Technology Cybersecurity Framework. We have established policies and procedures that provide the foundation upon which IBM’s infrastructure and data are managed. We regularly assess and adjust our technical controls and methods to identify and mitigate emerging cybersecurity risks. We use a layered approach with overlapping controls to defend against cybersecurity attacks and threats on IBM networks, end-user devices, servers, applications, data, and cloud solutions.
We draw heavily on our own commercial security solutions and services to manage and mitigate cybersecurity risks. IBM maintains a Security Operations Center (“SOC”) that monitors for threats to IBM’s networks and systems, utilizing threat intelligence provided by a range of sources, including the IBM Security X-Force Exchange platform, which maintains one of the largest compilations of threat intelligence in the world. We also rely on tools licensed from third party security vendors to monitor and manage cybersecurity risks. We periodically engage third parties to supplement and review our cybersecurity practices and provide relevant certifications.
We have a global incident response process, managed by IBM’s Computer Security Incident Response Team (“CSIRT”), that relies primarily on internal expertise to respond to cybersecurity threats and attacks. We utilize a combination of online training, educational tools, videos and other awareness initiatives to foster a culture of security awareness and responsibility among our workforce, including responsibility for reporting suspicious activity.
IBM has a third party supplier risk management program to oversee and identify risks from cybersecurity threats associated with its use of third party service providers and vendors. Risks are assessed and prioritized based, among other things, on the type of offering/engagement, supplier assessments, threat intelligence, and industry practices.
As discussed in greater detail in Item 1A., "Risk Factors," the company faces numerous and evolving cybersecurity threats, including risks originating from intentional acts of criminal hackers, hacktivists, nation states and competitors; from intentional and unintentional acts or omissions of customers, contractors, business partners, vendors, employees and other third parties; and from errors in processes or technologies, as well as the risks associated with an increase in the number of customers, contractors, business partners, vendors, employees and other third parties working remotely. While the company continues to monitor for, identify, investigate, respond to and remediate cybersecurity risks, including incidents and vulnerabilities, there have not been any that have had a material adverse effect on the company, though there is no assurance that there will not be cybersecurity risks that will have a material adverse effect in the future.
Governance
IBM’s Enterprise & Technology Security (“E&TS”) organization has oversight responsibility for the security of both IBM’s internal systems and external offerings and works across all of the organizations within the company to protect IBM, its brand, and its clients against cybersecurity risks. E&TS also addresses cybersecurity risks associated with third party suppliers. For these purposes, E&TS includes a dedicated Chief Information Security Officer (“CISO”) whose team is responsible for leading enterprise-wide information security strategy, policy, standards, architecture, and processes for IBM’s internal systems. The CISO manages the CSIRT. The CISO also manages the Product Security Incident Response Team (“PSIRT”), which focuses on product vulnerabilities potentially affecting the security of offerings sold to customers. IBM also has Business Information Security Officers (“BISO”) who coordinate with the Office of the CISO on security issues specific to particular business segments.
The CSIRT team, together with the Office of the Chief Information Officer (“CIO”), Cyber Legal, Corporate Security, and BISOs, engages in on-going reviews of incidents, threat intelligence, detections, and vulnerabilities, including to assess client and regulatory impact. Events of interest are promptly reported to the Senior Vice President (“SVP”) for Legal & Regulatory Affairs and General Counsel (“GC”) and the SVP overseeing cybersecurity (“SVP Sponsor”).
Incidents are delegated to an appropriate incident response team for assessment, investigation, and remediation. Depending on the nature of the matter, the incident response team may include individuals from E&TS, the Office of the CISO, the Office of the CIO, Cyber Legal, Business Units, the Chief Privacy Office, Human Resources, Procurement, Finance and Operations, and Corporate Security. The incident response teams advise and consult with the GC and the SVP Sponsor, as appropriate.
The Cybersecurity Advisory Committee (“CAC”) meets regularly and is responsible for overseeing management of the Company’s cybersecurity risk. The CAC is composed of, among others, SVPs from the major business units, the SVP Sponsor, and the GC. The CAC is responsible for, among other things, setting the Company’s governance structure for managing cybersecurity risk and reviewing noteworthy cybersecurity incidents and strategies to prevent recurrence. IBM management responsible for managing cybersecurity risk reflects a cross-section of functions from across the organization with significant experience in managing such risk as well as the technologies underlying these risks. They also hold leadership positions outside of IBM in the field of cybersecurity, serving on governing and advisory boards of public and private institutions at the forefront of issues related to cybersecurity, including technology development, cybersecurity policy, and national security.
The Board of Directors and the Audit Committee oversees the cyber governance process. Leadership from E&TS, including the CISO, make regular presentations to the Audit Committee and the full Board on identification, management, and remediation of cybersecurity risks, both internal and external, as well as threat intelligence, emerging global policies and regulations, cybersecurity technologies, and best practices. In addition, senior management provides briefings as needed to the Audit Committee Chair, the Audit Committee, and, as appropriate, the full Board, on cybersecurity issues and incidents of potential interest.

Item 2. Properties:
IBM’s corporate headquarters are located at an owned site in Armonk, New York. As of December 31, 2023, in aggregate, we owned or leased facilities for current use consisting of approximately 44 million square feet worldwide.
At December 31, 2023, IBM’s facilities in the U.S. had aggregate floor space of approximately 18 million square feet, of which approximately 9 million was owned and 9 million was leased. Outside the U.S., facilities totaled approximately 26 million square feet, of which 4 million was owned and 22 million was leased. This space is primarily used for sales and distribution, manufacturing and development, data processing services including the company’s cloud centers, research and other administrative and general support purposes. Our facilities are utilized for current operations of all business segments.
Continuous optimization, maintenance and upgrading of facilities are essential to maintain our technological leadership, improve productivity and meet customer demand. We believe that in all material respects our properties have been satisfactorily maintained, are in good condition and are suitable for our operations.

Item 3. Legal Proceedings:
Refer to note R, “Commitments & Contingencies,” on pages 95 to 97 of IBM’s 2023 Annual Report to Stockholders, which is incorporated herein by reference.

Item 4. Mine Safety Disclosures:
Not applicable.

PART II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities:
Refer to page 123 of IBM’s 2023 Annual Report to Stockholders, which is incorporated herein by reference solely as it relates to this item.
IBM common stock is listed on the New York Stock Exchange and the NYSE Chicago under the symbol “IBM.” There were 378,481 common stockholders of record at February 9, 2024.
The following table provides information relating to the company’s repurchase of common stock for the fourth quarter of 2023.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
October 1, 2023—October 31, 2023	—	$—	—	$2,007,611,768
November 1, 2023—November 30, 2023	—	$—	—	$2,007,611,768
December 1, 2023—December 31, 2023	—	$—	—	$2,007,611,768
Total	—	$—	—

(1)    On October 30, 2018, the Board of Directors authorized $4.0 billion in funds for use in the company’s common stock repurchase program. The company stated that it would repurchase shares on the open market or in private transactions depending on market conditions. The common stock repurchase program does not have an expiration date. This table does not include shares tendered to satisfy the exercise price in connection with cashless exercises of employee stock options or shares tendered to satisfy tax withholding obligations in connection with employee equity awards. The company suspended its share repurchase program at the time of the Red Hat closing in 2019.
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations:
Refer to pages 6 through 40 of IBM’s 2023 Annual Report to Stockholders, which are incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk:
Refer to the section titled “Market Risk” on pages 36 and 37 of IBM’s 2023 Annual Report to Stockholders, which is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data:
Refer to pages 44 through 121 of IBM’s 2023 Annual Report to Stockholders, which are incorporated herein by reference. Also refer to the Financial Statement Schedule on page S-1 of this Form 10-K.

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
Refer to “Report of Management” and “Report of Independent Registered Public Accounting Firm” on pages 41 through 44 of IBM’s 2023 Annual Report to Stockholders, which are incorporated herein by reference. There has been no change in the company’s internal control over financial reporting that occurred during the fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

Item 9B. Other Information:
Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections:
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance:
Refer to the information under the captions “Election of Directors for a Term of One Year,” “Governance and the Board—Committees of the Board,” “Governance and the Board—Delinquent Section 16(a) Reports: None,” “Governance and the Board—Corporate Governance” and “Frequently Asked Questions—How do I submit an item of business for the 2025 Annual Meeting?” in IBM’s definitive Proxy Statement to be filed with the SEC and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held April 30, 2024, all of which information is incorporated herein by reference. Also refer to Item 1 of this Form 10-K under the caption “Information About Our Executive Officers (at February 26, 2024)” on page 3 for additional information on the company’s executive officers.

Item 11. Executive Compensation:
Refer to the information under the captions “2023 Summary Compensation Table and Related Narrative,” “2023 Summary Compensation Table,” “2023 Compensation Discussion and Analysis,” “2023 Grants of Plan-Based Awards Table,” “2023 Outstanding Equity Awards at Fiscal Year-End Table,” “2023 Option Exercises and Stock Vested Table,” “2023 Retention Plan Table,” “2023 Pension Benefits Narrative,” “2023 Pension Benefits Table,” “2023 Nonqualified Deferred Compensation Narrative,” “2023 Nonqualified Deferred Compensation Table,” “2023 Potential Payments Upon Termination Narrative,” “2023 Potential Payments Upon Termination Table,” “Governance and the Board—Compensation Committee Interlocks and Insider Participation: None,” “Compensation Program as It Relates to Risk,” “2023 Executive Compensation—Report of the Executive Compensation and Management Resources Committee of the Board of Directors,” “Pay Ratio, ” and "Pay Versus Performance" in IBM’s definitive Proxy Statement to be filed with the SEC and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held April 30, 2024, all of which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters:
Refer to the information under the captions “Ownership of Securities—Security Ownership of Certain Beneficial Owners” and “Ownership of Securities—Common Stock and Stock-based Holdings of Directors and Executive Officers” in IBM’s definitive Proxy Statement to be filed with the SEC and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held April 30, 2024, all of which information is incorporated herein by reference.

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1) (a)	Weighted-average exercise price of outstanding options, warrants and rights (1) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders
Options	9,259,638	$130.23	—
RSUs	21,624,285	N/A	—
PSUs (2)	5,239,655	N/A	—
Subtotal	36,123,578	$130.23	36,957,129
Equity compensation plans not approved by security holders
Options	596,924	$130.17	—
RSUs	1,433,358	N/A	—
PSUs (2)	689,528	N/A	—
DCEAP shares	198,263	N/A	—
Subtotal	2,918,073	$130.17	13,374,503
Total	39,041,651	$130.23	50,331,632

N/A is not applicable
RSUs = Restricted Stock Units, including Retention Restricted Stock Units
PSUs = Performance Share Units
DCEAP Shares = Promised Fee Shares under the DCEAP (refer to plan description below)
(1)In connection with 15 acquisition transactions, 356,373 additional share based awards, consisting of stock options, were outstanding at December 31, 2023 as a result of the Company’s assumption of awards granted by the acquired entities. The weighted-average exercise price of these awards was $24.43. The Company has not made, and will not make, any further grants or awards of equity securities under the plans of these acquired companies.
(2)The numbers included for PSUs in column (a) above reflect the maximum number payout. Assuming target number payout, the number of securities to be issued upon exercise of PSUs for equity compensation plans approved by security holders is 3,082,150 and for equity compensation plans not approved by security holders is 390,889. For additional information about PSUs, including payout calculations, refer to the information under “2023 Summary Compensation Table and Related Narrative” in IBM’s definitive Proxy Statement to be filed with the SEC and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held April 30, 2024.
The material features of each equity compensation plan under which equity securities are authorized for issuance that was adopted without stockholder approval are described below:
2001 Long-Term Performance Plan (the “2001 Plan”)
The 2001 Plan has been used to fund awards for employees other than senior executives of the Company. Awards for senior executives of the Company have been and will continue to be funded from the stockholder-approved 1999 Long-Term Performance Plan (the “1999 Plan”); the 1999 Plan is also used to fund awards for employees other than senior executives, otherwise, the provisions of the 2001 Plan are identical to the 1999 Plan, including the type of awards that may be granted under the plan (stock options, restricted stock and unit awards and long-term performance incentive awards).
The 2001 Plan is administered by the Executive Compensation and Management Resources Committee of the Board of Directors (the “Committee”), and that Committee may delegate to officers of the company certain of its duties, powers and authority. Payment of awards may be made in the form of cash, stock or combinations thereof and may be deferred with Committee approval. Awards are not transferable or assignable except (i) by law, will or the laws of descent and distribution, (ii) as a result of the disability of the recipient, or (iii) with the approval of the Committee.
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
PWCC Acquisition Long-Term Performance Plan (the “PWCC Plan”)
The PWCC Plan was adopted by the Board of Directors in connection with the company’s acquisition of PricewaterhouseCoopers Consulting (“PwCC”) from PricewaterhouseCoopers LLP, as announced on October 1, 2002. The PWCC Plan has been and will continue to be used solely to fund awards for employees of PwCC who have become employed by the company as a result of the acquisition. Awards for senior executives of the company will not be funded from the PWCC Plan. The terms and conditions of the PWCC Plan are substantively identical to the terms and conditions of the 2001 Plan, described above.
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
Amended and Restated Deferred Compensation and Equity Award Plan (the “DCEAP”)
The DCEAP was adopted in 1993 and amended and restated effective January 1, 2014. Under the Amended and Restated DCEAP, non-management directors receive Promised Fee Shares in connection with deferred annual retainer payments. Each Promised Fee Share is equal in value to one share of the company’s common stock. Upon a director’s retirement or other completion of service as a director, amounts deferred into Promised Fee Shares are payable in either cash and/or shares of the company’s stock either as lump sum or installments pursuant to the director’s distribution election. For additional information about the DCEAP, refer to “Director Compensation” in IBM’s definitive Proxy Statement to be filed with the SEC and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held April 30, 2024.

Item 13. Certain Relationships and Related Transactions, and Director Independence:
Refer to the information under the captions “IBM Board of Directors,” “Governance and the Board—Committees of the Board,” “Governance and the Board—Certain Transactions and Relationships” and “Governance and the Board—Corporate Governance—Independent Board” in IBM’s definitive Proxy Statement to be filed with the SEC and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held April 30, 2024, all of which information is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services:
Refer to the information under the captions “Report of the Audit Committee of the Board of Directors” and “Audit and Non-Audit Fees” in IBM’s definitive Proxy Statement to be filed with the SEC and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held April 30, 2024, all of which information is incorporated herein by reference.

PART IV
Item 15. Exhibits, Financial Statement Schedules:
(a)The following documents are filed as part of this report:
1.Financial statements from IBM’s 2023 Annual Report to Stockholders, which are incorporated herein by reference:
Report of Independent Registered Public Accounting Firm ‒ PCAOB Firm ID 238 (pages 42 through 43).
Consolidated Income Statement for the years ended December 31, 2023, 2022 and 2021 (page 44).
Consolidated Statement of Comprehensive Income for the years ended December 31, 2023, 2022 and 2021 (page 45).
Consolidated Balance Sheet at December 31, 2023 and 2022 (page 46).
Consolidated Statement of Cash Flows for the years ended December 31, 2023, 2022 and 2021 (page 47).
Consolidated Statement of Equity at December 31, 2023, 2022 and 2021 (pages 48 and 49).
Notes to Consolidated Financial Statements (pages 50 through 121).
2.Financial statement schedule required to be filed by Item 8 of this Form:

Page	Schedule Number
Report of Independent Registered Public Accounting Firm on Financial Statement Schedule.
S-1	II	Valuation and Qualifying Accounts and Reserves for the years ended December 31, 2023, 2022, and 2021.

All other schedules are omitted as the required matter is not present, the amounts are not significant or the information is shown in the Consolidated Financial Statements or the notes thereto.
3.Exhibits:

Reference Number per Item 601 of Regulation S-K	Description of Exhibits	Exhibit Number in this Form 10-K
(3)	Certificate of Incorporation and By-laws

The Certificate of Incorporation of IBM, is Exhibit 3.1 to Form 10-K, filed February 22, 2022, and is hereby incorporated by reference.
The By-Laws of IBM, as amended through December 12, 2023, is Exhibit 3.2 to Form 8-K, filed December 12, 2023, and is hereby incorporated by reference.
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

The instruments defining the rights of the holders of the 4.700% Notes due 2026, the 4.600% Notes due 2027, the 4.600% Notes due 2029, the 4.750% Notes due 2031, the 4.900% Notes due 2034, the 5.250% Notes due 2044 and the 5.300% Notes due 2054 are Exhibits 4.2, 4.3, 4.4, 4.5, 4.6, 4.7 and 4.8 to Form 8-K, filed February 2, 2024, and are hereby incorporated by reference.

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

Indenture dated as of February 2, 2024, between IBM International Capital Pte. Ltd., International Business Machines Corporation, as guarantor, and The Band of New York Mellon, as trustee, is Exhibit 4.1 to Form 8-K, filed February 2, 2024, and is hereby incorporated by reference.

Description of Securities Registered under Section 12 of the Exchange Act.	4.1
Material contracts

The IBM 2001 Long-Term Performance Plan, a compensatory plan, contained in Registration Statement No. 333-87708 on Form S-8, as such amended plan was filed as Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2007, is hereby incorporated by reference. (1)

The IBM PWCC Acquisition Long-Term Performance Plan, a compensatory plan, contained in Registration Statement No. 333-102872 on Form S-8, as such amended plan was filed as Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 2007, is hereby incorporated by reference. (1)

The IBM Red Hat Acquisition Long-Term Performance Plan, a compensatory plan, contained in Registration Statement No. 333-232585 of Form S-8, as such amended plan was filed as Exhibit 4.8 to Form S-8 POS, filed on December 18, 2020, is hereby incorporated by reference. (1)

The IBM 1999 Long-Term Performance Plan, a compensatory plan, contained in Registration Statement No. 333-30424 on Form S-8, as such amended plan was filed as Exhibit 10.3 to Form 10-Q for the quarter ended September 30, 2007, is hereby incorporated by reference. (1)

The IBM 1997 Long-Term Performance Plan, a compensatory plan, contained in Registration Statement No. 333-31305 on Form S-8, as such amended plan was filed as Exhibit 10.4 to Form 10-Q for the quarter ended September 30, 2007, is hereby incorporated by reference. (1)

The VMTurbo, Inc. Amended and Restated 2008 Stock Plan, a compensatory plan, contained in Registration Statement No. 333-259965 on Form S-8, as such amended and restated plan was filed as Exhibit 4.3 to Form S-8, filed on October 1, 2021, is hereby incorporated by reference. (1)

Forms of equity award agreements for (i) stock options, restricted stock, restricted stock units, cash-settled restricted stock units, SARS, (ii) performance share units and (iii) retention restricted stock unit awards as well as the Terms and Conditions of LTPP Equity Awards, effective October 1, 2018, in connection with the foregoing award agreements, filed as Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2018 are hereby incorporated by reference. (1)

Terms and Conditions of LTPP equity award agreements was filed as Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2019, and is hereby incorporated by reference. (1)

Forms of equity award agreements for stock options, restricted stock, restricted stock units, cash-settled restricted stock units and SARS, as well as the Terms and Conditions of LTPP Equity Awards, effective July 15, 2019, in connection with the foregoing award agreements, filed as Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2019, are hereby incorporated by reference. (1)

Forms of LTPP equity award agreements for (i) stock options, restricted stock, restricted stock units, cash-settled restricted stock units, SARS, and (ii) performance share units, as well as the Terms and Conditions of LTPP Equity Awards, effective October 1, 2019, in connection with the foregoing award agreements, filed as Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2019, are hereby incorporated by reference. (1)

Form of LTPP equity award agreement for performance share units and the terms and conditions of LTPP Equity Awards, effective December 17, 2019, in connection with the foregoing award agreements, filed as Exhibit 10.1 to Form 10-K for the year ended December 31, 2019, are hereby incorporated by reference. (1)

Form of LTPP equity award agreement for performance share units and the terms and conditions of LTPP Equity Awards, effective March 2, 2020, in connection with the foregoing award agreements, filed as Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2020, are hereby incorporated by reference. (1)

Terms and Conditions of IBM LTPP Equity Awards, effective June 1, 2020, filed as Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2020, are hereby incorporated by reference. (1)
Terms and Conditions of IBM LTPP Equity Awards, effective June 1, 2023, filed as Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2023, are hereby incorporated by reference. (1)

Form of LTPP equity award agreement for performance share unites, effective, January 1, 2021, filed as Exhibit 10.1 to Form 10-Q for the quarter ended March 1, 2021, is hereby incorporated by reference. (1)

Forms of LTPP equity award agreements for (i) stock options, restricted stock, restricted stock units, cash-settled restricted stock units, SARS, (ii) performance share units and (iii) retention restricted stock unit awards, effective June 1, 2021, filed as Exhibit 10.1 to the Form 10-Q for the quarter ended June 30, 2021, are hereby incorporated by reference. (1)

Forms of LTPP equity award agreements for (i) stock options, restricted stock, restricted stock units, cash-settled restricted stock units, SARS, and (ii) performance share units, as well as the Terms and Conditions of LTPP Equity Awards, effective January 1, 2022, in connection with the foregoing award agreements, filed as Exhibit 10.1 to Form 10-K for the year ended December 31, 2021, are hereby incorporated by reference. (1)

Forms of LTPP equity award agreements for (i) stock options, restricted stock, restricted stock units, cash-settled restricted stock units, SARS, and (ii) performance share units, as well as the Terms and Conditions of LTPP Equity Awards, effective February 1, 2023, in connection with the foregoing award agreements, filed as Exhibit 10.1 to Form 10-K for the year ended December 31, 2022, are hereby incorporated by reference. (1)

Forms of LTPP equity award agreements for (i) stock options, restricted stock units, cash-settled restricted stock units, SARS, (ii) retention restricted stock units, cash-settled retention restricted stock units, and (iii) performance share units, as well as the Terms and Conditions of LTPP Equity Awards, effective July 1, 2023, in connection with the foregoing award agreements, filed as Exhibit 10.2 to Form 10-Q for the quarter ended June 30, 2023, are hereby incorporated by reference. (1)

Annual Incentive Program, effective January 1, 2023, filed as Exhibit 10.3 for the quarter ended June 30, 2023, are hereby incorporated by reference. (1)

Board of Directors compensatory plans, as described under the caption “Governance of the Board—Director Compensation” in IBM’s definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held April 30, 2024, are hereby incorporated by reference. (1)

The IBM Non-Employee Directors Stock Option Plan, contained in Registration Statement 33-60227 on Form S-8, is hereby incorporated by reference. (1)

The IBM Board of Directors Amended and Restated Deferred Compensation and Equity Award Plan, a compensatory plan, as amended and restated effective January 1, 2014, which was filed as Exhibit 10.1 to Form 10-K for the year ended December 31, 2013, and is hereby incorporated by reference. (1)

Amendment No. 1 to the Amended and Restated Deferred Compensation and Equity Award Plan, effective January 30, 2018, which was filed as Exhibit 10.1 to Form 10-K for the year ended December 31, 2017, is hereby incorporated by reference. (1)

Amendment No. 2 to the Amended and Restated Deferred Compensation and Equity Award Plan, effective December 13, 2022, filed as Exhibit 10.2 to Form 10-K for the year ended December 31, 2022, are hereby incorporated by reference. (1)

The IBM Supplemental Executive Retention Plan, a compensatory plan, as amended and restated through December 31, 2008, which was filed as Exhibit 10.2 to Form 10-K for the year ended December 31, 2008, is hereby incorporated by reference. (1)

Amendment No. 1 to the IBM Supplemental Executive Retention Plan, a compensatory plan, effective December 9, 2014, which was filed as Exhibit 10.1 to Form 10-K for the year ended December 31, 2014, and is hereby incorporated by reference. (1)

Amendment No. 2 to the IBM Supplemental Executive Retention Plan, a compensatory plan, effective December 31, 2023. (1)	10.1
The IBM Excess Savings Plan, a compensatory plan (formerly the IBM Excess 401(k) Plus Plan), as amended and restated through January 1, 2024. (1)	10.2

The IBM 2003 Employees Stock Purchase Plan, contained in Registration Statement 333-104806 on Form S-8, as amended through April 1, 2005, which was filed as Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2005, is hereby incorporated by reference. (1)

Form of Noncompetition Agreement, filed as Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2009, is hereby incorporated by reference. (1)
Form of Noncompetition Agreement, filed as Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2012, is hereby incorporated by reference. (1)
Form of Noncompetition Agreement, filed as Exhibit 10.2 to Form 10-K for the year ended December 31, 2015, is hereby incorporated by reference. (1)
Form of Noncompetition Agreement, filed as Exhibit 10.3 to Form 10-Q for the quarter ended June 30, 2016, is hereby incorporated by reference. (1)
Form of Noncompetition Agreement, filed as Exhibit 10.1 to Form 10-K for the year ended December 31, 2016, is hereby incorporated by reference. (1)
Form of Noncompetition Agreement, filed as Exhibit 10.3 to Form 10-K for the year ended December 31, 2017, is hereby incorporated by reference. (1)
Form of Noncompetition Agreement, filed as Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 2018, is hereby incorporated by reference. (1)
Form of Noncompetition Agreement, filed as Exhibit 10.2 to Form 10-K for the year ended December 31, 2019, is hereby incorporated by reference. (1)
Form of Noncompetition Agreement, filed as Exhibit 10.2 to Form 10-K for the year ended December 31, 2020, is hereby incorporated by reference. (1)
Form of Noncompetition Agreement, filed as Exhibit 10.2 to Form 10-K for the year ended December 31, 2021, is hereby incorporated by reference. (1)
Form of Noncompetition Agreement, filed as Exhibit 10.4 to Form 10-K for the year ended December 31, 2022, is hereby incorporate by reference. (1)
Letter Agreement, signed by Gary Cohn and IBM, dated December 24, 2020, filed as Exhibit 10.3 to Form 10-K for the year ended December 31, 2021, is hereby incorporated by reference. (1)
Letter Agreement, signed by Gary Cohn, dated December 24, 2020, filed as Exhibit 10.4 to Form 10-K for the year ended December 31, 2021, is hereby incorporated by reference. (1)

$2,500,000,000 Three-Year Credit Agreement, dated as of June 22, 2021, among International Business Machines Corporation, the Subsidiary Borrowers parties thereto, the several banks and other financial institutions from time to time parties to such agreement, JPMorgan Chase Bank, N.A., as Administrative Agent, BNP Paribas, Citibank N.A. and Royal Bank of Canada, as Syndication Agents, and the Documentation Agents named therein, filed as Exhibit 10.1 to Form 8-K, filed June 25, 2021, is hereby incorporated by reference.

Amendment No. 1 to Three-Year Credit Agreement dated as of June 30, 2022, among International Business Machines Corporation, the several banks and other financial institutions from time to time parties to such agreement and JPMorgan Chase Bank, N.A., as Administrative Agent, filed as Exhibit 10.1 to Form 8-K, filed July 1, 2022, is hereby incorporated by reference.

Confirmation of Termination Date Extension dated June 15, 2023 to $2,500,000,000 Three-Year Credit Agreement dated as of June 22, 2021 (as amended by Amendment No. 1 to Three-Year Credit Agreement, dated as of June 30, 2022), among IBM, the several banks and other financial institutions from time to time parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, BNP Paribas, Citibank N.A. and Royal Bank of Canada, as Syndication Agents, and the Documentation Agents named therein, filed as Exhibit 10.1 to Form 8-K, filed June 16, 2023, is hereby incorporated by reference.

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

Confirmation of Termination Date Extension dated June 15, 2023 to $7,500,000,000 Five-Year Credit Agreement dated as of June 22, 2021 (as amended by Amendment No. 1 to Five-Year Credit Agreement, dated as of June 30, 2022), among IBM, the several banks and other financial institutions from time to time parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, BNP Paribas, Citibank N.A. and Royal Bank of Canada, as Syndication Agents, and the Documentation Agents named therein, filed as Exhibit 10.2 to Form 8-K, filed June 16, 2023, is hereby incorporated by reference.

(13)	Annual Report to Security Holders (2)	13
(21)	Subsidiaries of the registrant	21
(23)	Consent of Independent Registered Public Accounting Firm	23.1
(24)	Powers of attorney	24.1
	Resolution of the IBM Board of Directors authorizing execution of this Annual Report on Form 10-K by Powers of Attorney	24.2
(31)	Certification by CEO pursuant to Rule 13A-14(a) or 15D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	31.1
	Certification by CFO pursuant to Rule 13A-14(a) or 15D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	31.2
(32)	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	32.1
	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	32.2
(97)	International Business Machines Corporation Executive Officer Compensation Recovery Policy	97
101.INS	XBRL Instance Document – the instance document does not appear on the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	101

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.	104

(1)    Management contract or compensatory plan or arrangement.
(2)    The Performance Graphs, set forth on page 122 of IBM’s 2023 Annual Report to Stockholders, are deemed to be furnished but not filed.

Item 16. Form 10-K Summary:
None.

1 of 2
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL BUSINESS MACHINES CORPORATION (Registrant)

By:	/s/ NICOLÁS A. FEHRING
Nicolás A. Fehring
Vice President and Controller
(Chief Accounting Officer)

Date: February 26, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ARVIND KRISHNA	Chairman of the Board and Chief Executive Officer	February 26, 2024
Arvind Krishna

/s/ JAMES J. KAVANAUGH	Senior Vice President and Chief Financial Officer, Finance and Operations	February 26, 2024
James J. Kavanaugh

/s/ NICOLÁS A. FEHRING	Vice President and Controller (Chief Accounting Officer)	February 26, 2024
Nicolás A. Fehring

2 of 2
Board of Directors

		By:	/s/ FRANK SEDLARCIK
Frank Sedlarcik
Marianne C. Brown	Director		Attorney-in-fact February 26, 2024
Thomas Buberl	Director
David N. Farr	Director
Alex Gorsky	Director
Michelle J. Howard	Director
Andrew N. Liveris	Director
F. William McNabb III	Director
Michael Miebach	Director
Martha E. Pollack	Director
Joseph R. Swedish	Director
Peter R. Voser	Director
Frederick H. Waddell	Director
Alfred W. Zollar	Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON FINANCIAL STATEMENT SCHEDULE
To the Board of Directors and Stockholders of
International Business Machines Corporation:
Our audits of the consolidated financial statements referred to in our report dated February 26, 2024 appearing in the 2023 Annual Report to Stockholders of International Business Machines Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.
/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
New York, New York
February 26, 2024

SCHEDULE II
INTERNATIONAL BUSINESS MACHINES CORPORATION AND SUBSIDIARY COMPANIES
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
For the Years Ended December 31:
(Dollars in Millions)

Description	Balance at Beginning of Period	Additions/ (Deductions)	Write-offs	Foreign Currency and Other	Balance at End of Period
Allowance For Credit Losses
2023
–Current (1)	$467	$13	$(97)	$48	$431
–Noncurrent	$28	$(2)	$—	$0	$27
2022
–Current (1)	$418	$59	$(55)	$45	$467
–Noncurrent	$25	$6	$0	$(2)	$28
2021
–Current	$503	$(35)	$(46)	$(4)	$418
–Noncurrent	$47	$(21)	$0	$(2)	$25
Allowance For Inventory Losses
2023	$631	$201	$(183)	$9	$658
2022	$633	$162	$(148)	$(15)	$631
2021	$514	$240	$(118)	$(3)	$633
Revenue Based Provisions
2023	$424	$500	$(456)	$12	$480
2022	$435	$620	$(629)	$(2)	$424
2021	$372	$627	$(574)	$10	$435

(1) Other includes reserves related to discontinued operations.

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