Form 10-Q
period 2024-03-31
INTERNATIONAL BUSINESS MACHINES CORP
filed 2024-04-30
CIK 51143

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTER ENDED MARCH 31, 2024
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant had 918,602,666 shares of common stock outstanding at March 31, 2024.

Part I - Financial Information
Item 1. Consolidated Financial Statements:
INTERNATIONAL BUSINESS MACHINES CORPORATION
AND SUBSIDIARY COMPANIES
CONSOLIDATED INCOME STATEMENT
(UNAUDITED)

	Three Months Ended March 31,
(Dollars in millions except per share amounts)	2024	2023
Revenue:
Services	$7,470	$7,524
Sales	6,799	6,532
Financing	192	196
Total revenue	14,462	14,252
Cost:
Services	5,239	5,310
Sales	1,381	1,322
Financing	99	110
Total cost	6,719	6,743
Gross profit	7,742	7,509
Expense and other (income):
Selling, general and administrative	4,974	4,853
Research, development and engineering	1,796	1,655
Intellectual property and custom development income	(216)	(180)
Other (income) and expense	(317)	(245)
Interest expense	432	367
Total expense and other (income)	6,669	6,451
Income from continuing operations before income taxes	1,074	1,058
Provision for/(benefit from) income taxes	(502)	124
Income from continuing operations	$1,575	$934
Income/(loss) from discontinued operations, net of tax	30	(7)
Net income	$1,605	$927

Earnings/(loss) per share of common stock:
Assuming dilution:
Continuing operations	$1.69	$1.02
Discontinued operations	0.03	(0.01)
Total	$1.72	$1.01
Basic:
Continuing operations	$1.72	$1.03
Discontinued operations	0.03	(0.01)
Total	$1.75	$1.02

Weighted-average number of common shares outstanding: (millions)
Assuming dilution	933.4	917.8
Basic	917.2	907.5
(Amounts may not add due to rounding.)
(The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION
AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended March 31,
(Dollars in millions)	2024	2023
Net income	$1,605	$927
Other comprehensive income/(loss), before tax:
Foreign currency translation adjustments	55	(87)
Net changes related to available-for-sale securities:
Unrealized gains/(losses) arising during the period	0	15
Reclassification of (gains)/losses to net income	—	—
Total net changes related to available-for-sale securities	0	15
Unrealized gains/(losses) on cash flow hedges:
Unrealized gains/(losses) arising during the period	176	(29)
Reclassification of (gains)/losses to net income	70	(122)
Total unrealized gains/(losses) on cash flow hedges	246	(151)
Retirement-related benefit plans:
Prior service costs/(credits)	—	—
Net (losses)/gains arising during the period	1	2
Curtailments and settlements	2	(1)
Amortization of prior service (credits)/costs	(2)	(2)
Amortization of net (gains)/losses	261	131
Total retirement-related benefit plans	262	130
Other comprehensive income/(loss), before tax	563	(93)
Income tax (expense)/benefit related to items of other comprehensive income	(289)	53
Other comprehensive income/(loss), net of tax	273	(40)
Total comprehensive income	$1,878	$888
(Amounts may not add due to rounding.)
(The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION
AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEET
(UNAUDITED)
ASSETS

(Dollars in millions)	At March 31, 2024	At December 31, 2023
Assets:
Current assets:
Cash and cash equivalents	$14,603	$13,068
Restricted cash	162	21
Marketable securities	4,512	373
Notes and accounts receivable — trade (net of allowances of $152 in 2024 and $192 in 2023)	6,041	7,214
Short-term financing receivables:
Held for investment (net of allowances of $125 in 2024 and $129 in 2023)	4,877	6,102
Held for sale	644	692
Other accounts receivable (net of allowances of $38 in 2024 and $109 in 2023)	760	640
Inventory, at lower of average cost or net realizable value:
Finished goods	131	78
Work in process and raw materials	1,081	1,083
Total inventory	1,212	1,161
Deferred costs	1,047	998
Prepaid expenses and other current assets	2,804	2,639
Total current assets	36,663	32,908
Property, plant and equipment	18,071	18,122
Less: Accumulated depreciation	12,477	12,621
Property, plant and equipment — net	5,594	5,501
Operating right-of-use assets — net	3,204	3,220
Long-term financing receivables (net of allowances of $20 in 2024 and $27 in 2023)	4,927	5,766
Prepaid pension assets	7,545	7,506
Deferred costs	810	842
Deferred taxes	6,465	6,656
Goodwill	59,534	60,178
Intangible assets — net	10,750	11,036
Investments and sundry assets	1,678	1,626
Total assets	$137,169	$135,241
(Amounts may not add due to rounding.)
(The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION
AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEET – (CONTINUED)
(UNAUDITED)
LIABILITIES AND EQUITY

(Dollars in millions except per share amounts)	At March 31, 2024	At December 31, 2023
Liabilities:
Current liabilities:
Taxes	$1,710	$2,270
Short-term debt	5,471	6,426
Accounts payable	3,588	4,132
Compensation and benefits	3,190	3,501
Deferred income	14,051	13,451
Operating lease liabilities	784	820
Other accrued expenses and liabilities	3,605	3,521
Total current liabilities	32,397	34,122
Long-term debt	54,033	50,121
Retirement and nonpension postretirement benefit obligations	10,421	10,808
Deferred income	3,488	3,533
Operating lease liabilities	2,583	2,568
Other liabilities	10,914	11,475
Total liabilities	113,836	112,628
Equity:
IBM stockholders’ equity:
Common stock, par value $0.20 per share, and additional paid-in capital	60,145	59,643
Shares authorized: 4,687,500,000
Shares issued: 2024 - 2,271,074,279
2023 - 2,266,911,160
Retained earnings	151,362	151,276
Treasury stock - at cost	(169,759)	(169,624)
Shares: 2024 - 1,352,471,614
2023 - 1,351,897,514
Accumulated other comprehensive income/(loss)	(18,488)	(18,761)
Total IBM stockholders’ equity	23,261	22,533
Noncontrolling interests	72	80
Total equity	23,333	22,613
Total liabilities and equity	$137,169	$135,241
(Amounts may not add due to rounding.)
(The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION
AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
(Dollars in millions)	2024	2023
Cash flows from operating activities:
Net income	$1,605	$927
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation (1)	533	527
Amortization of capitalized software and acquired intangible assets	598	547
Stock-based compensation	320	268
Net (gain)/loss on divestitures, asset sales and other (2)	(253)	(5)
Changes in operating assets and liabilities, net of acquisitions/divestitures (2)	1,365	1,509
Net cash provided by operating activities	4,168	3,774

Cash flows from investing activities:
Payments for property, plant and equipment	(239)	(300)
Proceeds from disposition of property, plant and equipment	12	11
Investment in software	(134)	(168)
Acquisition of businesses, net of cash acquired	(82)	(22)
Divestitures of businesses, net of cash transferred	703	—
Purchases of marketable securities and other investments	(4,934)	(8,531)
Proceeds from disposition of marketable securities and other investments	464	1,050
Net cash provided by/(used in) investing activities	(4,210)	(7,960)

Cash flows from financing activities:
Proceeds from new debt	5,486	9,432
Payments to settle debt	(2,106)	(2,125)
Short-term borrowings/(repayments) less than 90 days — net	1	(3)
Common stock repurchases for tax withholdings	(199)	(96)
Financing — other	216	(3)
Cash dividends paid	(1,522)	(1,497)
Net cash provided by/(used in) financing activities	1,877	5,708

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(159)	24
Net change in cash, cash equivalents and restricted cash	1,676	1,547

Cash, cash equivalents and restricted cash at January 1	13,089	7,988
Cash, cash equivalents and restricted cash at March 31	$14,765	$9,535

(1) Includes operating lease right-of-use assets amortization expense of $0.2 billion in 2024 and 2023.
(2) Prior period has been reclassified to conform to the change in 2024 presentation.

(Amounts may not add due to rounding.)
(The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION
AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENT OF EQUITY
(UNAUDITED)

(Dollars in millions except per share amounts)	Common Stock and Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income/(Loss)	Total IBM Stockholders' Equity	Non- Controlling Interests	Total Equity
Equity - January 1, 2024	$59,643	$151,276	$(169,624)	$(18,761)	$22,533	$80	$22,613
Net income plus other comprehensive income/(loss):
Net income		1,605			1,605		1,605
Other comprehensive income/(loss)				273	273		273
Total comprehensive income					$1,878		$1,878
Cash dividends paid — common stock ($1.66 per share)		(1,522)			(1,522)		(1,522)
Common stock issued under employee plans (4,163,119 shares)	502				502		502
Purchases (1,087,670 shares) and sales (513,570 shares) of treasury stock under employee plans — net		4	(134)		(130)		(130)
Changes in noncontrolling interests						(8)	(8)
Equity – March 31, 2024	$60,145	$151,362	$(169,759)	$(18,488)	$23,261	$72	$23,333

(Dollars in millions except per share amounts)	Common Stock and Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income/(Loss)	Total IBM Stockholders' Equity	Non- Controlling Interests	Total Equity
Equity - January 1, 2023	$58,343	$149,825	$(169,484)	$(16,740)	$21,944	$77	$22,021
Net income plus other comprehensive income/(loss):
Net income		927			927		927
Other comprehensive income/(loss)				(40)	(40)		(40)
Total comprehensive income					$888		$888
Cash dividends paid — common stock ($1.65 per share)		(1,497)			(1,497)		(1,497)
Common stock issued under employee plans (2,380,928 shares)	332				332		332
Purchases (711,325 shares) and sales (283,834 shares) of treasury stock under employee plans — net		(2)	(60)		(62)		(62)
Changes in noncontrolling interests						(9)	(9)
Equity - March 31, 2023	$58,675	$149,253	$(169,544)	$(16,780)	$21,604	$68	$21,672
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
In the first quarter of 2024, the company made changes to its organizational structure and management system to better align its portfolio to the market, increase transparency and improve segment comparability to peers. These changes did not impact the company's Consolidated Financial Statements, but did impact its reportable segments. Refer to note 4, "Segments," for additional information on the company's reportable segments. The segments are reported on a comparable basis for all periods.
For the three months ended March 31, 2024, the company reported a benefit from income taxes of $502 million and its effective tax rate was (46.7) percent. The rate was primarily driven by the resolution of certain tax audit matters. For the three months ended March 31, 2023, the company reported a provision for income taxes of $124 million and its effective tax rate was 11.7 percent.
Noncontrolling interest amounts, included as a reduction within other (income) and expense in the Consolidated Income Statement, were not material to the consolidated results for the periods presented.
The company has supplier finance programs with third-party financial institutions where the company agrees to pay the financial institutions the stated amounts of invoices from participating suppliers on the originally invoiced maturity date, which have an average term of 90 to 120 days, consistent with the company's standard payment terms. The financial institutions offer earlier payment of the invoices at the sole discretion of the supplier for a discounted amount. The company does not provide secured legal assets or other forms of guarantees under the arrangements. The company is not a party to the arrangements between its suppliers and the financial institutions. These obligations are recognized as accounts payable in the Consolidated Balance Sheet. The obligations outstanding under these programs at March 31, 2024 and December 31, 2023 were $113 million and $101 million, respectively.
Interim results are not necessarily indicative of financial results for a full year. The information included in this Form 10-Q should be read in conjunction with the company’s 2023 Annual Report.
Within the financial statements and tables presented, certain columns and rows may not add due to the use of rounded numbers for disclosure purposes. Percentages presented are calculated from the underlying whole-dollar amounts. Certain prior-period amounts have been reclassified to conform to the change in current-period presentation. This is annotated where applicable.
2. Accounting Changes:
New Standards to be Implemented
Income Tax Disclosures
Standard/Description–Issuance date: December 2023. This guidance requires disaggregated disclosure of the tax rate reconciliation into eight categories, with further disaggregation required for items greater than a specific threshold. Additionally, the guidance requires the disclosure of income taxes paid disaggregated by federal, state and foreign jurisdictions.

Notes to Consolidated Financial Statements — (continued)
Effective Date and Adoption Considerations–The guidance is effective January 1, 2025 and early adoption is permitted. The company expects to adopt the guidance as of the effective date.
Effect on Financial Statements or Other Significant Matters–As the guidance is a change to disclosures only, it will impact the “Taxes” note within the company's annual financial statements but will not impact the consolidated financial results.
Segment Reporting Disclosures
Standard/Description–Issuance date: November 2023. This guidance requires the disclosure of significant segment expenses that are regularly provided to a company's chief operating decision maker and included within each reported measure of segment profit or loss. The company must also disclose “other segment items,” which is the difference between segment revenue less significant expenses for each reported measure of segment profit or loss, and a description of its composition. This guidance also requires all segment annual disclosures to be provided on an interim basis.
Effective Date and Adoption Considerations–The guidance is effective for annual periods beginning in 2024, and for interim periods beginning January 1, 2025, and is required to be applied on a retrospective basis to all prior periods presented. Early adoption is permitted. The company will adopt the guidance as of the effective date.
Effect on Financial Statements or Other Significant Matters–As the guidance is a change to disclosures only, it will impact the “Segments” note within the company's quarterly and annual financial statements but will not have an impact in the consolidated financial results.
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

Notes to Consolidated Financial Statements — (continued)
3. Revenue Recognition:
Disaggregation of Revenue
The following tables provide details of revenue by major products/service offerings and revenue by geography.
Revenue by Major Products/Service Offerings

(Dollars in millions)
For the three months ended March 31:	2024	2023 (1)
Hybrid Platform & Solutions	$4,098	$3,850
Transaction Processing	1,800	1,742
Total Software	$5,899	$5,591
Business Transformation	2,317	2,283
Application Operations	1,938	1,989
Technology Consulting	931	925
Total Consulting	$5,186	$5,197
Hybrid Infrastructure	1,803	1,709
Infrastructure Support	1,273	1,389
Total Infrastructure	$3,076	$3,098
Financing (2)	193	196
Other	108	169
Total revenue	$14,462	$14,252

(1)Recast to reflect segment changes.
(2)Contains lease and loan financing arrangements which are not subject to the guidance on revenue from contracts with customers.
Revenue by Geography

(Dollars in millions)
For the three months ended March 31:	2024	2023
Americas	$7,296	$7,078
Europe/Middle East/Africa	4,313	4,331
Asia Pacific	2,853	2,843
Total	$14,462	$14,252
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
At March 31, 2024, the aggregate amount of the transaction price allocated to RPO related to customer contracts that are unsatisfied or partially unsatisfied was approximately $56 billion. Approximately 70 percent of the amount is expected

Notes to Consolidated Financial Statements — (continued)
to be recognized as revenue in the subsequent two years, approximately 27 percent in the subsequent three to five years and the balance thereafter.
Revenue Recognized for Performance Obligations Satisfied (or Partially Satisfied) in Prior Periods
For the three months ended March 31, 2024, revenue recognized for performance obligations satisfied or partially satisfied in prior periods was immaterial.
Reconciliation of Contract Balances
The following table provides information about notes and accounts receivable–trade, contract assets and deferred income balances.

(Dollars in millions)	At March 31, 2024	At December 31, 2023
Notes and accounts receivable — trade (net of allowances of $152 in 2024 and $192 in 2023)	$6,041	$7,214
Contract assets (1)	$527	$505
Deferred income (current)	$14,051	$13,451
Deferred income (noncurrent)	$3,488	$3,533

(1)Included within prepaid expenses and other current assets in the Consolidated Balance Sheet.
The amount of revenue recognized during the three months ended March 31, 2024 that was included within the deferred income balance at December 31, 2023 was $4.3 billion and was primarily related to software and services.
The following table provides roll forwards of the notes and accounts receivable–trade allowance for expected credit losses for the three months ended March 31, 2024 and the year ended December 31, 2023.

(Dollars in millions)
January 1, 2024	Additions / (Releases)	Write-offs (1)	Foreign currency and other	March 31, 2024
$192	$(8)	$(29)	$(3)	$152

January 1, 2023	Additions / (Releases)	Write-offs (1)	Foreign currency and other	December 31, 2023
$233	$32	$(79)	$6	$192

(1)The majority of the write-offs during the period related to receivables which had been previously reserved.
The contract assets allowance for expected credit losses was not material in any of the periods presented.

Notes to Consolidated Financial Statements — (continued)
4. Segments:
In the first quarter of 2024, the company made changes to its organization structure and management system to better align its portfolio with the market, increase transparency and improve segment comparability to peers. These changes did not impact the company's Consolidated Financial Statements, but did impact its reportable segments. Due to the removal of certain components of segment profitability, as described below, the company also updated the title of its segment performance metric from pre-tax income from continuing operations to segment profit.
The following table displays the segment updates:

Reportable Segment Change	Resulting Segment Implications
The Weather Company asset divestiture	-	Software Segment
	+	Other-divested businesses
Security Services realignment	-	Software Segment
	+	Consulting Segment
Removal of stock-based compensation and net interest allocations from segment profitability	-	Software Segment, Consulting Segment, Infrastructure Segment, Financing Segment (1)
	+	Other
(1) Presentation of interest for the Financing Segment did not change.
The following tables reflect the results of continuing operations of the company’s segments consistent with the management and measurement system utilized within the company and have been recast for the prior-year periods to reflect the company's segment changes described above. These results are used by the chief operating decision maker, both in evaluating the performance of, and in allocating resources to, each of the segments.

Notes to Consolidated Financial Statements — (continued)

SEGMENT INFORMATION

(Dollars in millions)	Software	Consulting	Infrastructure	Financing	Total Segments
For the three months ended March 31, 2024:
Revenue	$5,899	$5,186	$3,076	$193	$14,354
Segment profit	$1,500	$424	$311	$92	$2,327
Revenue year-to-year change	5.5%	(0.2)%	(0.7)%	(1.6)%	1.9%
Segment profit year-to-year change	8.8%	(0.6)%	1.4%	(8.4)%	5.2%
Segment profit margin	25.4%	8.2%	10.1%	47.7%	16.2%

For the three months ended March 31, 2023 (1)
Revenue	$5,591	$5,197	$3,098	$196	$14,083
Segment profit	$1,379	$427	$307	$100	$2,213
Segment profit margin	24.7%	8.2%	9.9%	51.2%	15.7%

(1) Recast to reflect segment changes.
Reconciliations to IBM as Reported:

(Dollars in millions)
For the three months ended March 31:	2024	2023 (1)
Revenue:
Total reportable segments	$14,354	$14,083
Other‒divested businesses	35	94
Other revenue	73	75
Total revenue from continuing operations	$14,462	$14,252

Pre-tax income from continuing operations:
Total reportable segment profit	$2,327	$2,213
Amortization of acquired intangible assets	(428)	(392)
Acquisition-related (charges)/income (2)	(60)	(3)
Non-operating retirement-related (costs)/income	(96)	5
Stock-based compensation	(320)	(268)
Net interest excluding the Financing segment	(223)	(217)
Workforce rebalancing charges	(374)	(259)
Other‒divested businesses (3)	239	13
Unallocated corporate amounts and other	9	(33)
Total pre-tax income from continuing operations	$1,074	$1,058

(1)Recast to reflect segment changes.
(2)2024 includes the impact of foreign exchange call option contracts in connection with the planned acquisition of StreamSets and webMethods from Software AG. Refer to note 16, "Derivative Financial Instruments," for additional information.
(3)2024 includes a gain on the sale of The Weather Company assets. Refer to note 5, "Acquisitions & Divestitures," for additional information.

Notes to Consolidated Financial Statements — (continued)
5. Acquisitions & Divestitures:
Acquisitions
Purchase price consideration for all acquisitions was paid primarily in cash. All acquisitions, unless otherwise stated, were for 100 percent of the acquired business and are reported in the Consolidated Statement of Cash Flows, net of acquired cash and cash equivalents.
During the three months ended March 31, 2024, the company completed two acquisitions within the Software segment and one acquisition within the Consulting segment at an aggregate cost of $255 million. These acquisitions are expected to enhance the company’s portfolio of products and services capabilities and further advance IBM’s hybrid cloud and AI strategy. These acquisitions did not have a material impact in the company's Consolidated Financial Statements.
At March 31, 2024, the remaining cash to be remitted by the company related to certain first-quarter 2024 acquisitions was $157 million. Of the amount outstanding, $144 million was recorded as restricted cash in the Consolidated Balance Sheet, most of which was paid in April 2024. The amount outstanding is primarily a non-cash investing activity for purposes of the company's Consolidated Statement of Cash Flows as of March 31, 2024.
The following table reflects the purchase price related to the first-quarter acquisitions and the resulting purchase price allocation as of March 31, 2024.

(Dollars in millions)	Amortization Life (in years)	All Acquisitions
Current assets		$17
Property, plant and equipment/noncurrent assets		2
Intangible assets:
Goodwill	N/A	195
Client relationships	2-7	31
Completed technology	7	37
Trademarks	3	0
Total assets acquired		$284
Current liabilities		13
Noncurrent liabilities		15
Total liabilities assumed		$29
Total purchase price		$255

N/A – not applicable
The valuation of the assets acquired and liabilities assumed is subject to revision. If additional information becomes available, the company may further revise the purchase price allocation as soon as practical, but no later than one year from the acquisition date.
Transactions Announced — On December 18, 2023, the company entered into a definitive agreement with Software AG to acquire StreamSets and webMethods, Software AG's Super iPaaS (integration platform-as-a-service) enterprise technology platforms, for approximately €2.13 billion in cash. StreamSets will add data ingestion capabilities to watsonx, and webMethods will provide clients and partners additional integration and API management tools for their hybrid multi-cloud environments. The acquisition is expected to close in mid-year 2024 subject to customary closing conditions, including regulatory clearance, and upon closing, will be integrated into the Software segment. In connection with the planned acquisition, on December 18, 2023 the company entered into foreign exchange call option contracts for a premium of $49 million to purchase a total of €2.13 billion on June 18, 2024 at a strike price of 1.095. Refer to note 16, “Derivative Financial Instruments,” for additional information.
On April 24, 2024, the company announced its intent to acquire all of the outstanding shares of HashiCorp, Inc., (HashiCorp). The combination of IBM’s and HashiCorp’s combined portfolios will help clients manage growing application and infrastructure complexity and create a comprehensive end-to-end hybrid cloud platform designed for the AI

Notes to Consolidated Financial Statements — (continued)
era. Under the terms of the definitive agreement, HashiCorp shareholders will receive $35 per share in cash, representing a total enterprise value of approximately $6.4 billion. The transaction is expected to close by the end of 2024, subject to approval by HashiCorp shareholders, regulatory approvals and other customary closing conditions. Upon closing, HashiCorp will be integrated into the Software segment.
Divestitures
The Weather Company Assets — In August 2023, IBM and Zephyr Buyer, L.P., a wholly-owned subsidiary of Francisco Partners (collectively, Francisco), entered into a definitive agreement under which Francisco would acquire The Weather Company assets from IBM for $1,100 million inclusive of $250 million of contingent consideration, of which $200 million is contingent on Francisco’s attainment of certain investment return metrics. The assets include The Weather Company's digital consumer-facing offerings, The Weather Channel mobile and cloud-based digital properties including Weather.com, Weather Underground and Storm Radar, as well as its enterprise offerings for broadcast, media, aviation, advertising technology and data solutions for other emerging industries.
The transaction closed on January 31, 2024. Upon closing, the company received cash proceeds of $750 million and provided seller financing to Francisco in the form of a $100 million loan with a term of 7 years. The cash proceeds from the sale were included in cash from investing activities within the Consolidated Statement of Cash Flows. The seller financing is a non-cash investing activity. The company recognized a pre-tax gain on sale of $241 million at closing in other (income) and expense in the Consolidated Income Statement. As discussed in note 4, “Segments,” in the first quarter of 2024, The Weather Company assets previously reported in the Software segment were moved and recast to the Other–divested businesses category.
6. Other (Income) and Expense:
Components of other (income) and expense are as follows:

(Dollars in millions)
For the three months ended March 31:	2024	2023
Other (income) and expense:
Foreign currency transaction losses/(gains) (1)	$(205)	$88
(Gains)/losses on derivative instruments (1)	287	(142)
Interest income	(210)	(170)
Net (gains)/losses from securities and investment assets	(10)	5
Retirement-related costs/(income)	96	(5)
Other (2)	(274)	(22)
Total other (income) and expense	$(317)	$(245)

(1)The company uses financial hedging instruments to limit specific currency risks related to foreign currency-based transactions. The hedging program does not hedge 100 percent of currency exposures and defers, versus eliminates, the impact of currency. Refer to note 16, "Derivative Financial Instruments," for additional information on foreign exchange risk.
(2)2024 includes a pre-tax gain of $241 million from the divestiture of The Weather Company assets. Refer to note 5, "Acquisitions & Divestitures," for additional information.

Notes to Consolidated Financial Statements — (continued)
7. Earnings Per Share of Common Stock:
The following table provides the computation of basic and diluted earnings per share of common stock for the three months ended March 31, 2024 and 2023.

(Dollars in millions except per share amounts)
For the three months ended March 31:	2024	2023
Number of shares on which basic earnings per share is calculated:
Weighted-average shares outstanding during period	917,178,779	907,526,887
Add — Incremental shares under stock-based compensation plans	14,256,390	8,609,239
Add — Incremental shares associated with contingently issuable shares	1,996,144	1,709,153
Number of shares on which diluted earnings per share is calculated	933,431,312	917,845,279

Income from continuing operations	$1,575	$934
Income/(loss) from discontinued operations, net of tax	30	(7)
Net income on which basic earnings per share is calculated	$1,605	$927

Income from continuing operations	$1,575	$934
Net income applicable to contingently issuable shares	—	—
Income from continuing operations on which diluted earnings per share is calculated	$1,575	$934
Income/(loss) from discontinued operations, net of tax, on which diluted earnings per share is calculated	30	(7)
Net income on which diluted earnings per share is calculated	$1,605	$927

Earnings/(loss) per share of common stock:
Assuming dilution
Continuing operations	$1.69	$1.02
Discontinued operations	0.03	(0.01)
Total	$1.72	$1.01
Basic
Continuing operations	$1.72	$1.03
Discontinued operations	0.03	(0.01)
Total	$1.75	$1.02
Stock options to purchase 61,359 shares and 960,929 shares were outstanding as of March 31, 2024 and 2023, respectively, but were not included in the computation of diluted earnings per share because the exercise price of the options during the respective period was greater than the average market price of the common shares, and therefore, the effect would have been antidilutive.

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
The company’s standard practice is to hold all of its debt security investments classified as available-for-sale until maturity. No impairments for credit losses and no material non-credit impairments were recorded for the three months ended March 31, 2024 and 2023, respectively.
Certain non-financial assets such as property, plant and equipment, operating right-of-use assets, goodwill and intangible assets are also subject to nonrecurring fair value measurements if they are deemed to be impaired. The impairment models used for non-financial assets depend on the type of asset. There were no material impairments of non-financial assets for the three months ended March 31, 2024 and 2023, respectively.

Notes to Consolidated Financial Statements — (continued)
The following table presents the company’s financial assets and financial liabilities that are measured at fair value on a recurring basis at March 31, 2024 and December 31, 2023.

	Fair Value Hierarchy Level	At March 31, 2024		At December 31, 2023
(Dollars in millions)		Assets (6)	Liabilities (7)	Assets (6)	Liabilities (7)
Cash equivalents: (1)
Time deposits and certificates of deposit (2)	2	$7,232	N/A	$7,206	N/A
Money market funds	1	487	N/A	494	N/A
Total cash equivalents		$7,719	N/A	$7,699	N/A
Equity investments	1	7	N/A	25	N/A
Debt securities-current (2)(3)	2	4,512	N/A	373	N/A
Debt securities-noncurrent (2)(4)	2,3	108	N/A	8	N/A
Derivatives designated as hedging instruments:
Interest rate contracts	2	—	436	2	299
Foreign exchange contracts	2	263	102	131	275
Derivatives not designated as hedging instruments:
Foreign exchange contracts (5)	2	23	25	115	19
Equity contracts	2	55	1	93	—
Total		$12,686	$564	$8,446	$593

(1)Included within cash and cash equivalents in the Consolidated Balance Sheet.
(2)Available-for-sale debt securities with carrying values that approximate fair value.
(3)Term deposits and U.S. treasury bills that are reported within marketable securities in the Consolidated Balance Sheet. The March 31, 2024 balance includes proceeds from the first quarter 2024 debt issuance. Refer to note 12, “Borrowings,” for additional information.
(4)March 31, 2024 includes a $100 million seller financing loan in connection with the divestiture of The Weather Company assets reported within investments and sundry assets in the Consolidated Balance Sheet. Refer to note 5, "Acquisitions & Divestitures," for additional information.
(5)Asset amounts include $12 million and $62 million at March 31, 2024 and December 31, 2023, respectively, related to foreign exchange call option contracts in connection with the planned acquisition of StreamSets and webMethods from Software AG. Refer to note 16, "Derivative Financial Instruments," for additional information.
(6)The gross balances of derivative assets contained within prepaid expenses and other current assets, and investments and sundry assets in the Consolidated Balance Sheet at March 31, 2024 were $328 million and $12 million, respectively, and at December 31, 2023 were $304 million and $37 million, respectively.
(7)The gross balances of derivative liabilities contained within other accrued expenses and liabilities, and other liabilities in the Consolidated Balance Sheet at March 31, 2024 were $95 million and $469 million, respectively, and at December 31, 2023 were $294 million and $299 million, respectively.
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
Loans and Long-Term Receivables
Fair values are based on discounted future cash flows using current interest rates offered for similar loans to clients with similar credit ratings for the same remaining maturities. At March 31, 2024 and December 31, 2023, the difference between the carrying amount and estimated fair value for loans and long-term receivables was immaterial. If measured at fair value in the financial statements, these financial instruments would be classified as Level 3 in the fair value hierarchy.

Notes to Consolidated Financial Statements — (continued)
Long-Term Debt
Fair value of publicly traded long-term debt is based on quoted market prices for the identical liability when traded as an asset in an active market. For other long-term debt (including long-term finance lease liabilities) for which a quoted market price is not available, an expected present value technique that uses rates currently available to the company for debt with similar terms and remaining maturities is used to estimate fair value. The carrying amount of long-term debt was $54,033 million and $50,121 million, and the estimated fair value was $51,656 million and $48,284 million at March 31, 2024 and December 31, 2023, respectively. If measured at fair value in the financial statements, long-term debt (including the current portion) would be classified as Level 2 in the fair value hierarchy.
9. Financing Receivables:
Financing receivables primarily consist of client loan and installment payment receivables (loans), investment in sales-type and direct financing leases (collectively referred to as client financing receivables) and commercial financing receivables. Loans are provided primarily to clients to finance the purchase of IBM hardware, software and services. Payment terms on these financing arrangements are for terms generally up to seven years. Investment in sales-type and direct financing leases relate principally to the company’s Infrastructure products and are for terms generally up to five years. Commercial financing receivables, which consist of both held-for-investment and held-for-sale receivables, relate primarily to working capital financing for business partners and distributors of IBM products and services. Payment terms for working capital financing generally range from 30 to 60 days.
A summary of the components of the company’s financing receivables is presented as follows:

	Client Financing Receivables
	Client Loan and Installment Payment Receivables	Investment in Sales-Type and Direct Financing
			Commercial Financing Receivables
(Dollars in millions)			Held for	Held for
At March 31, 2024	(Loans)	Leases	Investment	Sale (1)	Total
Financing receivables, gross	$5,983	$3,949	$441	$644	$11,017
Unearned income	(446)	(402)	—	—	(848)
Unguaranteed residual value	—	424	—	—	424
Amortized cost	$5,537	$3,971	$441	$644	$10,593
Allowance for credit losses	(82)	(57)	(6)	—	(145)
Total financing receivables, net	$5,455	$3,914	$435	$644	$10,448
Current portion	$2,949	$1,493	$435	$644	$5,521
Noncurrent portion	$2,506	$2,421	$—	$—	$4,927

	Client Financing Receivables
	Client Loan and Installment Payment Receivables	Investment in Sales-Type and Direct Financing
			Commercial Financing Receivables
(Dollars in millions)			Held for	Held for
At December 31, 2023	(Loans)	Leases	Investment	Sale (1)	Total
Financing receivables, gross	$7,060	$4,261	$1,160	$692	$13,173
Unearned income	(486)	(429)	—	—	(915)
Unguaranteed residual value	—	458	—	—	458
Amortized cost	$6,574	$4,290	$1,160	$692	$12,716
Allowance for credit losses	(87)	(63)	(6)	—	(156)
Total financing receivables, net	$6,486	$4,227	$1,155	$692	$12,560
Current portion	$3,427	$1,520	$1,155	$692	$6,793
Noncurrent portion	$3,059	$2,707	$—	$—	$5,766

(1)The carrying value of the receivables classified as held for sale approximates fair value.

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
Financing receivables pledged as collateral for secured borrowings were $193 million and $232 million at March 31, 2024 and December 31, 2023, respectively. These borrowings are included in note 12, “Borrowings.”
Transfer of Financial Assets
The company has an existing agreement with a third-party investor to sell IBM short-term commercial financing receivables on a revolving basis. This agreement previously allowed for sales up to $3.0 billion. In December 2023, the company amended and renewed its agreement for a one-year term to sell these receivables up to $1.9 billion, which reduced to $1.3 billion in January 2024. In addition, the company enters into agreements with third-party financial institutions to sell certain of its client financing receivables, including both loan and lease receivables, for cash proceeds. There were no material client financing receivables transferred for the three months ended March 31, 2024 and 2023.
The following table presents the total amount of commercial financing receivables transferred.

(Dollars in millions)
For the three months ended March 31:	2024	2023
Commercial financing receivables:
Receivables transferred during the period	$1,802	$2,233
Receivables uncollected at end of period (1)	$655	$780

(1)Of the total amount of commercial financing receivables sold and derecognized from the Consolidated Balance Sheet, the amounts presented remained uncollected from business partners as of March 31, 2024 and 2023.
The transfer of these receivables qualified as true sales and therefore reduced financing receivables. The cash proceeds from the sales are included in cash flows from operating activities. For the three months ended March 31, 2024 and 2023, the net loss, including fees, associated with the transfer of commercial financial receivables was $15 million and $24 million, respectively, and is included in other (income) and expense in the Consolidated Income Statement.
Financing Receivables by Portfolio Segment
The following tables present the amortized cost basis for client financing receivables at March 31, 2024 and December 31, 2023, further segmented by three classes: Americas, Europe/Middle East/Africa (EMEA) and Asia Pacific. The commercial financing receivables portfolio segment is excluded from the tables in the sections below as the receivables are short term in nature and the current estimated risk of loss and resulting impact to the company’s financial results are not material.

(Dollars in millions)
At March 31, 2024:	Americas	EMEA	Asia Pacific	Total
Amortized cost	$5,722	$2,511	$1,275	$9,508
Allowance for credit losses:
Beginning balance at January 1, 2024	$92	$48	$11	$150
Write-offs	$0	$0	$—	$0
Recoveries	0	0	0	0
Additions/(releases)	(10)	0	1	(10)
Other (1)	0	(1)	0	(1)
Ending balance at March 31, 2024	$82	$46	$12	$139

(1)Primarily represents translation adjustments.

Notes to Consolidated Financial Statements — (continued)

(Dollars in millions)
At December 31, 2023:	Americas	EMEA	Asia Pacific	Total
Amortized cost	$6,488	$3,007	$1,368	$10,863
Allowance for credit losses:
Beginning balance at January 1, 2023	$88	$60	$20	$168
Write-offs	$(9)	$(1)	$(8)	$(18)
Recoveries	0	2	3	5
Additions/(releases)	5	(14)	(4)	(12)
Other (1)	7	1	(1)	8
Ending balance at December 31, 2023	$92	$48	$11	$150

(1)Primarily represents translation adjustments.
When determining the allowances, financing receivables are evaluated either on an individual or a collective basis. For the company’s policy on determining allowances for credit losses, refer to note A, “Significant Accounting Policies,” in the company’s 2023 Annual Report.
Past Due Financing Receivables
The company summarizes information about the amortized cost basis for client financing receivables, including amortized cost aged over 90 days and still accruing, billed invoices aged over 90 days and still accruing, and amortized cost not accruing.

(Dollars in millions)	Total Amortized Cost	Amortized Cost > 90 Days (1)	Amortized Cost > 90 Days and Accruing (1)	Billed Invoices > 90 Days and Accruing	Amortized Cost Not Accruing (2)
At March 31, 2024:
Americas	$5,722	$102	$33	$3	$71
EMEA	2,511	41	12	4	30
Asia Pacific	1,275	8	0	0	8
Total client financing receivables	$9,508	$152	$45	$8	$109

(Dollars in millions)	Total Amortized Cost	Amortized Cost > 90 Days (1)	Amortized Cost > 90 Days and Accruing (1)	Billed Invoices > 90 Days and Accruing	Amortized Cost Not Accruing (2)
At December 31, 2023:
Americas	$6,488	$111	$40	$6	$71
EMEA	3,007	31	1	1	31
Asia Pacific	1,368	9	1	0	8
Total client financing receivables	$10,863	$151	$43	$7	$110

(1)At a contract level, which includes total billed and unbilled amounts for financing receivables aged greater than 90 days.
(2)Of the amortized cost not accruing, there was a related allowance of $105 million and $106 million at March 31, 2024 and December 31, 2023, respectively. Financing income recognized on these receivables was immaterial for the three months ended March 31, 2024 and 2023, respectively.
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

Notes to Consolidated Financial Statements — (continued)
The following tables present the amortized cost basis for client financing receivables by credit quality indicator at March 31, 2024 and December 31, 2023, respectively. Receivables with a credit quality indicator ranging from Aaa to Baa3 are considered investment grade. All others are considered non-investment grade. The credit quality indicators reflect mitigating credit enhancement actions taken by customers which reduce the risk to IBM. Gross write-offs by vintage year at March 31, 2024 and December 31, 2023 were not material.

(Dollars in millions)	Americas		EMEA		Asia Pacific
At March 31, 2024:	Aaa – Baa3	Ba1 – C	Aaa – Baa3	Ba1 – C	Aaa – Baa3	Ba1 – C
Vintage year:
2024	$241	$219	$73	$108	$125	$26
2023	1,929	782	552	413	398	57
2022	1,426	216	557	297	349	38
2021	504	61	227	60	83	33
2020	115	54	66	44	74	19
2019 and prior	111	63	56	57	56	17
Total	$4,327	$1,395	$1,531	$980	$1,085	$189

(Dollars in millions)	Americas		EMEA		Asia Pacific
At December 31, 2023:	Aaa – Baa3	Ba1 – C	Aaa – Baa3	Ba1 – C	Aaa – Baa3	Ba1 – C
Vintage year:
2023	$2,292	$1,028	$750	$520	$501	$70
2022	1,645	268	687	374	386	42
2021	655	85	284	83	110	40
2020	205	79	106	60	97	22
2019	104	23	58	38	40	8
2018 and prior	55	50	16	30	39	12
Total	$4,955	$1,533	$1,901	$1,106	$1,174	$195
Modifications
The company did not have any significant modifications due to financial difficulty during the three months ended March 31, 2024 or for the year ended December 31, 2023.
10. Leases:
Accounting for Leases as a Lessor
The following table presents amounts included in the Consolidated Income Statement related to lessor activity.

(Dollars in millions)
For the three months ended March 31:	2024	2023

Lease income — sales-type and direct financing leases:
Sales-type lease selling price	$113	$90
Less: Carrying value of underlying assets (1)	(28)	(30)
Gross profit	$85	$61
Interest income on lease receivables	69	59
Total sales-type and direct financing lease income	$154	$119
Lease income — operating leases	18	26
Variable lease income	20	21
Total lease income	$192	$166

(1)Excludes unguaranteed residual value.

Notes to Consolidated Financial Statements — (continued)
11. Intangible Assets Including Goodwill:
Intangible Assets
The following tables present the company's intangible asset balances by major asset class.

	At March 31, 2024
(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount (1)
Intangible asset class:
Capitalized software	$1,566	$(663)	$903
Client relationships	9,014	(3,699)	5,316
Completed technology	5,726	(2,668)	3,059
Patents/trademarks	1,808	(458)	1,350
Other (2)	151	(28)	123
Total	$18,266	$(7,516)	$10,750

	At December 31, 2023
(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount (1)
Intangible asset class:
Capitalized software	$1,636	$(762)	$874
Client relationships	9,053	(3,500)	5,553
Completed technology	5,713	(2,510)	3,203
Patents/trademarks	1,821	(436)	1,385
Other (2)	41	(20)	22
Total	$18,265	$(7,229)	$11,036

(1)Amounts as of March 31, 2024 and December 31, 2023 include a decrease in net intangible asset balances of $57 million and an increase of $50 million, respectively, due to foreign currency translation.
(2)Other intangibles are primarily acquired proprietary and non-proprietary technology licenses, data, business processes, methodologies and systems.
The net carrying amount of intangible assets decreased $287 million during the first three months of 2024, primarily due to intangible asset amortization, partially offset by additions of capitalized software and acquired intangibles. The aggregate intangible asset amortization expense was $598 million and $547 million for the three months ended March 31, 2024 and 2023, respectively. In the first three months of 2024, the company retired $224 million of fully amortized intangible assets, impacting both the gross carrying amount and accumulated amortization by this amount.
The future amortization expense relating to intangible assets currently recorded in the Consolidated Balance Sheet was estimated to be the following at March 31, 2024:

(Dollars in millions)	Capitalized Software	Acquired Intangibles	Total
Remainder of 2024	$443	$1,321	$1,764
2025	310	1,729	2,040
2026	140	1,705	1,845
2027	10	1,686	1,695
2028	—	1,384	1,384
Thereafter	—	2,022	2,022

Notes to Consolidated Financial Statements — (continued)
Goodwill
The changes in the goodwill balances by segment for the three months ended March 31, 2024 and for the year ended December 31, 2023 were as follows:

(Dollars in millions)	Balance	Goodwill Additions	Purchase Price Adjustments		Foreign Currency Translation and Other Adjustments (1)	Balance
Segment	1/1/2024			Divestitures		3/31/2024
Software	$46,447	$91	$(4)	$—	$(304)	$46,230
Consulting	8,883	96	0	—	(57)	8,922
Infrastructure	4,384	8	—	—	(11)	4,381
Other (2)	464	—	—	(464)	—	—
Total	$60,178	$195	$(4)	$(464)	$(372)	$59,534

(Dollars in millions)	Balance	Goodwill Additions	Purchase Price Adjustments		Foreign Currency Translation and Other Adjustments (1)	Balance
Segment	1/1/2023			Divestitures		12/31/2023
Software (3)	$42,712	$3,538	$(17)	$—	$214	$46,447
Consulting (3)	8,409	403	2	—	69	8,883
Infrastructure	4,363	12	—	—	8	4,384
Other (3)	464	—	—	—	—	464
Total	$55,949	$3,953	$(15)	$—	$291	$60,178

(1)Primarily driven by foreign currency translation.
(2)The company derecognized goodwill related to the divestiture of The Weather Company assets. Refer to note 5, "Acquisitions & Divestitures," for additional information.
(3)Recast to reflect segment changes.
There were no goodwill impairment losses recorded during the first three months of 2024 or full-year 2023 and the company has no accumulated impairment losses. Purchase price adjustments recorded in the first three months of 2024 and full-year 2023 were related to acquisitions that were still subject to the measurement period that ends at the earlier of 12 months from the acquisition date or when information becomes available. Net purchase price adjustments recorded in the first three months of 2024 and full-year 2023 were not material.
12. Borrowings:
Short-Term Debt
The company's total short-term debt at March 31, 2024 and December 31, 2023 was $5,471 million and $6,426 million, respectively, and primarily consisted of current maturities of long-term debt detailed in "Long-Term Debt" below.

Notes to Consolidated Financial Statements — (continued)
Long-Term Debt
Pre-Swap Borrowing

		Balance	Balance
(Dollars in millions)	Maturities	3/31/2024	12/31/2023
U.S. dollar debt (weighted-average interest rate at March 31, 2024): (1)
3.0%	2024	$3,002	$5,003
5.1%	2025	1,605	1,601
3.7%	2026	5,800	5,201
3.3%	2027	4,119	3,619
5.0%	2028	1,313	1,313
3.6%	2029	3,750	3,250
2.0%	2030	1,350	1,350
4.8%	2031	500	—
4.4%	2032	1,850	1,850
4.8%	2033	750	750
4.9%	2034	1,000	—
8.0%	2038	83	83
4.5%	2039	2,745	2,745
2.9%	2040	650	650
4.0%	2042	1,107	1,107
5.3%	2044	1,000	—
7.0%	2045	27	27
4.7%	2046	650	650
4.3%	2049	3,000	3,000
3.0%	2050	750	750
4.2%	2052	1,400	1,400
5.1%	2053	650	650
5.3%	2054	1,400	—
7.1%	2096	316	316
		$38,819	$35,317
Euro debt (weighted-average interest rate at March 31, 2024): (1)
1.1%	2024	$809	$829
1.6%	2025	3,237	3,315
2.3%	2027	2,158	2,210
0.7%	2028	1,942	1,989
1.5%	2029	1,079	1,105
0.9%	2030	1,079	1,105
2.7%	2031	2,698	2,762
0.7%	2032	1,726	1,768
1.3%	2034	1,079	1,105
3.8%	2035	1,079	1,105
1.2%	2040	917	939
4.0%	2043	1,079	1,105
		$18,883	$19,335
Other currencies (weighted-average interest rate at March 31, 2024 in parentheses): (1)
Pound sterling (4.9%)	2038	$948	$955
Japanese yen (0.5%)	2024–2028	1,167	1,251
Other (13.2%)	2024–2026	193	241
		$60,010	$57,099
Finance lease obligations (4.8%)	2024–2034	705	499
		$60,715	$57,598
Less: net unamortized discount		847	838
Less: net unamortized debt issuance costs		174	154
Add: fair value adjustment (2)		(191)	(60)
		$59,502	$56,546
Less: current maturities		5,469	6,425
Total		$54,033	$50,121

(1)Includes notes, debentures, bank loans and secured borrowings.
(2)The portion of the company’s fixed-rate debt obligations that is hedged is reflected in the Consolidated Balance Sheet as an amount equal to the sum of the debt’s carrying value and a fair value adjustment representing changes in the fair value of the hedged debt obligations attributable to movements in benchmark interest rates.

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
On February 5, 2024, IBM International Capital Pte. Ltd (IIC), a wholly owned finance subsidiary of the company, issued $5.5 billion of U.S. dollar fixed rate notes (IIC Notes) in tranches with maturities ranging from 2 to 30 years and coupons ranging from 4.6 to 5.3 percent. These notes are fully and unconditionally guaranteed by the company.

IIC is a 100 percent owned finance subsidiary of IBM, as described by the SEC in Rule 13-01(a)(4)(vi) of Regulation S-X, the primary purpose of which is to borrow money to be made available for the benefit of IBM and its affiliates. As such, IIC has no assets or operations, and will have no assets or operations, other than as related to the issuance, administration and repayment of the IIC Notes and any other debt securities that IIC may issue in the future that are fully and unconditionally guaranteed by IBM. No other subsidiary of the company guarantees the IIC Notes.

Pre-swap annual contractual obligations of long-term debt outstanding at March 31, 2024, were as follows:

(Dollars in millions)	Total
Remainder of 2024	$4,335
2025	5,048
2026	6,241
2027	6,384
2028	3,912
Thereafter	34,794
Total	$60,715
Interest on Debt

(Dollars in millions)
For the three months ended March 31:	2024	2023
Cost of financing	$85	$90
Interest expense	432	367
Interest capitalized	2	4
Total interest paid and accrued	$519	$462
Lines of Credit
The company has a $2.5 billion Three-Year Credit Agreement and a $7.5 billion Five-Year Credit Agreement (the Credit Agreements) with maturity dates of June 20, 2026 and June 22, 2028, respectively. The Credit Agreements permit the company and its subsidiary borrowers to borrow up to $10 billion on a revolving basis. At March 31, 2024, there were no borrowings by the company, or its subsidiaries, under these credit facilities.

Notes to Consolidated Financial Statements — (continued)
13. Commitments:
The company’s extended lines of credit to third-party entities include unused amounts of $1.8 billion and $1.4 billion at March 31, 2024 and December 31, 2023, respectively. A portion of these amounts was available to the company’s business partners to support their working capital needs. In addition, the company has committed to provide future financing to its clients in connection with client purchase agreements for $1.7 billion and $1.9 billion at March 31, 2024 and December 31, 2023, respectively. The company collectively evaluates the allowance for these arrangements using a provision methodology consistent with the portfolio of the commitments. Refer to note A, “Significant Accounting Policies,” in the company’s 2023 Annual Report for additional information. The allowance for these commitments is recorded in other liabilities in the Consolidated Balance Sheet and was not material at March 31, 2024.
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
In addition, the company guarantees certain loans and financial commitments. The maximum potential future payment under these financial guarantees and the fair value of these guarantees recognized in the Consolidated Balance Sheet at March 31, 2024 and December 31, 2023 was not material.
Changes in the company’s warranty liability for standard warranties, which are included in other accrued expenses and liabilities and other liabilities in the Consolidated Balance Sheet, and for extended warranty contracts, which are included in deferred income in the Consolidated Balance Sheet, are presented in the following tables.
Standard Warranty Liability

(Dollars in millions)	2024	2023
Balance at January 1	$65	$79
Current-period accruals	17	17
Accrual adjustments to reflect actual experience	7	(17)
Charges incurred	(20)	(21)
Balance at March 31	$69	$58

Notes to Consolidated Financial Statements — (continued)
Extended Warranty Liability

(Dollars in millions)	2024	2023
Balance at January 1	$184	$272
Revenue deferred for new extended warranty contracts	5	9
Amortization of deferred revenue	(32)	(37)
Other (1)	(3)	1
Balance at March 31	$154	$244
Current portion	$94	$129
Noncurrent portion	$60	$116

(1)Other primarily consists of foreign currency translation adjustments.
The decrease in extended warranty liability is primarily due to the company’s shift to alternative maintenance and support offerings without a warranty element.
14. Contingencies:
As a company with a substantial employee population and with clients in more than 175 countries, IBM is involved, either as plaintiff or defendant, in a variety of ongoing claims, demands, suits, investigations, tax matters and proceedings that arise from time to time in the ordinary course of its business. The company is a leader in the information technology industry and, as such, has been and will continue to be subject to claims challenging its IP rights and associated products and offerings, including claims of copyright and patent infringement and violations of trade secrets and other IP rights. In addition, the company enforces its own IP against infringement, through license negotiations, lawsuits or otherwise. Further, given the rapidly evolving external landscape of cybersecurity, AI, privacy and data protection laws, regulations and threat actors, the company and its clients have been and will continue to be subject to actions or proceedings in various jurisdictions. Also, as is typical for companies of IBM’s scope and scale, the company is party to actions and proceedings in various jurisdictions involving a wide range of labor and employment issues (including matters related to contested employment decisions, country-specific labor and employment laws, and the company’s pension, retirement and other benefit plans), as well as actions with respect to contracts, product liability, cybersecurity, data privacy, securities, foreign operations, competition law and environmental matters. These actions may be commenced by a number of different parties, including competitors, clients, current or former employees, government and regulatory agencies, stockholders and representatives of the locations in which the company does business. Some of the actions to which the company is party may involve particularly complex technical issues, and some actions may raise novel questions under the laws of the various jurisdictions in which these matters arise.

The company records a provision with respect to a claim, suit, investigation or proceeding when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Any recorded liabilities, including any changes to such liabilities for the quarter ended March 31, 2024 were not material to the Consolidated Financial Statements.
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

Notes to Consolidated Financial Statements — (continued)
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
On June 2, 2022, a putative class action lawsuit was filed in the United States District Court for the Southern District of New York alleging that the IBM Pension Plan miscalculated certain joint and survivor annuity pension benefits by using outdated actuarial tables in violation of the Employee Retirement Income Security Act of 1974. IBM, the Plan Administrator Committee, and the IBM Pension Plan are named as defendants. On April 4, 2024, the court dismissed the lawsuit with prejudice.

As disclosed in the Kyndryl Form 10 and subsequent Kyndryl public filings, in 2017 BMC Software, Inc. (BMC) filed suit against IBM in the United States District Court for the Southern District of Texas in a dispute involving IBM’s former managed infrastructure services business. On May 30, 2022, the trial court awarded BMC $718 million in direct damages and $718 million in punitive damages, plus interest and fees. IBM appealed and expects a decision soon. IBM does not believe it has any material exposure relating to this litigation. No material liability or related indemnification asset has been recorded by IBM.
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

Notes to Consolidated Financial Statements — (continued)
15. Equity Activity:
Reclassifications and Taxes Related to Items of Other Comprehensive Income

(Dollars in millions)	Before Tax Amount	Tax (Expense)/ Benefit	Net of Tax Amount
For the three months ended March 31, 2024:
Other comprehensive income/(loss):
Foreign currency translation adjustments	$55	$(154)	$(99)
Net changes related to available-for-sale securities:
Unrealized gains/(losses) arising during the period	$0	$0	$0
Reclassification of (gains)/losses to other (income) and expense	—	—	—
Total net changes related to available-for-sale securities	$0	$0	$0
Unrealized gains/(losses) on cash flow hedges:
Unrealized gains/(losses) arising during the period	$176	$(47)	$129
Reclassification of (gains)/losses to:
Cost of services	(4)	1	(3)
Cost of sales	(12)	4	(8)
Cost of financing	2	0	1
SG&A expense	(3)	1	(2)
Other (income) and expense	79	(20)	59
Interest expense	9	(2)	6
Total unrealized gains/(losses) on cash flow hedges	$246	$(63)	$183
Retirement-related benefit plans: (1)
Prior service costs/(credits)	$—	$—	$—
Net (losses)/gains arising during the period	1	0	0
Curtailments and settlements	2	0	2
Amortization of prior service (credits)/costs	(2)	0	(1)
Amortization of net (gains)/losses	261	(72)	189
Total retirement-related benefit plans	$262	$(72)	$189
Other comprehensive income/(loss)	$563	$(289)	$273

(1)These accumulated other comprehensive income (AOCI) components are included in the computation of net periodic pension cost. Refer to note 18, “Retirement-Related Benefits,” for additional information.

Notes to Consolidated Financial Statements — (continued)
Reclassifications and Taxes Related to Items of Other Comprehensive Income

(Dollars in millions)	Before Tax Amount	Tax (Expense)/ Benefit	Net of Tax Amount
For the three months ended March 31, 2023:
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
Retirement-related benefit plans: (1)
Prior service costs/(credits)	$—	$1	$1
Net (losses)/gains arising during the period	2	0	2
Curtailments and settlements	(1)	0	(1)
Amortization of prior service (credits)/costs	(2)	1	(2)
Amortization of net (gains)/losses	131	(38)	93
Total retirement-related benefit plans	$130	$(38)	$92
Other comprehensive income/(loss)	$(93)	$53	$(40)

(1)These AOCI components are included in the computation of net periodic pension cost. Refer to note 18, “Retirement-Related Benefits,” for additional information.

Notes to Consolidated Financial Statements — (continued)
Accumulated Other Comprehensive Income/(Loss) (net of tax)

(Dollars in millions)	Net Unrealized Gains/(Losses) on Cash Flow Hedges	Foreign Currency Translation Adjustments (1)	Net Change Retirement- Related Benefit Plans	Net Unrealized Gains/(Losses) on Available- For-Sale Securities	Accumulated Other Comprehensive Income/ (Loss)
January 1, 2024	$(106)	$(3,488)	$(15,165)	$(1)	$(18,761)
Other comprehensive income before reclassifications	129	(99)	0	0	30
Amount reclassified from accumulated other comprehensive income	54	—	189	—	243
Total change for the period	$183	$(99)	$189	$0	$273
March 31, 2024	$76	$(3,588)	$(14,976)	$(1)	$(18,488)

(Dollars in millions)	Net Unrealized Gains/(Losses) on Cash Flow Hedges	Foreign Currency Translation Adjustments (1)	Net Change Retirement- Related Benefit Plans	Net Unrealized Gains/(Losses) on Available- For-Sale Securities	Accumulated Other Comprehensive Income/ (Loss)
January 1, 2023	$(135)	$(3,591)	$(13,013)	$(1)	$(16,740)
Other comprehensive income before reclassifications	(23)	(30)	2	11	(39)
Amount reclassified from accumulated other comprehensive income	(90)	—	90	—	0
Total change for the period	$(113)	$(30)	$92	$11	$(40)
March 31, 2023	$(248)	$(3,621)	$(12,921)	$10	$(16,780)

(1)Foreign currency translation adjustments are presented gross except for any associated hedges which are presented net of tax.
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
In the Consolidated Balance Sheet, the company does not offset derivative assets against liabilities in master netting arrangements nor does it offset receivables or payables recognized upon payment or receipt of cash collateral against the fair values of the related derivative instruments. At March 31, 2024 and December 31, 2023, the amount recognized in other accounts receivables for the right to reclaim cash collateral was $68 million and $11 million, respectively. At March 31, 2024, there was no amount recognized in accounts payable for the obligation to return cash collateral. At December 31, 2023, the amount recognized in accounts payable for such obligation was $7 million. The company restricts the use of cash collateral received to rehypothecation, and therefore reports it in restricted cash in the Consolidated Balance Sheet. There was no cash collateral rehypothecated at March 31, 2024. At December 31, 2023, the amount rehypothecated was $7 million. Additionally, if derivative exposures covered by a qualifying master netting agreement had been netted in the Consolidated Balance Sheet at March 31, 2024 and December 31, 2023, the total derivative asset and liability positions each would have been reduced by $194 million and $235 million, respectively.

Notes to Consolidated Financial Statements — (continued)
As discussed in note 5, “Acquisitions & Divestitures,” in December 2023, in connection with the announced acquisition of StreamSets and webMethods from Software AG, the company entered into foreign exchange call option contracts (the call options) with a total notional amount of $2.3 billion (€2.13 billion) and a total premium paid of $49 million. The call options are being accounted for as non-hedge derivatives. For the three months ended March 31, 2024, the company recorded an unrealized loss of $50 million in other (income) and expense in the Consolidated Income Statement. At March 31, 2024 and December 31, 2023, the fair value of the call options was $12 million and $62 million respectively, and is included in prepaid expenses and other current assets in the Consolidated Balance Sheet.
In its hedging programs, the company may use forward contracts, futures contracts, interest-rate swaps, cross-currency swaps, equity swaps, and options depending upon the underlying exposure. The company is not a party to leveraged derivative instruments.
A brief description of the major hedging programs, categorized by underlying risk, follows.
Interest Rate Risk
Fixed and Variable Rate Borrowings
The company issues debt in the global capital markets to fund its operations and financing business. Access to cost-effective financing can result in interest rate mismatches with the underlying assets. To manage these mismatches and to reduce overall interest cost, the company may use interest-rate swaps to convert specific fixed-rate debt issuances into variable-rate debt (i.e., fair value hedges) and to convert specific variable-rate debt issuances into fixed-rate debt (i.e., cash flow hedges). At March 31, 2024 and December 31, 2023, the total notional amount of the company’s interest-rate swaps was $6.7 billion. The weighted-average remaining maturity of these instruments at March 31, 2024 and December 31, 2023 was approximately 5.2 years and 5.5 years, respectively. These interest-rate contracts were accounted for as fair value hedges. The company did not have any cash flow hedges relating to this program outstanding at March 31, 2024 and December 31, 2023.
Forecasted Debt Issuance
The company is exposed to interest rate volatility on future debt issuances. To manage this risk, the company may use instruments such as forward starting interest-rate swaps to lock in the rate on the interest payments related to the forecasted debt issuances. There were no instruments outstanding at March 31, 2024 and December 31, 2023.
In connection with cash flow hedges of forecasted interest payments related to the company's borrowings, the company recorded net losses (before taxes) of $117 million and $121 million at March 31, 2024 and December 31, 2023, respectively, in AOCI. The company estimates that $14 million of the deferred net losses (before taxes) on derivatives in AOCI at March 31, 2024 will be reclassified to net income within the next 12 months, providing an offsetting economic impact against the underlying interest payments.
Foreign Exchange Risk
Long-Term Investments in Foreign Subsidiaries (Net Investment)
A large portion of the company’s foreign currency denominated debt portfolio is designated as a hedge of net investment in foreign subsidiaries to reduce the volatility in stockholders’ equity caused by changes in foreign currency exchange rates in the functional currency of major foreign subsidiaries with respect to the U.S. dollar. At March 31, 2024 and December 31, 2023, the carrying value of debt designated as hedging instruments was $15.5 billion and $15.9 billion, respectively. The company also uses foreign currency derivatives for this risk management purpose. At March 31, 2024 and December 31, 2023, the total notional amount of derivative instruments designated as net investment hedges was $5.8 billion and $4.9 billion, respectively. At March 31, 2024 and December 31, 2023, the weighted-average remaining maturity of these instruments was approximately 0.2 years and 0.1 years, respectively.
Anticipated Royalties and Cost Transactions
The company’s operations generate significant nonfunctional currency, third-party vendor payments and intercompany payments for royalties and goods and services among the company’s non-U.S. subsidiaries and with the company. In

Notes to Consolidated Financial Statements — (continued)
anticipation of these foreign currency cash flows and in view of the volatility of the currency markets, the company selectively employs foreign exchange forward contracts to manage its currency risk. These forward contracts are accounted for as cash flow hedges. At March 31, 2024, the maximum remaining length of time over which the company hedged its exposure is approximately two years. At March 31, 2024 and December 31, 2023, the total notional amount of forward contracts designated as cash flow hedges of forecasted royalty and cost transactions was $9.6 billion and $9.2 billion, respectively. At both March 31, 2024 and December 31, 2023, the weighted-average remaining maturity of these instruments was approximately 0.6 years.
At March 31, 2024 and December 31, 2023, in connection with cash flow hedges of anticipated royalties and cost transactions, the company recorded net gains (before taxes) of $248 million and $40 million, respectively, in AOCI. The company estimates that $186 million of deferred net gains (before taxes) on derivatives in AOCI at March 31, 2024 will be reclassified to net income within the next 12 months, providing an offsetting economic impact against the underlying anticipated transactions.
Foreign Currency Denominated Borrowings
The company is exposed to exchange rate volatility on foreign currency denominated debt. To manage this risk, the company may employ forward contracts or cross-currency swaps to convert the principal, or principal and interest payments of foreign currency denominated debt to debt denominated in the functional currency of the borrowing entity. These derivatives are accounted for as cash flow hedges. At March 31, 2024, the maximum length of time remaining over which the company hedged its exposure was approximately seven years. At both March 31, 2024 and December 31, 2023, the total notional amount of derivative instruments designated as cash flow hedges of foreign-currency denominated debt was $5.2 billion.
At March 31, 2024 and December 31, 2023, in connection with previously terminated cross-currency swaps, the company recorded net losses (before taxes) of $62 million and $68 million, respectively, in AOCI, of which $21 million of deferred net losses (before taxes) is estimated to be reclassified to net income within the next 12 months.
At March 31, 2024 and December 31, 2023, in connection with forward contracts, the company has recorded net gains (before taxes) of $51 million and $23 million, respectively, in AOCI. Approximately $62 million of losses (before taxes) related to the initial forward points excluded from the assessment of hedge effectiveness is expected to be amortized to other (income) and expenses within the next 12 months.
Subsidiary Cash and Foreign Currency Asset/Liability Management
The company uses its Global Treasury Centers to manage the cash of its subsidiaries. These centers principally use currency swaps to convert cash flows in a cost-effective manner. In addition, the company uses forward contracts to economically hedge, on a net basis, the foreign currency exposure of a portion of the company’s nonfunctional currency assets and liabilities. The terms of these forward and swap contracts are generally less than one year. The changes in the fair values of these contracts and of the underlying hedged exposures are generally offsetting and are recorded in other (income) and expense in the Consolidated Income Statement. At March 31, 2024 and December 31, 2023, the total notional amount of derivative instruments in economic hedges of foreign currency exposure was $7.3 billion and $6.7 billion, respectively.
Equity Risk Management
The company is exposed to market price changes in certain broad market indices and in the company’s own stock primarily related to certain obligations to employees. Changes in the overall value of these employee compensation obligations are recorded in SG&A expense in the Consolidated Income Statement. Although not designated as accounting hedges, the company utilizes derivatives, including equity swaps and futures, to economically hedge the exposures related to its employee compensation obligations. The derivatives are linked to the total return on certain broad market indices or the total return on the company’s common stock, and are recorded at fair value with gains or losses also reported in SG&A expense in the Consolidated Income Statement. At March 31, 2024 and December 31, 2023, the total notional amount of derivative instruments in economic hedges of these compensation obligations was $1.3 billion and $1.2 billion, respectively.

Notes to Consolidated Financial Statements — (continued)
Cumulative Basis Adjustments for Fair Value Hedges
At March 31, 2024 and December 31, 2023, the following amounts were recorded in the Consolidated Balance Sheet related to cumulative basis adjustments for fair value hedges:

(Dollars in millions)	March 31, 2024	December 31, 2023
Short-term debt:
Carrying amount of the hedged item	$—	$(1)
Cumulative hedging adjustments included in the carrying amount — assets/(liabilities) (1)	$—	$(1)
Long-term debt:
Carrying amount of the hedged item	$(6,499)	$(6,629)
Cumulative hedging adjustments included in the carrying amount — assets/(liabilities) (1)	$191	$61

(1)Includes ($188) million and ($200) million of hedging adjustments on discontinued hedging relationships at March 31, 2024 and December 31, 2023, respectively.
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

(Dollars in millions)	Total		Gains/(Losses) of Total Hedge Activity
For the three months ended March 31:	2024	2023	2024	2023
Cost of services	$5,239	$5,310	$4	$(2)
Cost of sales	$1,381	$1,322	$12	$14
Cost of financing	$99	$110	$(3)	$(3)
SG&A expense	$4,974	$4,853	$74	$59
Other (income) and expense	$(317)	$(245)	$(287)	$142
Interest expense	$432	$367	$(15)	$(14)

Notes to Consolidated Financial Statements — (continued)

	Gain (Loss) Recognized in Consolidated Income Statement
(Dollars in millions)	Consolidated Income Statement Line Item	Recognized on Derivatives		Attributable to Risk Being Hedged (2)
For the three months ended March 31:		2024	2023	2024	2023
Derivative instruments in fair value hedges: (1)
Interest rate contracts	Cost of financing	$(27)	$13	$22	$(17)
	Interest expense	(138)	53	110	(68)
Derivative instruments not designated as hedging instruments:
Foreign exchange contracts	Other (income) and expense	(207)	16	N/A	N/A
Equity contracts	SG&A expense	71	49	N/A	N/A
Total		$(302)	$131	$131	$(84)

	Gain (Loss) Recognized in Consolidated Income Statement and Other Comprehensive Income
	Recognized in OCI		Consolidated Income Statement Line Item	Reclassified from AOCI		Amounts Excluded from Effectiveness Testing (3)
(Dollars in millions)
For the three months ended March 31:	2024	2023		2024	2023	2024	2023
Derivative instruments in cash flow hedges:
Interest rate contracts	$—	$—	Cost of financing	$(1)	$(1)	$—	$—
			Interest expense	(4)	(3)	—	—
Foreign exchange contracts			Cost of services	4	(2)	—	—
Amount included in the assessment of effectiveness	166	(29)	Cost of sales	12	14	—	—
Amount excluded from the assessment of effectiveness	10	—	Cost of financing	(1)	(4)	—	—
			SG&A expense	3	10	—	—
			Other (income) and expense	(61)	126	(18)	—
			Interest expense	(5)	(17)	—	—
Instruments in net investment hedges: (4)
Foreign exchange contracts	612	(224)	Cost of financing	—	—	4	5
			Interest expense	—	—	22	22
Total	$787	$(253)		$(52)	$122	$8	$28

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
N/A - not applicable

For the three months ending March 31, 2024 and 2023, there were no material gains or losses excluded from the assessment of hedge effectiveness (for fair value or cash flow hedges), or associated with an underlying exposure that did not or was not expected to occur (for cash flow hedges); nor are there any anticipated in the normal course of business.

Notes to Consolidated Financial Statements — (continued)
17. Stock-Based Compensation:
Stock-based compensation cost for stock awards and stock options is measured at grant date, based on the fair value of the award, and is recognized over the employee requisite service period. The following table presents total stock-based compensation cost included in income from continuing operations.

(Dollars in millions)
For the three months ended March 31:	2024	2023
Cost	$56	$46
Selling, general and administrative	171	149
Research, development and engineering	93	74
Pre-tax stock-based compensation cost	$320	$268
Income tax benefits	(120)	(67)
Total net stock-based compensation cost	$200	$201
Pre-tax stock-based compensation cost for the three months ended March 31, 2024 increased $52 million compared to the corresponding period in the prior year due to increases in restricted stock units ($28 million), performance share units ($15 million) and stock options ($8 million). The increases are driven by stock-based compensation awards granted by the company as part of its annual cycles for executives and other employees.
Total unrecognized compensation cost related to non-vested awards at March 31, 2024 was $1.9 billion and is expected to be recognized over a weighted-average period of approximately 2.6 years.
18. Retirement-Related Benefits:
The company offers defined benefit (DB) pension plans, defined contribution plans, as well as nonpension postretirement plans primarily consisting of retiree medical benefits.
IBM U.S. Retirement Plan Changes
Effective January 1, 2024, IBM changed how it provides certain retirement-related benefits in the U.S. IBM is providing a new benefit to most U.S. employees under its existing U.S. Qualified Personal Pension Plan (Qualified PPP) called the Retirement Benefit Account (RBA). This is in place of any IBM contributions to the U.S. employees' 401(k) Plus accounts. IBM U.S. regular full-time and part-time employees with at least one year of service will participate in the RBA. Each eligible employee's RBA is credited monthly with an amount equal to five percent of their eligible pay with no employee contribution required. Under the RBA, eligible employees earn six percent interest through 2026 and starting in 2027, will earn interest equal to the 10-year U.S. Treasury Yield, subject to a three percent minimum per year through 2033. Eligible employees also received a salary increase effective January 1, 2024 for the difference between the IBM 401(k) Plus contribution percent they were previously entitled to receive and the five percent RBA pay credit. Since the RBA is a component of the Qualified PPP, it is funded by the trust for the Qualified PPP along with all other benefits in the Qualified PPP.
As a result of this change, inactive pension plan participants no longer represent substantially all of the participants in the Qualified PPP. As required by U.S. GAAP, this changed the amortization period of unrecognized actuarial losses from the average remaining life expectancy of inactive plan participants to the average remaining service period of active plan participants in 2024. Recognized actuarial losses for the U.S. Plans increased by approximately $100 million for the three months ended March 31, 2024 as compared to the prior-year period, primarily driven by the change in amortization period. There was no impact to funded status, retiree benefit payments or funding requirements of the Qualified PPP due to the change in amortization period.

Notes to Consolidated Financial Statements — (continued)
The following table provides the pre-tax cost for all retirement-related plans.

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended March 31:	2024	2023	Change
Retirement-related plans — cost:
Defined benefit pension and defined contribution plans — cost	$323	$281	14.8%
Nonpension postretirement plans — cost	30	32	(6.0)
Total	$353	$314	12.7%
Cost/(Income) of Retirement Plans

The following table provides the components of the cost/(income) for the company’s retirement- related benefit plans.

(Dollars in millions)	U.S. Plans		Non-U.S. Plans
For the three months ended March 31:	2024	2023	2024	2023
Service cost (1)	$98	$—	$44	$44
Interest cost (2)	254	272	267	288
Expected return on plan assets (2)	(340)	(382)	(389)	(356)
Amortization of prior service costs/(credits) (2)	—	—	5	5
Recognized actuarial losses (2)	129	27	130	102
Curtailments and settlements (2)	—	—	2	(1)
Multi-employer plans	—	—	4	4
Other costs/(credits) (2)	—	—	8	9
Total net periodic pension (income)/cost of defined benefit plans	$140	$(82)	$72	$95
Cost of defined contribution plans	12	172	99	97
Total defined benefit pension and defined contribution plans cost recognized in the Consolidated Income Statement	$152	$90	$171	$192

(1)Increase in U.S. Plans service cost in 2024 is due to the Qualified PPP plan changes described above.
(2)These components of net periodic pension cost are included in other (income) and expense in the Consolidated Income Statement.

Cost of Nonpension Postretirement Plans
The following table provides the components of the cost for the company’s nonpension postretirement plans.

(Dollars in millions)	U.S. Plan		Non-U.S. Plans
For the three months ended March 31:	2024	2023	2024	2023
Service cost	$1	$1	$1	$1
Interest cost (1)	27	29	11	9
Expected return on plan assets (1)	—	—	0	(1)
Amortization of prior service costs/(credits) (1)	(7)	(7)	0	0
Recognized actuarial losses (1)	—	—	0	0
Curtailments and settlements (1)	—	—	—	—
Total nonpension postretirement plans cost recognized in the Consolidated Income Statement	$20	$23	$11	$9

(1)These components of net periodic pension cost are included in other (income) and expense in the Consolidated Income Statement.

Notes to Consolidated Financial Statements — (continued)
Plan Contributions
The company does not anticipate any significant changes to the expected plan contributions in 2024 from the amounts disclosed in the 2023 Annual Report. The table below includes contributions to the following plans:

(Dollars in millions)	Plan Contributions
For the three months ended March 31:	2024	2023
U.S. nonpension postretirement benefit plans	$89	$109
Non-U.S. DB and multi-employer plans (1)	14	7
Total plan contributions	$103	$117

(1)Amounts reported net of refunds.
During the three months ended March 31, 2024 and 2023, the company contributed $89 million and $109 million of U.S. Treasury Securities, respectively, to the U.S. nonpension postretirement benefit plan. Additionally, during the three months ended March 31, 2024 and 2023, the company contributed $210 million and $192 million of U.S. Treasury securities, respectively, to the Active Medical Trust. Contributions made with U.S. Treasury securities are considered a non-cash transaction.
19. Subsequent Events:
On April 30, 2024, the company announced that the Board of Directors approved an increase in the quarterly dividend to $1.67 per common share. The dividend is payable June 10, 2024 to stockholders of record on May 10, 2024.

Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
FOR THE THREE MONTHS ENDED MARCH 31, 2024
Snapshot
Organization of Information:
In the first quarter of 2024, we made changes to our organizational structure and management system to better align our portfolio to the market, increase transparency and improve segment comparability to peers. These changes did not impact our Consolidated Financial Statements, but did impact our reportable segments. The segments are reported on a comparable basis for all periods. In addition, due to the removal of certain components of segment profitability we also updated the title of our segment performance metric from pre-tax income from continuing operations to segment profit. Refer to note 4, "Segments," for additional information on our reportable segments.
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
Operating (non-GAAP) Earnings:
In an effort to provide better transparency into the operational results of the business, supplementally, management separates business results into operating and non-operating categories. Operating earnings from continuing operations is a non-GAAP measure that excludes the effects of certain acquisition-related charges, intangible asset amortization, expense resulting from basis differences on equity method investments, retirement-related costs and their related tax impacts. Due to the unique, non-recurring nature of the enactment of the U.S. Tax Cuts and Jobs Act (U.S. tax reform), management characterizes the one-time provisional charge recorded in the fourth quarter of 2017 and adjustments to that charge as non-operating. Adjustments primarily include true-ups, accounting elections and any changes to regulations, laws or audit adjustments that affect the recorded one-time charge. For acquisitions, operating (non-GAAP) earnings exclude the amortization of purchased intangible assets and acquisition-related charges such as in-process research and development, transaction costs, applicable retention, restructuring and related expenses, tax charges related to acquisition integration and pre-closing charges, such as financing costs. These charges are excluded as they may be inconsistent in amount and timing from period to period and are significantly impacted by the size, type and frequency of our acquisitions. Given its unique and temporary nature, management has also characterized as non-operating expense, the mark-to-market impact on the foreign exchange call option contracts to economically hedge the foreign currency exposure related to the purchase price of our announced acquisition of StreamSets and webMethods from Software AG. The mark-to-market impact is recorded in other (income) and expense in the Consolidated Income Statement and reflects the fair value changes in the derivative contracts. All other spending for acquired companies is included in both earnings from continuing operations and in operating (non-GAAP) earnings. For retirement-related costs, management characterizes certain items as operating and others as non-operating, consistent with GAAP. We include defined benefit plan and nonpension postretirement benefit plan service costs, multi-employer plan costs and the cost of defined contribution plans in operating earnings. Non-operating retirement-related costs include defined benefit plan and nonpension postretirement benefit plan amortization of prior service costs, interest cost, expected return on plan assets, amortized actuarial gains/losses, the impacts of any plan curtailments/settlements and pension insolvency costs and other costs. Non-operating retirement-related costs are primarily

Management Discussion – (continued)
related to changes in pension plan assets and liabilities which are tied to financial market performance, and we consider these costs to be outside of the operational performance of the business.
Overall, management believes that supplementally providing investors with a view of operating earnings as described above provides increased transparency and clarity into both the operational results of the business and the performance of our pension plans; improves visibility to management decisions and their impacts on operational performance; enables better comparison to peer companies; and allows us to provide a long-term strategic view of the business going forward. In addition, these non-GAAP measures provide a perspective consistent with areas of interest we routinely receive from investors and analysts. Our reportable segment financial results reflect pre-tax operating earnings from continuing operations, consistent with our management and measurement system.

Financial Results Summary — Three Months Ended March 31

(Dollars and shares in millions except per share amounts)				Yr. to Yr. Percent/ Margin Change
For the three months ended March 31:	2024	2023
Revenue (1)	$14,462	$14,252		1.5%
Gross profit margin	53.5%	52.7%	0.8	pts.
Total expense and other (income)	$6,669	$6,451		3.4%
Income from continuing operations before income taxes	$1,074	$1,058		1.4%
Provision for/(benefit from) income taxes from continuing operations (2)	$(502)	$124		nm
Income from continuing operations	$1,575	$934		68.6%
Income from continuing operations margin	10.9%	6.6%	4.3	pts.
Income/(loss) from discontinued operations, net of tax	$30	$(7)		nm
Net income	$1,605	$927		73.0%
Earnings per share from continuing operations - assuming dilution	$1.69	$1.02		65.7%
Consolidated earnings per share - assuming dilution	$1.72	$1.01		70.3%
Weighted-average shares outstanding - assuming dilution	933.4	917.8		1.7%

	At 3/31/2024	At 12/31/2023
Assets	$137,169	$135,241		1.4%
Liabilities	$113,836	$112,628		1.1%
Equity	$23,333	$22,613		3.2%

(1)Year-to-year revenue growth of 2.5 percent adjusted for currency.
(2)2024 benefit from income taxes due to the resolution of certain tax audit matters.
nm - not meaningful

Management Discussion – (continued)
The following table provides the company’s operating (non-GAAP) earnings for the first quarter of 2024 and 2023.

(Dollars in millions except per share amounts)			Yr. to Yr. Percent Change
For the three months ended March 31:	2024	2023
Net income as reported	$1,605	$927	73.0%
Income/(loss) from discontinued operations, net of tax	30	(7)	nm
Income from continuing operations	$1,575	$934	68.6%
Non-operating adjustments (net of tax):
Acquisition-related charges	$346	$305	13.5%
Non-operating retirement-related costs/(income)	91	5	nm
U.S. tax reform impacts	(448)	5	nm
Operating (non-GAAP) earnings (1)	$1,564	$1,249	25.2%
Diluted operating (non-GAAP) earnings per share (1)	$1.68	$1.36	23.5%

(1)Refer to page 64 for a more detailed reconciliation of net income to operating earnings.
nm - not meaningful
Macroeconomic Environment:
Our business profile positions us well in challenging macroeconomic times. Our diversification across geographies, industries, clients and business mix and our recurring revenue base provides some stability in revenue, profit and cash generation. In the current environment, clients and partners are turning to technology to improve productivity and customer experience. Businesses and governments around the world are looking for opportunities to deploy AI at scale, offer better services, unlock productivity and seize new market opportunities. More recently, geopolitical events and the interest rate environment are adding to the uncertainty. In response, clients are leveraging technologies like hybrid cloud and AI that boost productivity and competitiveness.
In the first three months of 2024, movements in global currencies continued to impact our reported year-to-year revenue and profit. We execute hedging programs which defer, but do not eliminate, the impact of currency. The (gains)/losses from these hedging programs are reflected primarily in other income and expense. Refer to “Currency Rate Fluctuations,” for additional information.
Financial Performance Summary — Three Months Ended March 31:
In the first quarter of 2024, we reported $14.5 billion in revenue, income from continuing operations of $1.6 billion and operating (non-GAAP) earnings of $1.6 billion. Diluted earnings per share from continuing operations was $1.69 as reported and $1.68 on an operating (non-GAAP) basis. We generated $4.2 billion in cash from operations and $1.9 billion in free cash flow, and delivered shareholder returns of $1.5 billion in dividends. Our first-quarter performance reflects solid revenue performance, gross margin expansion and cash generation, demonstrating the quality of our portfolio, our hybrid cloud and AI strategy, and the strength of our diversified business model. We continued to focus on the fundamentals of our business which, combined with our strong cash generation, position us to invest both organically and through strategic acquisitions while continuing to return value to shareholders through dividends.
Total revenue grew 1.5 percent as reported and 3 percent adjusted for currency compared to the prior-year period, led by Software. Software delivered revenue growth of 5.5 percent as reported and 5.9 percent adjusted for currency, with growth in both Hybrid Platform & Solutions and Transaction Processing, and continued strength in our high-value, recurring revenue base. Hybrid Platform & Solutions revenue was up 6.5 percent as reported and 6.7 percent adjusted for currency, with growth across Red Hat, Automation and Data & AI. Transaction Processing, with its strong base of recurring revenue, grew 3.4 percent as reported and 3.9 percent adjusted for currency, as clients continue to value this portfolio of mission-critical software. Consulting revenue decreased 0.2 percent as reported but grew 1.7 percent adjusted for currency, reflecting organic growth as clients continue to prioritize large data and technology transformation projects focused on driving productivity with AI and analytics. Infrastructure revenue decreased 0.7 percent year to year as reported but grew 0.2 percent adjusted for currency, with growth in Hybrid Infrastructure reflecting strong demand across our hardware portfolio, offset by a decline in Infrastructure Support reflecting product cycle dynamics.

Management Discussion – (continued)
From a geographic perspective, Americas revenue increased 3.1 percent as reported (3.2 percent adjusted for currency). Europe/Middle East/Africa (EMEA) decreased 0.4 percent as reported and 2.1 percent adjusted for currency. Asia Pacific increased 0.3 percent as reported (7.9 percent adjusted for currency).
Gross margin of 53.5 percent increased 0.8 points year to year with continued margin expansion driven by revenue growth, portfolio mix and ongoing productivity actions. Operating (non-GAAP) gross margin of 54.7 percent increased 1.0 points compared to the prior-year period due to the same dynamics.
Total expense and other (income) increased 3.4 percent in the first quarter of 2024 versus the prior-year period primarily driven by higher workforce rebalancing charges, the effects of currency, higher non-operating retirement-related cost and higher spending reflecting our continued focus on talent and portfolio innovation to drive our strategy; partially offset by higher gains on divestitures primarily driven by the divestiture of The Weather Company assets and the benefits from productivity actions. Total operating (non-GAAP) expense and other (income) increased 0.7 percent year to year, driven primarily by the factors described above, excluding the higher non-operating retirement-related costs.
Pre-tax income from continuing operations was $1.1 billion and pre-tax margin was 7.4 percent in the first quarter of 2024, both approximately flat compared to the prior-year period. Our gross margin expansion and the benefits from productivity actions enabled continued investments to drive innovation. Our first-quarter 2024 pre-tax income includes a gain from the sale of The Weather Company assets of $241 million and workforce rebalancing charges of approximately $375 million. The year-to-year workforce rebalancing charges and divestiture dynamics were a net benefit to our pre-tax income from continuing operations year-to-year performance of approximately 8.2 points and pre-tax margin of approximately 0.8 points. The continuing operations benefit from income taxes for the first quarter of 2024 was $502 million, compared to a provision for income taxes of $124 million in the first quarter of 2023. The current-year benefit is primarily driven by the resolution of certain tax audit matters. Net income from continuing operations of $1.6 billion increased 68.6 percent and the net income from continuing operations margin was 10.9 percent, up 4.3 points year to year.
Operating (non-GAAP) pre-tax income from continuing operations of $1.7 billion increased 14.4 percent compared to the prior-year period and the operating (non-GAAP) pre-tax margin from continuing operations increased 1.3 points to 11.5 percent primarily driven by the combination of our revenue growth and gross margin performance and the benefits from productivity actions. The year-to-year workforce rebalancing charges and divestiture dynamics were a net benefit to our operating (non-GAAP) pre-tax income from continuing operations year-to-year performance of approximately 8.2 points and operating (non-GAAP) pre-tax margin of approximately 0.8 points. The operating (non-GAAP) income tax provision for the first quarter of 2024 was $94 million, compared to $200 million in the first quarter of 2023. The operating (non-GAAP) income tax provision year-to-year change was primarily driven by the same factor described above. Operating (non-GAAP) net income from continuing operations of $1.6 billion increased 25.2 percent and the operating (non-GAAP) net income margin from continuing operations of 10.8 percent was up 2.0 points year to year.
Diluted earnings per share from continuing operations of $1.69 in the first quarter of 2024 increased 65.7 percent and operating (non-GAAP) diluted earnings per share of $1.68 increased 23.5 percent versus the first quarter of 2023.
At March 31, 2024, the balance sheet remained strong with financial flexibility to support and invest in the business. Cash and cash equivalents, restricted cash and marketable securities at March 31, 2024 of $19.3 billion increased $5.8 billion from December 31, 2023 and debt of $59.5 billion at March 31, 2024 increased $3.0 billion.
Total assets increased $1.9 billion ($3.2 billion adjusted for currency) from December 31, 2023 primarily driven by increases in cash and cash equivalents and marketable securities; partially offset by a decrease in receivables. Total liabilities increased $1.2 billion ($2.5 billion adjusted for currency) from December 31, 2023 primarily driven by an increase in debt and deferred income; partially offset by decreases in tax liabilities and accounts payable. Total equity of $23.3 billion increased $0.7 billion from December 31, 2023 primarily driven by first-quarter 2024 net income and common stock issuances; partially offset by dividends paid.
Cash provided by operating activities was $4.2 billion in the first quarter of 2023, an increase of $0.4 billion compared to the first quarter of 2023 and free cash flow was $1.9 billion, an increase of $0.6 billion versus the prior-year period. Refer to page 60 for additional information on free cash flow. Net cash used in investing activities of $4.2 billion, decreased $3.7 billion and net cash provided by financing activities of $1.9 billion decreased $3.8 billion compared to the prior-year period.

Management Discussion – (continued)
First Quarter in Review
Results of Continuing Operations
Segment Details
As discussed in the "Organization of Information" section, we made changes to our organizational structure and management system in the first quarter of 2024. With these changes, we revised our reportable segments and updated the title of our segment performance metric from pre-tax income from continuing operations to segment profit.
The following table presents each reportable segment’s revenue and gross margin results, followed by an analysis of the first quarter of 2024 versus the first quarter of 2023 reportable segments results. Prior-year results have been recast to conform with the changes as described in note 4, "Segments."

(Dollars in millions)			Yr. to Yr. Percent/Margin Change		Yr. to Yr. Percent Change Adjusted For Currency
For the three months ended March 31:	2024	2023 (1)
Revenue:
Software	$5,899	$5,591	5.5%		5.9%
Gross margin	82.4%	82.6%	(0.2)	pts.
Consulting	5,186	5,197	(0.2)%		1.7%
Gross margin	25.3%	25.5%	(0.2)	pts.
Infrastructure	3,076	3,098	(0.7)%		0.2%
Gross margin	54.2%	51.8%	2.3	pts.
Financing	193	196	(1.6)%		(1.5)%
Gross margin	48.5%	43.9%	4.6	pts.
Other	108	169	(36.1)%		(36.6)%
Gross margin	(176.7)%	(74.9)%	(101.9)	pts.
Total revenue	$14,462	$14,252	1.5%		2.5%
Total gross profit	$7,742	$7,509	3.1%
Total gross margin	53.5%	52.7%	0.8	pts.
Non-operating adjustments:
Amortization of acquired intangible assets	170	148	14.9%
Operating (non-GAAP) gross profit	$7,913	$7,658	3.3%
Operating (non-GAAP) gross margin	54.7%	53.7%	1.0	pts.

(1)Recast to reflect segment changes.

Management Discussion – (continued)
Software

(Dollars in millions)			Yr. to Yr. Percent Change	Yr. to Yr. Percent Change Adjusted For Currency
For the three months ended March 31:	2024	2023 (1)
Software revenue:	$5,899	$5,591	5.5%	5.9%
Hybrid Platform & Solutions	$4,098	$3,850	6.5%	6.7%
Red Hat			8.7	9.1
Automation			13.1	13.4
Data & AI			0.6	0.8
Security			(2.8)	(2.8)
Transaction Processing	1,800	1,742	3.4	3.9

(1)Recast to reflect segment changes.
Software revenue of $5,899 million increased 5.5 percent as reported (5.9 percent adjusted for currency) in the first quarter of 2024 compared to the prior-year period, driven by revenue growth in both Hybrid Platform & Solutions and Transaction Processing. This revenue performance continues to reflect growth in our high-value, recurring revenue base.
Hybrid Platform & Solutions revenue of $4,098 million increased 6.5 percent as reported (6.7 percent adjusted for currency) in the first quarter of 2024 compared to the prior-year period, driven by growth in Red Hat, Automation and Data & AI. Red Hat revenue increased 8.7 percent as reported (9.1 percent adjusted for currency), reflecting solid performance across the three key solutions – RHEL, OpenShift and Ansible. OpenShift and Ansible each contributed double-digit revenue growth in the first quarter of 2024 compared to the prior-year period. Automation revenue increased 13.1 percent as reported (13.4 percent adjusted for currency), reflecting the contribution from Apptio, acquired in the third-quarter 2023, and the strength of our IT Automation portfolio, which together unlock the full benefits of a FinOps solution for technology investments across hybrid cloud environments. Data & AI revenue increased 0.6 percent as reported (0.8 percent adjusted for currency) reflecting strong growth in Data Fabric, driven by client demand for our watsonx platform, and Asset & Supply Chain Management. Security revenue decreased 2.8 percent as reported and adjusted for currency in the first quarter of 2024 compared to the prior-year period. While we had revenue declines in Data Security and Threat Management, we delivered revenue growth in Identity and Access Management.
Across Hybrid Platform & Solutions, our annual recurring revenue (ARR) was $13.9 billion. ARR is a key performance metric management uses to assess the health and growth trajectory of our Hybrid Platform & Solutions business within the Software segment. The metric was updated in the first quarter of 2024 to reflect the organizational changes described in note 4, “Segments,” and to simplify the calculation. ARR is calculated by using the current quarter’s recurring revenue and then multiplying that value by four. This value includes the following consumption models: (1) software subscription agreements, including committed term licenses, (2) as-a-service arrangements such as SaaS and PaaS, and (3) maintenance and support contracts. ARR should be viewed independently of revenue as this performance metric and its inputs may not represent revenue that will be recognized in future periods.
Transaction Processing revenue of $1,800 million increased 3.4 percent as reported (3.9 percent adjusted for currency) in the first quarter of 2024 compared to the prior-year period, on its strong base of recurring revenue. Clients continue to value this portfolio of mission-critical software which supports growing workloads on our hardware platforms. In addition, we had revenue growth in generative AI application modernization capabilities such as watsonx Code Assistant for Z.

Management Discussion – (continued)

(Dollars in millions)			Yr. to Yr. Percent/ Margin Change
For the three months ended March 31:	2024	2023 (1)
Software:
Gross profit	$4,860	$4,618	5.2%
Gross profit margin	82.4%	82.6%	(0.2)	pts.
Segment profit	$1,500	$1,379	8.8%
Segment profit margin	25.4%	24.7%	0.8	pts.

(1)Recast to reflect segment changes.
Software gross profit margin decreased 0.2 points to 82.4 percent in the first quarter of 2024 compared to the prior-year period. In the first quarter, segment profit of $1,500 million increased 8.8 percent and segment profit margin of 25.4 percent increased 0.8 points compared to the prior-year period. The segment profit margin expansion reflects our operating leverage from revenue growth in the quarter and continued productivity actions, partially offset by key investments in innovation and approximately 1 point of impact from currency.
Consulting

(Dollars in millions)			Yr. to Yr. Percent Change	Yr. to Yr. Percent Change Adjusted For Currency
For the three months ended March 31:	2024	2023 (1)
Consulting revenue:	$5,186	$5,197	(0.2)%	1.7%
Business Transformation	$2,317	$2,283	1.5%	3.3%
Technology Consulting	931	925	0.6	3.1
Application Operations	1,938	1,989	(2.6)	(0.7)

(1)Recast to reflect segment changes.

Consulting revenue of $5,186 million decreased 0.2 percent as reported, but increased 1.7 percent adjusted for currency in the first quarter of 2024 compared to the prior-year period. Clients continue to prioritize large data and technology transformation projects focused on driving productivity with AI and analytics, which is also reflected in our year-to-year growth in Consulting signings this quarter. At the same time, we saw both a lengthening of backlog duration driven by large scale digital transformations and a reduced level of revenue realization in the quarter as clients tightened discretionary spending. Our strategic partnerships continued to account for approximately 40 percent of our Consulting revenue with both AWS and Azure practices reflecting double-digit growth year-to-year in the quarter. We also continue to expand our business focused on generative AI with more clients migrating from experimenting to deploying AI at scale. Additionally, our Red Hat consulting practice grew revenue year to year at a double-digit rate in the first quarter of 2024.

In the first quarter of 2024, Business Transformation revenue of $2,317 million increased 1.5 percent as reported (3.3 percent adjusted for currency) compared to the prior-year period, led by supply chain and finance transformations. In addition, customer experience transformation offerings contributed to revenue growth in the quarter.
Technology Consulting revenue of $931 million increased 0.6 percent as reported (3.1 percent adjusted for currency) in the first quarter of 2024 compared to the prior-year period. Cloud modernization projects grew at a double-digit rate. In addition, strategic partnerships and Red Hat engagements each delivered double-digit revenue growth year to year.
Application Operations revenue of $1,938 million decreased 2.6 percent as reported (0.7 percent adjusted for currency) compared to the prior-year period, reflecting a decline in on-premise custom application management projects, partially offset by growth in cloud-based application management offerings.

Management Discussion – (continued)

(Dollars in millions)			Yr. to Yr. Percent/ Margin Change
For the three months ended March 31:	2024	2023 (1)
Consulting:
Gross profit	$1,314	$1,325	(0.9)%
Gross profit margin	25.3%	25.5%	(0.2)	pts.
Segment profit	$424	$427	(0.6)%
Segment profit margin	8.2%	8.2%	0.0	pts.

(1)Recast to reflect segment changes.

In the first quarter of 2024, Consulting gross profit margin of 25.3 percent decreased 0.2 points on a year-to-year basis. Segment profit of $424 million decreased 0.6 percent and the segment profit margin of 8.2 percent was flat year to year in first-quarter 2024 compared to the prior-year period. The segment profit margin includes an impact of approximately 1 point from currency, offset by improvements from our pricing and productivity actions.
Consulting Signings and Book-to-Bill

(Dollars in millions)			Yr. to Yr. Percent Change	Yr. to Yr. Percent Change Adjusted For Currency
For the three months ended March 31:	2024	2023 (1)
Total Consulting signings	$5,511	$5,382	2.4%	4.3%

(1)Recast to reflect segment changes.

In the first quarter of 2024, Consulting signings grew 2.4 percent as reported and 4.3 percent adjusted for currency. We had solid demand for our offerings as clients prioritize larger transformation projects. Our book-to-bill ratio for the trailing twelve-months remains over 1.15. Book-to-bill represents the ratio of IBM Consulting signings to its revenue over the same period. The metric is a useful indicator of the demand of our business over time.
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

Management Discussion – (continued)
Infrastructure

(Dollars in millions)			Yr. to Yr. Percent Change	Yr. to Yr. Percent Change Adjusted For Currency
For the three months ended March 31:	2024	2023
Infrastructure revenue:	$3,076	$3,098	(0.7)%	0.2%
Hybrid Infrastructure	$1,803	$1,709	5.5%	6.3%
IBM Z			4.1	4.7
Distributed Infrastructure			6.3	7.1
Infrastructure Support	1,273	1,389	(8.3)	(7.3)
Infrastructure revenue of $3,076 million decreased 0.7 percent as reported, but increased 0.2 percent adjusted for currency in the first quarter of 2024 compared to the prior-year period, with a decline in Infrastructure Support and growth in Hybrid Infrastructure.
Hybrid Infrastructure revenue of $1,803 million increased 5.5 percent as reported (6.3 percent adjusted for currency) in the first quarter of 2024 compared to the prior-year period. Within Hybrid Infrastructure, revenue growth was broad based with strong demand for our hardware offerings across IBM Z, Power and Storage. IBM Z revenue increased 4.1 percent as reported (4.7 percent adjusted for currency). This was the eighth quarter of z16 product availability. Our z16 program continues to resonate with clients and surpass the total revenue performance of the z15 program. IBM Z is uniquely positioned for AI with the first processor designed with on-chip acceleration for real-time AI inferencing. IBM Z remains an enduring platform, not only driving hardware adoption but also related software, storage and services. Distributed Infrastructure revenue increased 6.3 percent as reported (7.1 percent adjusted for currency), driven primarily by double-digit growth in Storage and Power systems. The revenue performance in Storage was driven by demand for high-end storage tied to the z16 cycle. In addition, clients are interested in our Storage offerings for data-curation, model-building, and fine-tuning in support of generative AI. Within Power, revenue performance was driven by demand for data intensive workloads.
Infrastructure Support revenue of $1,273 million decreased 8.3 percent as reported (7.3 percent adjusted for currency) in the first quarter of 2024 compared to the prior-year period, driven by volume decline in support of non-IBM equipment and IBM product cycle dynamics.

(Dollars in millions)			Yr. to Yr. Percent/ Margin Change
For the three months ended March 31:	2024	2023 (1)
Infrastructure:
Gross profit	$1,666	$1,606	3.7%
Gross profit margin	54.2%	51.8%	2.3	pts.
Segment profit	$311	$307	1.4%
Segment profit margin	10.1%	9.9%	0.2	pts.

(1)Recast to reflect segment changes.

Infrastructure gross profit margin of 54.2 percent increased 2.3 points in the first quarter of 2024 compared to the prior-year period, with margin expansion in Hybrid Infrastructure and Infrastructure Support. The increase in margin within Hybrid Infrastructure was across both IBM Z and Distributed Infrastructure, as a result of productivity initiatives including streamlining our supply chain. In the first quarter of 2024, Infrastructure segment profit of $311 million increased 1.4 percent and the segment profit margin of 10.1 percent increased 0.2 points compared to the prior-year period. The segment profit and margin reflects benefits from higher IP and custom development income and productivity actions, partially offset by portfolio mix and approximately 1 point of impact from currency.

Management Discussion – (continued)
Financing
Refer to pages 61 through 63 for a discussion of Financing’s segment results.
Geographic Revenue
In addition to the revenue presentation by reportable segment, we also measure revenue performance on a geographic basis.

(Dollars in millions)			Yr. to Yr. Percent Change	Yr. to Yr. Percent Change Adjusted For Currency
For the three months ended March 31:	2024	2023
Total Revenue	$14,462	$14,252	1.5%	2.5%
Americas	$7,296	$7,078	3.1%	3.2%
Europe/Middle East/Africa (EMEA)	4,313	4,331	(0.4)	(2.1)
Asia Pacific	2,853	2,843	0.3	7.9
Americas revenue of $7,296 million increased 3.1 percent as reported and 3.2 percent adjusted for currency. The U.S. increased 3.4 percent. Canada decreased 6.4 percent as reported and 6.7 percent adjusted for currency. Latin America increased 12.8 percent as reported and 13.8 percent adjusted for currency, with Brazil increasing 11.6 percent as reported and 8.2 percent adjusted for currency.
In EMEA, total revenue of $4,313 million decreased 0.4 percent as reported and 2.1 percent adjusted for currency, driven primarily by Infrastructure, reflecting product cycle dynamics. The UK increased 4.1 percent as reported and was flat adjusted for currency. Germany, France and Italy increased 4.1 percent, 3.3 percent and 1.5 percent, respectively, as reported, and 3.0 percent, 2.2 percent and 0.4 percent, respectively, adjusted for currency.
Asia Pacific revenue of $2,853 million increased 0.3 percent as reported and 7.9 percent adjusted for currency. Japan increased 3.2 percent as reported and 15.8 percent adjusted for currency. India increased 5.7 percent as reported and 6.6 percent adjusted for currency. Australia and China decreased 8.5 percent and 5.7 percent, respectively, as reported, and 4.9 percent and 2.4 percent, respectively, adjusted for currency.
Expense
Total Expense and Other (Income)

(Dollars in millions)			Yr. to Yr. Percent Change
For the three months ended March 31:	2024	2023
Total expense and other (income)	$6,669	$6,451	3.4%
Non-operating adjustments:
Amortization of acquired intangible assets	$(257)	$(244)	5.5%
Acquisition-related charges	(60)	(3)	nm
Non-operating retirement-related (costs)/income	(96)	5	nm
Operating (non-GAAP) expense and other (income)	$6,255	$6,209	0.7%
Total expense-to-revenue ratio	46.1%	45.3%	0.8	pts.
Operating (non-GAAP) expense-to-revenue ratio	43.3%	43.6%	(0.3)	pts.

nm - not meaningful
For additional information regarding total expense and other (income) for both expense presentations, refer to the following analyses by category.

Management Discussion – (continued)
Selling, General and Administrative Expense

(Dollars in millions)			Yr. to Yr. Percent Change
For the three months ended March 31:	2024	2023
Selling, general and administrative expense:
Selling, general and administrative — other	$3,915	$3,886	0.7%
Advertising and promotional expense	$279	$314	(11.3)
Workforce rebalancing charges	375	259	45.1
Amortization of acquired intangible assets	257	243	5.8
Stock-based compensation	171	149	14.8
Provision for/(benefit from) expected credit loss expense	(23)	2	nm
Total selling, general and administrative expense	$4,974	$4,853	2.5%
Non-operating adjustments:
Amortization of acquired intangible assets	$(257)	$(243)	5.8%
Acquisition-related charges	(10)	(3)	nm
Operating (non-GAAP) selling, general and administrative expense	$4,706	$4,607	2.1%

nm - not meaningful
Total selling, general and administrative (SG&A) expense increased 2.5 percent in the first quarter of 2024 versus the prior-year period driven primarily by the following factors:
•Higher workforce rebalancing charges (2 points); and
•Higher net spending reflecting our continued investment to drive our hybrid cloud and AI strategy, partially offset by benefits from productivity actions.
Operating (non-GAAP) expense increased 2.1 percent year to year, primarily driven by the same factors.
Benefit from expected credit loss expense was $23 million in the first quarter of 2024 compared to a provision of $2 million in the first quarter of 2023. The year-to-year change was primarily driven by lower specific reserve requirements in the current year. Refer to "Receivables and Allowances" section on page 55 for additional information.
Research, Development and Engineering

(Dollars in millions)			Yr. to Yr. Percent Change
For the three months ended March 31:	2024	2023
Research, development and engineering expense	$1,796	$1,655	8.5%
Research, development and engineering (RD&E) expense in the first quarter of 2024 increased 8.5 percent year to year primarily driven by investments to drive innovation in AI, hybrid cloud and quantum.

Management Discussion – (continued)
Intellectual Property and Custom Development Income

(Dollars in millions)			Yr. to Yr. Percent Change
For the three months ended March 31:	2024	2023
Intellectual property and custom development income:
Licensing of intellectual property including royalty-based fees	$72	$61	18.7%
Custom development income	144	115	24.9
Sales/other transfers of intellectual property	—	4	(100.0)
Total	$216	$180	20.3%
Total intellectual property and custom development income in the first quarter of 2024 increased 20.3 percent year to year. The increase was primarily driven by joint development and licensing agreements with a Japanese consortium to leverage our intellectual property and expertise on advanced semiconductors.
The timing and amount of licensing, sales or other transfers of IP may vary significantly from period to period depending upon the timing of licensing agreements, economic conditions, industry consolidation and the timing of new patents and know-how development.

Other (Income) and Expense

(Dollars in millions)			Yr. to Yr. Percent Change
For the three months ended March 31:	2024	2023
Other (income) and expense:
Foreign currency transaction losses/(gains)	$(205)	$88	nm
(Gains)/losses on derivative instruments (1)	287	(142)	nm
Interest income	(210)	(170)	24.1
Net (gains)/losses from securities and investment assets	(10)	5	nm
Retirement-related costs/(income)	96	(5)	nm
Other	(274)	(22)	nm
Total other (income) and expense	$(317)	$(245)	29.4%
Non-operating adjustments:
Amortization of acquired intangible assets	$—	$(1)	(100.0)%
Acquisition-related charges (1)	(50)	(1)	nm
Non-operating retirement-related (costs)/income	(96)	5	nm
Operating (non-GAAP) other (income) and expense	$(463)	$(242)	91.7%

(1)2024 includes a loss of $50 million on foreign exchange call option contracts related to the company’s planned acquisition of StreamSets and webMethods from Software AG. Refer to note 16, “Derivative Financial Instruments,” for additional information.
nm - not meaningful
Total other (income) and expense was income of $317 million in the first quarter of 2024 and increased $72 million compared to the prior-year period. The year-to-year change was primarily driven by:
•Higher gains on divestitures ($230 million) primarily driven by the divestiture of The Weather Company assets (included in “Other” in the table above). Refer to note 5, "Acquisitions & Divestitures," for additional information; and
•Higher interest income ($41 million) primarily driven by a higher average cash balance in the current year; partially offset by
•Net exchange losses (including derivative instruments) in the current year versus net exchange gains in the prior year ($136 million); and

Management Discussion – (continued)
•Higher non-operating retirement-related cost of $101 million primarily driven by an increase in recognized actuarial losses of the Qualified PPP due to the change in amortization period as described in note 18, "Retirement-Related Benefits," partially offset by lower interest costs.
Operating (non-GAAP) other (income) and expense was income of $463 million in the first quarter of 2024 and increased $221 million compared to the prior-year period. The year-to-year change was primarily driven by the factors described above, excluding the higher non-operating retirement-related costs.
Interest Expense

(Dollars in millions)			Yr. to Yr. Percent Change
For the three months ended March 31:	2024	2023
Interest expense	$432	$367	17.5%
Interest expense of $432 million in the first quarter of 2024 increased $64 million compared to the prior-year period. Interest expense is presented in cost of financing in the Consolidated Income Statement if the related external borrowings are to support the Financing external business. Overall interest expense (excluding capitalized interest) for the first quarter of 2024 was $517 million, an increase of $60 million year to year primarily driven by higher average interest rates and a higher average debt balance in the current year.
Retirement-Related Plans
The following table provides the total pre-tax cost for all retirement-related plans. The operating cost amounts are included in the Consolidated Income Statement within the caption (e.g., Cost, SG&A, RD&E) relating to the job function of the plan participants. The non-operating cost amounts are included in other (income) and expense.

(Dollars in millions)			Yr. to Yr. Percent Change
For the three months ended March 31:	2024	2023
Retirement-related plans — cost:
Service cost	$143	$46	209.7%
Multi-employer plans	4	4	1.2
Cost of defined contribution plans	111	269	(58.8)
Total operating costs	$257	$319	(19.2)%
Interest cost	$558	$599	(6.8)%
Expected return on plan assets	(730)	(739)	(1.2)
Recognized actuarial losses	259	129	100.1
Amortization of prior service costs/(credits)	(2)	(2)	nm
Curtailments/settlements	2	(1)	nm
Other costs	8	9	(3.3)
Total non-operating costs/(income)	$96	$(5)	nm
Total retirement-related plans — cost	$353	$314	12.7%

nm - not meaningful
Total pre-tax retirement-related plan cost increased by $40 million compared to the first quarter of 2023, primarily driven by an increase in recognized actuarial losses ($129 million) and higher service cost ($97 million), partially offset by lower cost of defined contribution plans ($158 million) and lower interest costs ($41 million).
As described in the “Operating (non-GAAP) Earnings” section, management characterizes certain retirement-related costs as operating and others as non-operating. Utilizing this characterization, operating retirement-related costs in the first quarter of 2024 were $257 million, a decrease of $61 million compared to the first quarter of 2023. The decrease was primarily driven by lower cost of defined contribution plans ($158 million), partially offset by higher service cost ($97 million) due to the U.S. retirement plan changes. Including the related employee salary increase effective January 1, 2024, the net impact to our first-quarter 2024 operating costs from the U.S. retirement plan changes was immaterial. Refer to note

Management Discussion – (continued)
18,"Retirement Related Benefits," for additional information. Non-operating costs/(income) was $96 million of cost in the first quarter of 2024 compared to income of $5 million in the prior-year period. The year-to-year change was primarily driven by an increase in recognized actuarial losses, due to the change in amortization period of the Qualified PPP as described in note 18, "Retirement-Related Benefits," partially offset by lower interest costs.
Taxes
The continuing operations benefit from income taxes for the first quarter of 2024 was $502 million, compared to a provision for income taxes of $124 million in the first quarter of 2023. The current-year benefit is primarily driven by the resolution of certain tax audit matters. The operating (non-GAAP) income tax provision for the first quarter of 2024 was $94 million, compared to $200 million in the first quarter of 2023. The operating (non-GAAP) income tax provision year-to-year change was primarily driven by the same factor described above.
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
During the fourth quarter of 2020, the U.S. Internal Revenue Service (IRS) concluded its examination of the company’s U.S. income tax returns for 2013 and 2014 and issued a final Revenue Agent’s Report (RAR) proposing adjustments related to certain cross-border transactions that occurred in 2013. The company filed its IRS Appeals protest in the first quarter of 2021, and in October of 2023, the IRS issued a revised RAR. These adjustments, if sustained, would increase the company’s income subject to tax by approximately $4.2 billion, with tax calculated at the relevant federal income tax rate. The company continues to strongly disagree with the IRS position and will pursue resolution at IRS Appeals and then court, if necessary. In the first quarter of 2024, the IRS concluded its examination of the company's U.S. income tax returns for 2015 and 2016 and issued a final RAR proposing adjustments related to certain cross-border transactions that occurred in 2015. The proposed adjustments, if sustained, would increase the company’s income subject to tax by approximately $1.2 billion, with tax calculated at the relevant federal income tax rate. The company strongly disagrees with the IRS position and will pursue resolution at IRS Appeals and then court, if necessary. In the fourth quarter of 2021, the IRS commenced its audit of the company’s U.S. tax returns for 2017 and 2018. The company anticipates that this audit will be completed in 2024. With respect to major U.S. state and foreign taxing jurisdictions, the company is generally no longer subject to tax examinations for years prior to 2016. The company is no longer subject to income tax examination of its U.S. federal tax return for years prior to 2013. The open years contain matters that could be subject to differing interpretations of applicable tax laws and regulations as it relates to the amount and/or timing of income, deductions, and tax credits. Although the outcome of tax audits is always uncertain, the company believes that adequate amounts of tax, interest and penalties have been provided for any adjustments that are expected to result for these years.
The company is involved in a number of income tax-related matters in India challenging tax assessments issued by the India Tax Authorities. As of March 31, 2024, the company had recorded $572 million as prepaid income taxes in India. A significant portion of this balance represents cash tax deposits paid over time to protect the company’s right to appeal various income tax assessments made by the India Tax Authorities. Although the outcome of tax audits is always uncertain, the company believes that adequate amounts of tax, interest and penalties have been provided for any adjustments that are expected to result for these years.
The amount of unrecognized tax benefits at March 31, 2024 is $8,365 million which can be reduced by $567 million associated with timing adjustments, potential transfer pricing adjustments, and state income taxes. The net amount of $7,798 million, if recognized, would favorably affect the company’s effective tax rate.

Management Discussion – (continued)
Financial Position
Dynamics
Our balance sheet at March 31, 2024 continues to provide us with flexibility to support and invest in the business.
Cash and cash equivalents, restricted cash and marketable securities at March 31, 2024 were $19,278 million, an increase of $5,815 million compared to December 31, 2023. Total debt of $59,504 million at March 31, 2024 increased $2,957 million from December 31, 2023 primarily due to net debt issuances. We issued $5,486 million of debt in the first quarter of 2024 to increase our financial liquidity and plan for our future debt maturities. We continue to manage our debt levels while being acquisitive and without sacrificing investments in our business.
In the first three months of 2024, we generated $4,168 million in cash from operating activities, an increase of $394 million compared to the first three months of 2023. Our free cash flow at March 31, 2024 was $1,910 million, an increase of $570 million versus the prior year. Refer to pages 59 through 60 for additional information on free cash flow. Our strong cash generation positions us to invest both organically and through strategic acquisitions. At the same time, we continue to return value to shareholders through dividends. We returned $1,522 million to shareholders through dividends and completed three acquisitions in the first quarter of 2024. Our cash generation supports investment and deployment of capital to areas with the most attractive long-term opportunities.

Our pension plans were well funded at the end of 2023, with worldwide qualified plans funded at 111 percent. Overall pension funded status as of the end of March 2024 was fairly consistent with year-end 2023. We expect contributions for all retirement-related plans to be approximately $1.5 billion in 2024, a decrease of approximately $0.3 billion compared to 2023.
IBM Working Capital

(Dollars in millions)	At March 31, 2024	At December 31, 2023
Current assets	$36,663	$32,908
Current liabilities	32,397	34,122
Working capital	$4,266	$(1,214)
Current ratio	1.13:1	0.96:1
Working capital increased $5,480 million from the year-end 2023 position. Current assets increased $3,755 million ($4,226 million adjusted for currency) primarily in cash and cash equivalents and marketable securities; partially offset by a decrease in receivables mainly from collections of seasonally higher year-end balances. Current liabilities decreased $1,725 million ($1,299 million adjusted for currency) due to declines in short-term debt mainly due to maturities, taxes payable, and accounts payable, partially offset by an increase in deferred income mainly driven by annual customer billings.
Receivables and Allowances
Roll Forward of Total IBM Receivables Allowance for Credit Losses

(Dollars in millions)
January 1, 2024	Additions / (Releases) (1)	Write-offs (2)(3)	Foreign currency and other (3)	March 31, 2024
$457	$(20)	$(89)	$(14)	$335

(1)Additions/(Releases) for allowance for credit losses are recorded in expense.
(2)Refer to note A, “Significant Accounting Policies,” in our 2023 Annual Report for additional information regarding allowance for credit loss write-offs.
(3)Includes activity related to discontinued operations.
Excluding receivables classified as held for sale, the total IBM receivables provision coverage was 2.0 percent at March 31, 2024, a decrease of 30 basis points compared to December 31, 2023. The decrease in coverage is due to declines

Management Discussion – (continued)
in reserves primarily driven by write-offs; partially offset by the overall decrease in total receivables. The write-offs during the three months ended March 31, 2024 primarily related to receivables from discontinued operations which had been previously reserved. Refer to Financing's "Financial Position" on page 61 for additional details regarding the Financing segment receivables and allowances.
Noncurrent Assets and Liabilities

(Dollars in millions)	At March 31, 2024	At December 31, 2023
Noncurrent assets	$100,506	$102,333
Long-term debt	$54,033	$50,121
Noncurrent liabilities (excluding debt)	$27,405	$28,385
The decrease in noncurrent assets of $1,827 million ($1,000 million adjusted for currency) is primarily due to a decrease in long-term financing receivables as a result of declines from seasonally higher year-end balances and a decrease in goodwill driven by the sale of The Weather Company assets in the first quarter of 2024.
Long-term debt increased $3,912 million ($4,331 million adjusted for currency) primarily from new debt issuances; partially offset by reclassifications to short-term debt to reflect upcoming maturities.
Noncurrent liabilities (excluding debt) decreased $980 million ($557 million adjusted for currency) primarily driven by a decrease in income tax reserves from the resolution of certain tax audit matters and a decrease in retirement and nonpension postretirement benefit obligations.
Debt
Our funding requirements are continually monitored as we execute our strategies to manage the overall asset and liability profile. Additionally, we maintain sufficient flexibility to access global funding sources as needed.

(Dollars in millions)	At March 31, 2024	At December 31, 2023
Total debt	$59,504	$56,547
Financing segment debt (1)	$9,921	$11,879
Non-Financing debt	$49,583	$44,668

(1)Refer to Financing’s “Financial Position” on page 61 for additional details.
Total debt of $59,504 million increased $2,957 million ($3,380 million adjusted for currency) from December 31, 2023, primarily driven by proceeds from issuances of $5,486 million; partially offset by maturities of $2,106 million.
Non-Financing debt of $49,583 million increased $4,915 million ($5,242 million adjusted for currency) from December 31, 2023, primarily driven by our first quarter debt issuances to increase our financial liquidity and plan for our future debt maturities.
Financing segment debt of $9,921 million decreased $1,958 million ($1,862 million adjusted for currency) from December 31, 2023, primarily due to lower funding requirements associated with financing receivables.
Financing provides financing solutions predominantly for IBM’s external client assets, and the debt used to fund Financing assets is primarily composed of intercompany loans. Total debt changes generally correspond with the level of client and commercial financing receivables, the level of cash and cash equivalents, the change in intercompany and external payables and the change in intercompany investment from IBM. The terms of the intercompany loans are set by the company to substantially match the term, currency and interest rate variability underlying the financing receivable. The Financing debt-to-equity ratio remained at 9.0 to 1 at March 31, 2024.

Management Discussion – (continued)
Interest expense relating to debt supporting Financing’s external client and internal business is included in the “Financing Results of Operations” and in note 4, “Segments.” In the Consolidated Income Statement, the external debt-related interest expense supporting Financing’s internal financing to the company is classified as interest expense.
Equity
Total equity increased $720 million from December 31, 2023, primarily driven by an increase from net income of $1,605 million and common stock of $502 million; partially offset by dividends paid of $1,522 million.
Cash Flow
Our cash flows from operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flows on page 7, are summarized in the table below. These amounts also include the cash flows associated with the Financing business.

(Dollars in millions)
For the three months ended March 31:	2024	2023
Net cash provided by/(used in):
Operating activities	$4,168	$3,774
Investing activities	(4,210)	(7,960)
Financing activities	1,877	5,708
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(159)	24
Net change in cash, cash equivalents and restricted cash	$1,676	$1,547
Net cash provided by operating activities increased $394 million as compared to the first three months of 2023. The increase was primarily driven by performance-related improvements within net income and timing of balance sheet dynamics including performance-based compensation payments and sales cycle working capital. Changes in operating assets and liabilities, net of acquisitions/divestitures in the Consolidated Statement of Cash Flows also includes the reduction of tax reserves which is reflected as a non-cash adjustment to reconcile net income/(loss) to cash from operating activities.
Net cash used in investing activities decreased $3,750 million mainly driven by lower purchases of marketable securities and other investments; partially offset by an increase in cash provided by divestitures.
Net cash provided by financing activities decreased $3,831 million mainly due to a decrease in net cash provided by debt of $3,923 million primarily driven by a lower level of net issuances in the current year.
Looking Forward
Technology has proven to be a fundamental source of competitive advantage. Continued demand for technology will serve as a major driving force behind global economic and business growth as businesses look to scale, offer better services, drive efficiencies and seize new market opportunities. AI-driven productivity in particular continues to be a top priority for businesses for both cost reductions and new revenue opportunities.
Enterprise AI continues to gain traction. In 2024, we anticipate more clients moving from experimenting to deploying AI at scale to unlock productivity. We believe our comprehensive AI strategy is well positioned to help clients scale AI. We developed our watsonx platform for clients to build their AI solutions, spanning from foundation model training to data preparation and governance. We have leveraged watsonx to build AI assistants throughout our software portfolio, our consultants are helping clients navigate the AI landscape and are also leveraging AI technologies in the delivery of those services, and our Infrastructure segment is playing a larger role as clients leverage their hardware investments in their AI strategies. For example, as AI becomes widely adopted, IBM Z is uniquely advantaged. Our full-stack focus, from on-chip AI processing to AI accelerator cards, to watsonx platform support, allows models to be built and trained on any platform, and easily deployed on IBM Z. Our Storage offerings are benefiting from generative AI where industry-leading performance and scalability is utilized for data-curation, model-building, and fine-tuning.

Management Discussion – (continued)
We are committed to an open innovation ecosystem around AI, to help our clients maximize flexibility and leverage skills and we believe IBM with Red Hat can be a key driver of open-source AI. We have recently released a family of state-of-the-art open-source code models from our Granite series, and Red Hat and IBM launched InstructLab to evolve and improve AI models. Our partner ecosystem remains essential to both AI and hybrid cloud growth and we continue to progress strategy partnerships with industry leaders.
We continue to invest in emerging technologies, bringing new innovations to market. In early April 2024, we installed a Quantum System One at Rensselaer Polytechnic Institute, the first IBM quantum system on a college campus anywhere in the world. This installation will advance research in critical areas such as energy, storage, materials science and financial modeling. As we remain focused on portfolio optimization, we closed the sale of The Weather Company assets in January. To complement our portfolio, we completed three acquisitions in the first quarter of 2024, and we expect to close the announced acquisition of StreamSets and webMethods from Software AG by mid-year.
On April 24, 2024, we announced our intent to acquire all of the outstanding shares of HashiCorp. The combination of IBM’s and HashiCorp’s combined portfolios will help clients manage growing application and infrastructure complexity and create a comprehensive end-to-end hybrid cloud platform designed for the AI era. Under the terms of the definitive agreement, HashiCorp shareholders will receive $35 per share in cash, representing a total enterprise value of approximately $6.4 billion. The transaction is expected to close by the end of 2024, subject to approval by HashiCorp shareholders, regulatory approvals and other customary closing conditions. Upon closing, HashiCorp will be integrated into the Software segment.
We had a positive start to 2024. We continue to invest organically and inorganically, bring new products and innovation to market, expand our ecosystem and drive productivity across our business. Our first quarter performance is another proof point of this progress. We are a more focused business that has delivered sustained revenue and cash flow growth – a business well positioned for the future.
Retirement-Related Plans
Our pension plans are well funded. Contributions for all retirement-related plans are expected to be approximately $1.5 billion in 2024, of which $0.2 billion generally relates to legally required contributions to non-U.S. defined benefit and multi-employer plans. The expected decrease of $0.3 billion in total contributions for 2024 is primarily driven by ongoing dynamics of our retirement-related plans, including the change in U.S. retirement-related benefits in first-quarter 2024, described in note 18, "Retirement-Related Benefits". We expect 2024 pre-tax retirement-related plan cost to be approximately $1.5 billion, an increase of approximately $0.3 billion compared to 2023. Within total retirement-related plan cost, operating retirement-related plan cost is expected to be approximately $1.1 billion, a decrease of approximately $0.1 billion compared to 2023. Non-operating retirement-related plan cost is expected to be approximately $0.4 billion, an increase of approximately $0.5 billion compared to 2023, primarily driven by higher recognized actuarial losses, partially offset by lower interest cost.
Currency Rate Fluctuations
Changes in the relative values of non-U.S. currencies to the USD affect our financial results and financial position. At March 31, 2024, currency changes resulted in assets and liabilities denominated in local currencies being translated into fewer dollars than at year-end 2023. We use financial hedging instruments to limit specific currency risks related to foreign currency-based transactions.
Movements in currency, and the fact that we do not hedge 100 percent of our currency exposures, will result in a currency impact to our revenues, profit and cash flows throughout 2024. We execute a hedging program which defers, versus eliminates, the volatility of currency impacts on our financial results. During periods of sustained movements in currency, the marketplace and competition adjust to the changing rates over time.
We translate revenue, cost and expense in our non-U.S. operations at current exchange rates in the reported period. References to “adjusted for currency” or “constant currency” reflect adjustments based upon a simple mathematical formula. However, this constant currency methodology that we utilize to disclose this information does not incorporate any operational actions that management could take to mitigate fluctuating currency rates. Based on the currency rate movements in the first quarter of 2024, revenue from continuing operations increased 1.5 percent as reported and 3 percent at constant currency compared to the prior year. In the first quarter of 2024, currency translation and hedging negatively

Management Discussion – (continued)
impacted year-to-year pre-tax income growth and operating (non-GAAP) pre-tax income growth by approximately $200 million and $150 million, respectively. From a segment perspective, in the first quarter of 2024, currency translation and hedging negatively impacted our Software, Consulting and Infrastructure segment profit margin year-to-year growth by approximately one point each. We view these amounts as a theoretical maximum impact to our as-reported financial results. Hedging and certain underlying foreign currency transaction gains and losses are allocated to our segment results. Considering the operational responses mentioned above, movements of exchange rates, and the nature and timing of hedging instruments, it is difficult to predict future currency impacts on any particular period.
For non-U.S. subsidiaries and branches that operate in U.S. dollars or whose economic environment is highly inflationary, translation adjustments are reflected in results of operations. Generally, we manage currency risk in these entities by linking prices and contracts to U.S. dollars.
Liquidity and Capital Resources
In our 2023 Annual Report, on pages 30 to 32, there is a discussion of our liquidity including two tables that present three years of data. The table presented on page 30 includes net cash from operating activities, cash and cash equivalents, restricted cash and short-term marketable securities, and the size of our global credit facilities for each of the past three years. For the three months ended, or at, as applicable, March 31, 2024, those amounts are $4.2 billion of net cash from operating activities, $19.3 billion of cash and cash equivalents, restricted cash and short-term marketable securities and $10.0 billion in global credit facilities, respectively. While we have no current plans to draw on these credit facilities, they are available as back-up liquidity.
The major rating agencies' ratings on our debt securities at March 31, 2024 appear in the following table and remain unchanged from December 31, 2023.

IBM Ratings:	Standard and Poor's	Moody’s Investors Service	Fitch Ratings
Senior long-term debt	A-	A3	A-
Commercial paper	A-2	Prime-2	F1
We have ample financial flexibility, supported by our strong liquidity position and cash flows, to operate at a single A credit rating. Debt levels have increased $3.0 billion from December 31, 2023, driven by debt issuances; partially offset by maturities. In the first quarter of 2024, we issued $5.5 billion of debt to increase our financial liquidity and plan for our future debt maturities. Refer to note 12, “Borrowings,” for additional information.
We do not have “ratings trigger” provisions in our debt covenants or documentation, which would allow the holders to declare an event of default and seek to accelerate payments thereunder in the event of a change in credit rating. Our debt covenants are well within the required levels. Our contractual agreements governing derivative instruments contain standard market clauses which can trigger the termination of the agreement if our credit rating were to fall below investment grade. At March 31, 2024, the fair value of those instruments that were in a liability position was $564 million, before any applicable netting, and this position is subject to fluctuations in fair value period to period based on the level of our outstanding instruments and market conditions. We have no other contractual arrangements that, in the event of a change in credit rating, would result in a material adverse effect on our financial position or liquidity.
We prepare our Consolidated Statement of Cash Flows in accordance with applicable accounting standards for cash flow presentation on page 7 of this Form 10-Q and highlight causes and events underlying sources and uses of cash in that format on page 57. For the purpose of running its business, IBM manages, monitors and analyzes cash flows in a different manner.
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

Management Discussion – (continued)
minimized for efficiency. Therefore, management includes presentations of both free cash flow and net cash from operating activities that exclude the effect of Financing receivables.
The following is management’s view of cash flows for the first three months of 2024 and 2023 prepared in a manner consistent with the description above.

(Dollars in millions)
For the three months ended March 31:	2024	2023
Net cash from operating activities per GAAP	$4,168	$3,774
Less: change in Financing receivables	1,897	1,977
Net cash from operating activities, excluding Financing receivables	$2,271	$1,797
Capital expenditures, net	(361)	(457)
Free cash flow	$1,910	$1,340
Acquisitions	(82)	(22)
Divestitures	703	—
Dividends	(1,522)	(1,497)
Non-Financing debt	5,244	9,692
Other (includes Financing net receivables and Financing debt)	(437)	(762)
Change in cash, cash equivalents, restricted cash and short-term marketable securities	$5,815	$8,752
In the first three months of 2024, we generated $1.9 billion in free cash flow, an increase of $0.6 billion versus the prior-year period. The increase was primarily driven by performance-related improvements within net income and approximately $400 million from timing of balance sheet dynamics including performance-based compensation payments, sales cycle working capital and capital expenditures. In the first quarter of 2024, we continued to return value to shareholders with $1.5 billion in dividends.
Events that could temporarily change the historical cash flow dynamics discussed previously and in our 2023 Annual Report include significant changes in operating results, material changes in geographic sources of cash, unexpected adverse impacts from litigation, future pension funding requirements, periods of severe downturn in the capital markets or the timing of tax payments. Whether any litigation has such an adverse impact will depend on a number of variables, which are more completely described in note 14, “Contingencies,” in this Form 10-Q. With respect to pension funding, we expect to make legally mandated pension plan contributions to certain non-U.S. defined benefit plans of approximately $200 million in 2024. Contributions related to all retirement-related plans are expected to be approximately $1.5 billion in 2024. Refer to "Retirement-Related Plans" for additional information. Financial market performance could increase the legally mandated minimum contributions in certain non-U.S. countries that require more frequent remeasurement of the funded status. We are not quantifying any further impact from pension funding because it is not possible to predict future movements in the capital markets or changes in pension plan funding regulations. In 2024, we are not legally required to make any contributions to the U.S. defined benefit pension plans.
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

Management Discussion – (continued)
Financing
Financing is a reportable segment that facilitates IBM clients’ acquisition of hardware, software and services by providing financing solutions, while generating solid returns on equity.
Results of Operations

(Dollars in millions)			Yr. to Yr. Percent Change
For the three months ended March 31:	2024	2023
Revenue	$193	$196	(1.6)%
Segment profit (1)	$92	$100	(8.4)%

(1)Prior-year amounts recast to reflect segment changes.
For the three months ended March 31, 2024, financing revenue decreased 1.6 percent as reported (1.5 percent adjusted for currency) compared to the prior-year period, primarily driven by client financing revenue due to a decrease in assets.
Financing segment profit decreased 8.4 percent to $92 million compared to the prior-year period and the segment profit margin of 47.7 percent decreased 3.5 points year to year. The decrease in segment profit was primarily driven by settlements on non-accrual assets in the prior year.
Financial Position

(Dollars in millions)	At March 31, 2024	At December 31, 2023
Cash and cash equivalents	$410	$555
Client financing receivables:
Net investment in sales-type and direct financing leases (1)	3,922	4,237
Client loans	5,455	6,486
Total client financing receivables	$9,377	$10,723
Commercial financing receivables:
Held for investment	435	1,155
Held for sale	644	692
Other receivables	27	26
Total external receivables (2)	$10,483	$12,596
Intercompany assets (3)	786	963
Other assets	256	294
Total assets	$11,935	$14,409

Intercompany payables (3)(4)	$384	$423
Debt (5)	9,921	11,879
Other liabilities	528	783
Total liabilities (4)	$10,833	$13,085
Total equity (4)	$1,102	$1,324
Total liabilities and equity	$11,935	$14,409

(1)Includes deferred initial direct costs which are expensed in IBM’s consolidated financial results.
(2)The difference between the decrease in total external receivables of $2.1 billion (from $12.6 billion in December 2023 to $10.5 billion in March 2024) and the $1.9 billion change in Financing segment’s receivables disclosed in the free cash flow presentation on page 60 is primarily attributable to currency impacts.
(3)This entire amount is eliminated for purposes of IBM’s consolidated financial results and therefore does not appear in the Consolidated Balance Sheet.
(4)Prior-year amounts recast to reflect segment changes.
(5)Financing segment debt is primarily composed of intercompany loans.

Management Discussion – (continued)
Financing Segment Receivables and Allowances
The following table presents external Financing segment receivables excluding receivables classified as held for sale, and immaterial miscellaneous receivables.

(Dollars in millions)	At March 31, 2024	At December 31, 2023
Amortized cost (1)	$9,957	$12,034
Specific allowance for credit losses	110	111
Unallocated allowance for credit losses	34	45
Total allowance for credit losses	145	156
Net financing receivables	$9,813	$11,878
Allowance for credit losses coverage	1.5%	1.3%

(1)Includes deferred initial direct costs which are expensed in IBM’s consolidated financial results.
The percentage of Financing segment receivables reserved increased from 1.3 percent at December 31, 2023 to 1.5 percent at March 31, 2024, primarily driven by the decline in amortized cost.
We continue to apply our rigorous credit policies. Approximately 73 percent of the total external portfolio was with investment grade clients, essentially flat compared to December 31, 2023. This investment grade percentage is based on the credit ratings of the companies in the portfolio and reflects certain mitigation actions taken to reduce the risk to IBM.

For additional information relating to the company's credit quality and mitigation actions, including sales of receivables, refer to note 9, “Financing Receivables.”
Return on Equity Calculation

(Dollars in millions)
For the three months ended March 31:	2024	2023 (1)
Numerator:
Financing after-tax segment profit (2)	$75	$82
Annualized after-tax segment profit (A)	$300	$329
Denominator:
Average Financing equity (B) (3)	$1,213	$1,302
Financing return on equity (A)/(B)	24.7%	25.3%

(1)Prior-year amounts recast to reflect segment changes.
(2)Calculated based upon an estimated tax rate principally based on Financing’s geographic mix of earnings as IBM’s provision for income taxes is determined on a consolidated basis.
(3)Average of the ending equity for Financing for the last two quarters.
Return on equity was 24.7 percent compared to 25.3 percent for the three months ended March 31, 2024, and 2023, respectively. The decrease was driven by a decrease in net income partially offset by a lower average equity balance.

Management Discussion – (continued)
Residual Value
The following table presents the recorded amount of unguaranteed residual value for sales-type and direct financing leases at March 31, 2024 and December 31, 2023. In addition, the table presents the run out of when the unguaranteed residual value assigned to equipment on leases at March 31, 2024 is expected to be returned to the company. The unguaranteed residual value for operating leases at March 31, 2024 and December 31, 2023 was not material. For additional information related to the company's residual value, refer to note A, "Significant Accounting Policies," in the company's 2023 Annual Report.

Unguaranteed Residual Value

	At December 31, 2023	At March 31, 2024	Estimated Run Out of March 31, 2024 Balance
(Dollars in millions)			2024	2025	2026	2027 and Beyond
Sales-type and direct financing leases	$458	$424	$33	$137	$124	$130

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

(Dollars in millions except per share amounts)	GAAP	Acquisition- Related Adjustments		Retirement- Related Adjustments		U.S. Tax Reform Impacts (1)		Operating (non-GAAP)
For the three months ended March 31, 2024:
Gross profit	$7,742	$170		$—		$—		$7,913
Gross profit margin	53.5%	1.2	pts.	—	pts.	—	pts.	54.7%
SG&A	$4,974	$(268)		$—		$—		$4,706
Other (income) and expense (2)	$(317)	$(50)		$(96)		$—		$(463)
Total expense and other (income)	$6,669	$(318)		$(96)		$—		$6,255
Pre-tax income from continuing operations	$1,074	$488		$96		$—		$1,658
Pre-tax margin from continuing operations	7.4%	3.4	pts.	0.7	pts.	—	pts.	11.5%
Provision for/(benefit from) income taxes (3)	$(502)	$142		$5		$448		$94
Effective tax rate	(46.7)%	22.3	pts.	3.0	pts.	27.0	pts.	5.6%
Income from continuing operations	$1,575	$346		$91		$(448)		$1,564
Income margin from continuing operations	10.9%	2.4	pts.	0.6	pts.	(3.1)	pts.	10.8%
Diluted earnings per share from continuing operations	$1.69	$0.37		$0.10		$(0.48)		$1.68

(Dollars in millions except per share amounts)	GAAP	Acquisition- Related Adjustments		Retirement- Related Adjustments		U.S. Tax Reform Impacts		Operating (non-GAAP)
For the three months ended March 31, 2023:
Gross profit	$7,509	$148		$—		$—		$7,658
Gross profit margin	52.7%	1.0	pts.	—	pts.	—	pts.	53.7%
SG&A	$4,853	$(246)		$—		$—		$4,607
Other (income) and expense	$(245)	$(2)		$5		$—		$(242)
Total expense and other (income)	$6,451	$(247)		$5		$—		$6,209
Pre-tax income from continuing operations	$1,058	$396		$(5)		$—		$1,449
Pre-tax margin from continuing operations	7.4%	2.8	pts.	0.0	pts.	—	pts.	10.2%
Provision for income taxes (3)	$124	$91		$(10)		$(5)		$200
Effective tax rate	11.7%	3.1	pts.	(0.7)	pts.	(0.3)	pts.	13.8%
Income from continuing operations	$934	$305		$5		$5		$1,249
Income margin from continuing operations	6.6%	2.1	pts.	0.0	pts.	0.0	pts.	8.8%
Diluted earnings per share from continuing operations	$1.02	$0.33		$0.01		$0.01		$1.36

(1)2024 includes a benefit from income taxes due to the resolution of certain tax audit matters.
(2)Acquisition-Related Adjustments in 2024 includes a loss of $50 million on foreign exchange call option contracts related to the company’s planned acquisition of StreamSets and webMethods from Software AG. Refer to note 16, “Derivative Financial Instruments,” for additional information.
(3)The tax impact on operating (non-GAAP) pre-tax income from continuing operations is calculated under the same accounting principles applied to the GAAP pre-tax income which employs an annual effective tax rate method to the results.

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

Part II — Other Information
Item 1. Legal Proceedings
Refer to note 14, “Contingencies,” in this Form 10-Q.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Repurchases of Equity Securities
The following table provides information relating to the company’s repurchase of common stock for the first quarter of 2024.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under The Program (1)
January 1, 2024 - January 31, 2024	—	$—	—	$2,007,611,768

February 1, 2024 - February 29, 2024	—	$—	—	$2,007,611,768

March 1, 2024 - March 31, 2024	—	$—	—	$2,007,611,768

Total	—	$—	—

(1)On October 30, 2018, the Board of Directors authorized $4.0 billion in funds for use in the company’s common stock repurchase program. The company stated that it would repurchase shares on the open market or in private transactions depending on market conditions. The common stock repurchase program does not have an expiration date. This table does not include shares tendered to satisfy the exercise price in connection with cashless exercises of employee stock options or shares tendered to satisfy tax withholding obligations in connection with employee equity awards. The company suspended its share repurchase program at the time of the Red Hat closing in 2019.
Item 5. Other Information
Amendment to By-Laws
As disclosed in the company’s 2024 Proxy Statement filed on March 11, 2024, Joseph R. Swedish was not a nominee for election at the company’s annual meeting of stockholders held on April 30, 2024, and his term on the Board of Directors ended. As a result, Article III, Section 2 of the company’s By-Laws was amended to decrease the number of directors to thirteen, effective April 30, 2024. The full text of IBM’s By-Laws, as amended effective April 30, 2024, is included as Exhibit 3.2 to this report.

Item 6. Exhibits

Exhibit Number

3.2	The By-Laws of IBM, as amended through April 30, 2024.

4.1
The instruments defining the rights of the holders of the 4.700% Notes due 2026, the 4.600% Notes due 2027, the 4.600% Notes due 2029, the 4.750% Notes due 2031, the 4.900% Notes due 2034, the 5.250% Notes due 2044 and the 5.300% Notes due 2054 are Exhibits 4.2, 4.3, 4.4, 4.5, 4.6, 4.7 and 4.8 to Form 8-K, filed February 2, 2024, and are hereby incorporated by reference.

10.1
Forms of LTPP equity award agreements for (i) stock options, restricted stock, restricted stock units, cash-settled restricted stock units, SARs, (ii) performance share units, and (iii) retention restricted stock unit awards, cash-settled retention restricted stock units, effective February 19, 2024.

10.2	Form of Noncompetition Agreement.

22	Subsidiary Issuer of Guaranteed Securities.

31.1	Certification by principal executive officer pursuant to Rule 13A-14(a) or 15D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by principal financial officer pursuant to Rule 13A-14(a) or 15D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document – the instance document does not appear on the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

International Business Machines Corporation
(Registrant)

Date:	April 30, 2024
		By:	/s/ Nicolás A. Fehring
Nicolás A. Fehring
Vice President and Controller