Form 10-Q
period 2024-06-30
INTERNATIONAL BUSINESS MACHINES CORP
filed 2024-07-30
CIK 51143

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTER ENDED JUNE 30, 2024
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant had 921,148,195 shares of common stock outstanding at June 30, 2024.

Part I - Financial Information
Item 1. Consolidated Financial Statements:
INTERNATIONAL BUSINESS MACHINES CORPORATION
AND SUBSIDIARY COMPANIES
CONSOLIDATED INCOME STATEMENT
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions except per share amounts)	2024	2023	2024	2023
Revenue:
Services	$7,405	$7,553	$14,876	$15,077
Sales	8,195	7,739	14,994	14,271
Financing	169	183	361	380
Total revenue	15,770	15,475	30,231	29,727
Cost:
Services	5,126	5,294	10,365	10,604
Sales	1,607	1,587	2,988	2,910
Financing	86	93	186	203
Total cost	6,820	6,974	13,539	13,717
Gross profit	8,950	8,501	16,692	16,010
Expense and other (income):
Selling, general and administrative	4,938	4,900	9,912	9,754
Research, development and engineering	1,840	1,687	3,637	3,342
Intellectual property and custom development income	(241)	(248)	(458)	(428)
Other (income) and expense	(233)	(261)	(550)	(506)
Interest expense	427	423	859	790
Total expense and other (income)	6,730	6,501	13,399	12,952
Income from continuing operations before income taxes	2,219	2,000	3,293	3,058
Provision for/(benefit from) income taxes	389	419	(112)	543
Income from continuing operations	$1,830	$1,581	$3,405	$2,515
Income/(loss) from discontinued operations, net of tax	4	2	34	(4)
Net income	$1,834	$1,583	$3,439	$2,511

Earnings/(loss) per share of common stock:
Assuming dilution:
Continuing operations	$1.96	$1.72	$3.65	$2.74
Discontinued operations	0.00	0.00	0.04	0.00
Total	$1.96	$1.72	$3.68	$2.73
Basic:
Continuing operations	$1.99	$1.74	$3.71	$2.77
Discontinued operations	0.00	0.00	0.04	0.00
Total	$1.99	$1.74	$3.74	$2.76

Weighted-average number of common shares outstanding: (millions)
Assuming dilution	934.4	919.5	933.9	918.6
Basic	920.3	909.9	918.7	908.7
(Amounts may not add due to rounding.)
(The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION
AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2024	2023	2024	2023
Net income	$1,834	$1,583	$3,439	$2,511
Other comprehensive income/(loss), before tax:
Foreign currency translation adjustments	2	116	57	29
Net changes related to available-for-sale securities:
Unrealized gains/(losses) arising during the period	1	(17)	1	(1)
Reclassification of (gains)/losses to net income	—	—	—	—
Total net changes related to available-for-sale securities	1	(17)	1	(1)
Unrealized gains/(losses) on cash flow hedges:
Unrealized gains/(losses) arising during the period	103	178	279	149
Reclassification of (gains)/losses to net income	(42)	(30)	28	(152)
Total unrealized gains/(losses) on cash flow hedges	61	148	307	(3)
Retirement-related benefit plans:
Prior service costs/(credits)	—	—	—	—
Net (losses)/gains arising during the period	0	0	1	2
Curtailments and settlements	2	6	4	5
Amortization of prior service costs/(credits)	(2)	(2)	(4)	(4)
Amortization of net (gains)/losses	258	130	519	261
Total retirement-related benefit plans	259	134	520	263
Other comprehensive income/(loss), before tax	322	381	885	289
Income tax (expense)/benefit related to items of other comprehensive income	(153)	(101)	(442)	(48)
Other comprehensive income/(loss), net of tax	169	280	442	241
Total comprehensive income	$2,003	$1,863	$3,882	$2,751
(Amounts may not add due to rounding.)
(The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION
AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEET
(UNAUDITED)
ASSETS

(Dollars in millions)	At June 30, 2024	At December 31, 2023
Assets:
Current assets:
Cash and cash equivalents	$12,210	$13,068
Restricted cash	2,268	21
Marketable securities	1,481	373
Notes and accounts receivable — trade (net of allowances of $129 in 2024 and $192 in 2023)	5,769	7,214
Short-term financing receivables:
Held for investment (net of allowances of $115 in 2024 and $129 in 2023)	5,075	6,102
Held for sale	723	692
Other accounts receivable (net of allowances of $36 in 2024 and $109 in 2023)	757	640
Inventory, at lower of average cost or net realizable value:
Finished goods	141	78
Work in process and raw materials	1,093	1,083
Total inventory	1,234	1,161
Deferred costs	997	998
Prepaid expenses and other current assets	2,784	2,639
Total current assets	33,299	32,908
Property, plant and equipment	17,911	18,122
Less: Accumulated depreciation	12,311	12,621
Property, plant and equipment — net	5,600	5,501
Operating right-of-use assets — net	3,130	3,220
Long-term financing receivables (net of allowances of $21 in 2024 and $27 in 2023)	5,483	5,766
Prepaid pension assets	7,630	7,506
Deferred costs	820	842
Deferred taxes	6,378	6,656
Goodwill	59,416	60,178
Intangible assets — net	10,251	11,036
Investments and sundry assets	1,840	1,626
Total assets	$133,848	$135,241
(Amounts may not add due to rounding.)
(The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION
AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEET – (CONTINUED)
(UNAUDITED)
LIABILITIES AND EQUITY

(Dollars in millions except per share amounts)	At June 30, 2024	At December 31, 2023
Liabilities:
Current liabilities:
Taxes	$1,691	$2,270
Short-term debt	3,602	6,426
Accounts payable	3,631	4,132
Compensation and benefits	3,125	3,501
Deferred income	13,643	13,451
Operating lease liabilities	762	820
Other accrued expenses and liabilities	3,195	3,521
Total current liabilities	29,648	34,122
Long-term debt	52,929	50,121
Retirement and nonpension postretirement benefit obligations	10,200	10,808
Deferred income	3,489	3,533
Operating lease liabilities	2,546	2,568
Other liabilities	10,932	11,475
Total liabilities	109,745	112,628
Equity:
IBM stockholders’ equity:
Common stock, par value $0.20 per share, and additional paid-in capital	60,501	59,643
Shares authorized: 4,687,500,000
Shares issued: 2024 - 2,273,721,246
2023 - 2,266,911,160
Retained earnings	151,659	151,276
Treasury stock - at cost	(169,815)	(169,624)
Shares: 2024 - 1,352,573,051
2023 - 1,351,897,514
Accumulated other comprehensive income/(loss)	(18,319)	(18,761)
Total IBM stockholders’ equity	24,026	22,533
Noncontrolling interests	77	80
Total equity	24,103	22,613
Total liabilities and equity	$133,848	$135,241
(Amounts may not add due to rounding.)
(The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION
AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
(Dollars in millions)	2024	2023
Cash flows from operating activities:
Net income	$3,439	$2,511
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation (1)	1,081	1,047
Amortization of capitalized software and acquired intangible assets	1,205	1,104
Stock-based compensation	636	556
Net (gain)/loss on divestitures, asset sales and other (2)	(280)	(19)
Changes in operating assets and liabilities, net of acquisitions/divestitures (2)	152	1,214
Net cash provided by operating activities	6,234	6,412

Cash flows from investing activities:
Payments for property, plant and equipment	(459)	(664)
Proceeds from disposition of property, plant and equipment/other	57	25
Investment in software	(358)	(305)
Acquisition of businesses, net of cash acquired	(235)	(356)
Divestitures of businesses, net of cash transferred	703	6
Purchases of marketable securities and other investments	(5,596)	(9,260)
Proceeds from disposition of marketable securities and other investments	3,917	2,600
Net cash provided by/(used in) investing activities	(1,971)	(7,953)

Cash flows from financing activities:
Proceeds from new debt	5,705	9,432
Payments to settle debt	(5,224)	(3,260)
Short-term borrowings/(repayments) less than 90 days — net	—	(3)
Common stock repurchases for tax withholdings	(350)	(240)
Financing — other	289	56
Cash dividends paid	(3,058)	(3,007)
Net cash provided by/(used in) financing activities	(2,638)	2,978

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(236)	(1)
Net change in cash, cash equivalents and restricted cash	1,389	1,436

Cash, cash equivalents and restricted cash at January 1	13,089	7,988
Cash, cash equivalents and restricted cash at June 30	$14,478	$9,425

(1) Includes operating lease right-of-use assets amortization expense of $0.4 billion in 2024 and $0.5 billion in 2023.
(2) Prior period has been reclassified to conform to the change in 2024 presentation.

(Amounts may not add due to rounding.)
(The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION
AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENT OF EQUITY
(UNAUDITED)

(Dollars in millions except per share amounts)	Common Stock and Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income/(Loss)	Total IBM Stockholders' Equity	Non- Controlling Interests	Total Equity
Equity - April 1, 2024	$60,145	$151,362	$(169,759)	$(18,488)	$23,261	$72	$23,333
Net income plus other comprehensive income/(loss):
Net income		1,834			1,834		1,834
Other comprehensive income/(loss)				169	169		169
Total comprehensive income					$2,003		$2,003
Cash dividends paid — common stock ($1.67 per share)		(1,537)			(1,537)		(1,537)
Common stock issued under employee plans (2,646,967 shares)	356				356		356
Purchases (856,885 shares) and sales (755,447 shares) of treasury stock under employee plans — net		(1)	(57)		(58)		(58)
Changes in noncontrolling interests						5	5
Equity – June 30, 2024	$60,501	$151,659	$(169,815)	$(18,319)	$24,026	$77	$24,103

(Dollars in millions except per share amounts)	Common Stock and Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income/(Loss)	Total IBM Stockholders' Equity	Non- Controlling Interests	Total Equity
Equity - April 1, 2023	$58,675	$149,253	$(169,544)	$(16,780)	$21,604	$68	$21,672
Net income plus other comprehensive income/(loss):
Net income		1,583			1,583		1,583
Other comprehensive income/(loss)				280	280		280
Total comprehensive income					$1,863		$1,863
Cash dividends paid — common stock ($1.66 per share)		(1,510)			(1,510)		(1,510)
Common stock issued under employee plans (3,199,344 shares)	288				288		288
Purchases (1,098,988 shares) and sales (860,470 shares) of treasury stock under employee plans — net		(8)	(37)		(45)		(45)
Changes in noncontrolling interests						2	2
Equity - June 30, 2023	$58,963	$149,318	$(169,581)	$(16,499)	$22,201	$70	$22,271
(Amounts may not add due to rounding.)
(The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION
AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENT OF EQUITY
(UNAUDITED)

(Dollars in millions except per share amounts)	Common Stock and Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income/(Loss)	Total IBM Stockholders' Equity	Non- Controlling Interests	Total Equity
Equity - January 1, 2024	$59,643	$151,276	$(169,624)	$(18,761)	$22,533	$80	$22,613
Net income plus other comprehensive income/(loss):
Net income		3,439			3,439		3,439
Other comprehensive income/(loss)				442	442		442
Total comprehensive income					$3,882		$3,882
Cash dividends paid — common stock ($3.33 per share)		(3,058)			(3,058)		(3,058)
Common stock issued under employee plans (6,810,086 shares)	858				858		858
Purchases (1,944,555 shares) and sales (1,269,017 shares) of treasury stock under employee plans — net		3	(191)		(188)		(188)
Changes in noncontrolling interests						(3)	(3)
Equity - June 30, 2024	$60,501	$151,659	$(169,815)	$(18,319)	$24,026	$77	$24,103

(Dollars in millions except per share amounts)	Common Stock and Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income/(Loss)	Total IBM Stockholders' Equity	Non- Controlling Interests	Total Equity
Equity - January 1, 2023	$58,343	$149,825	$(169,484)	$(16,740)	$21,944	$77	$22,021
Net income/(loss) plus other comprehensive income/(loss):
Net income/(loss)		2,511			2,511		2,511
Other comprehensive income/(loss)				241	241		241
Total comprehensive income					$2,751		$2,751
Cash dividends paid — common stock ($3.31 per share)		(3,007)			(3,007)		(3,007)
Common stock issued under employee plans (5,580,271 shares)	619				619		619
Purchases (1,810,313 shares) and sales (1,144,305 shares) of treasury stock under employee plans — net		(10)	(97)		(107)		(107)
Changes in noncontrolling interests						(7)	(7)
Equity - June 30, 2023	$58,963	$149,318	$(169,581)	$(16,499)	$22,201	$70	$22,271
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
For the three and six months ended June 30, 2024, the company reported a provision for income taxes of $389 million and a benefit from income taxes of $112 million, respectively, and the effective tax rate was 17.5 percent and (3.4) percent, respectively. The benefit from income taxes in the six months ended June 30, 2024, was primarily driven by the resolution of certain tax audit matters in the first quarter. For the three and six months ended June 30, 2023, the company reported a provision for income taxes of $419 million and $543 million, respectively, and the effective tax rate was 21.0 percent and 17.8 percent, respectively.
Noncontrolling interest amounts, included as a reduction within other (income) and expense in the Consolidated Income Statement, were not material to the consolidated results for the periods presented.
The company has supplier finance programs with third-party financial institutions where the company agrees to pay the financial institutions the stated amounts of invoices from participating suppliers on the originally invoiced maturity date, which have an average term of 90 to 120 days, consistent with the company's standard payment terms. The financial institutions offer earlier payment of the invoices at the sole discretion of the supplier for a discounted amount. The company does not provide secured legal assets or other forms of guarantees under the arrangements. The company is not a party to the arrangements between its suppliers and the financial institutions. These obligations are recognized as accounts payable in the Consolidated Balance Sheet. The obligations outstanding under these programs at June 30, 2024 and December 31, 2023 were $116 million and $101 million, respectively.
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
Effect on Financial Statements or Other Significant Matters–As the guidance is a change to disclosures only, it did not have an impact in the consolidated financial results. Refer to note 1, "Basis of Presentation," for additional disclosure information.

Notes to Consolidated Financial Statements — (continued)
3. Revenue Recognition:
Disaggregation of Revenue
The following tables provide details of revenue by major products/service offerings and revenue by geography.
Revenue by Major Products/Service Offerings

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2024	2023 (1)	2024	2023 (1)
Hybrid Platform & Solutions	$4,575	$4,350	$8,673	$8,200
Transaction Processing	2,164	1,943	3,964	3,685
Total Software	$6,739	$6,294	$12,637	$11,885
Business Transformation	2,360	2,295	4,677	4,578
Application Operations	1,902	1,991	3,840	3,980
Technology Consulting	917	941	1,848	1,866
Total Consulting	$5,179	$5,226	$10,365	$10,423
Hybrid Infrastructure	2,360	2,260	4,163	3,969
Infrastructure Support	1,285	1,358	2,558	2,747
Total Infrastructure	$3,645	$3,618	$6,721	$6,716
Financing (2)	169	185	362	380
Other	38	152	146	321
Total revenue	$15,770	$15,475	$30,231	$29,727

(1)Recast to reflect January 2024 segment changes. Refer to note 4, "Segments," for additional information.
(2)Contains lease and loan financing arrangements which are not subject to the guidance on revenue from contracts with customers.
Revenue by Geography

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2024	2023	2024	2023
Americas	$7,979	$8,046	$15,275	$15,124
Europe/Middle East/Africa	4,722	4,602	9,035	8,933
Asia Pacific	3,069	2,827	5,922	5,670
Total	$15,770	$15,475	$30,231	$29,727
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

Notes to Consolidated Financial Statements — (continued)
At June 30, 2024, the aggregate amount of the transaction price allocated to RPO related to customer contracts that are unsatisfied or partially unsatisfied was approximately $56 billion. Approximately 70 percent of the amount is expected to be recognized as revenue in the subsequent two years, approximately 27 percent in the subsequent three to five years and the balance thereafter.
Revenue Recognized for Performance Obligations Satisfied (or Partially Satisfied) in Prior Periods
For the three and six months ended June 30, 2024, revenue recognized for performance obligations satisfied or partially satisfied in prior periods was immaterial.
Reconciliation of Contract Balances
The following table provides information about notes and accounts receivable–trade, contract assets and deferred income balances.

(Dollars in millions)	At June 30, 2024	At December 31, 2023
Notes and accounts receivable — trade (net of allowances of $129 in 2024 and $192 in 2023)	$5,769	$7,214
Contract assets (1)	$540	$505
Deferred income (current)	$13,643	$13,451
Deferred income (noncurrent)	$3,489	$3,533

(1)Included within prepaid expenses and other current assets in the Consolidated Balance Sheet.
The amount of revenue recognized during the six months ended June 30, 2024 that was included within the deferred income balance at December 31, 2023 was $7.4 billion and was primarily related to software and services.
The following table provides roll forwards of the notes and accounts receivable–trade allowance for expected credit losses for the six months ended June 30, 2024 and the year ended December 31, 2023.

(Dollars in millions)
January 1, 2024	Additions / (Releases)	Write-offs (1)	Foreign currency and other	June 30, 2024
$192	$(7)	$(61)	$4	$129

January 1, 2023	Additions / (Releases)	Write-offs (1)	Foreign currency and other	December 31, 2023
$233	$32	$(79)	$6	$192

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
The following table displays the segment updates:

Reportable Segment Change	Resulting Segment Implications
The Weather Company asset divestiture (1)	-	Software Segment
	+	Other-divested businesses
Security Services realignment	-	Software Segment
	+	Consulting Segment
Removal of stock-based compensation and net interest allocations from segment profitability	-	Software Segment, Consulting Segment, Infrastructure Segment, Financing Segment (2)
	+	Other
(1) The Weather Company asset divestiture closed January 31, 2024.
(2) Presentation of interest for the Financing Segment did not change.
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

Notes to Consolidated Financial Statements — (continued)

SEGMENT INFORMATION

(Dollars in millions)	Software	Consulting	Infrastructure	Financing	Total Segments
For the three months ended June 30, 2024:
Revenue	$6,739	$5,179	$3,645	$169	$15,732
Segment profit	$2,113	$463	$654	$77	$3,306
Revenue year-to-year change	7.1%	(0.9)%	0.7%	(8.3)%	2.7%
Segment profit year-to-year change	20.8%	(4.0)%	(10.7)%	19.3%	9.2%
Segment profit margin	31.3%	8.9%	17.9%	45.3%	21.0%

For the three months ended June 30, 2023: (1)
Revenue	$6,294	$5,226	$3,618	$185	$15,322
Segment profit	$1,749	$483	$732	$64	$3,028
Segment profit margin	27.8%	9.2%	20.2%	34.8%	19.8%

(1) Recast to reflect January 2024 segment changes.
Reconciliations to IBM as Reported:

(Dollars in millions)
For the three months ended June 30:	2024	2023 (1)
Revenue:
Total reportable segments	$15,732	$15,322
Other‒divested businesses	0	101
Other revenue	38	52
Total revenue from continuing operations	$15,770	$15,475

Pre-tax income from continuing operations:
Total reportable segment profit	$3,306	$3,028
Amortization of acquired intangible assets	(439)	(389)
Acquisition-related (charges)/income (2)	(36)	(7)
Non-operating retirement-related (costs)/income	(98)	(1)
Stock-based compensation	(316)	(288)
Net interest excluding the Financing segment	(218)	(225)
Workforce rebalancing charges	(18)	(117)
Other‒divested businesses	(4)	23
Unallocated corporate amounts and other	41	(24)
Total pre-tax income from continuing operations	$2,219	$2,000

(1)Recast to reflect January 2024 segment changes.
(2)2024 includes the impact of foreign exchange derivative contracts entered into by the company prior to the acquisition of StreamSets and webMethods from Software AG. Refer to note 16, "Derivative Financial Instruments," for additional information.

Notes to Consolidated Financial Statements — (continued)
SEGMENT INFORMATION

(Dollars in millions)	Software	Consulting	Infrastructure	Financing	Total Segments
For the six months ended June 30, 2024:
Revenue	$12,637	$10,365	$6,721	$362	$30,085
Segment profit	$3,612	$888	$965	$168	$5,633
Revenue year-to-year change	6.3%	(0.6)%	0.1%	(4.9)%	2.3%
Segment profit year-to-year change	15.5%	(2.4)%	(7.1)%	2.4%	7.5%
Segment profit margin	28.6%	8.6%	14.4%	46.5%	18.7%

For the six months ended June 30, 2023: (1)
Revenue	$11,885	$10,423	$6,716	$380	$29,406
Segment profit	$3,128	$910	$1,039	$164	$5,241
Segment profit margin	26.3%	8.7%	15.5%	43.2%	17.8%

(1) Recast to reflect January 2024 segment changes.
Reconciliations to IBM as Reported:

(Dollars in millions)
For the six months ended June 30:	2024	2023 (1)
Revenue:
Total reportable segments	$30,085	$29,406
Other‒divested businesses	35	195
Other revenue	111	127
Total revenue from continuing operations	$30,231	$29,727

Pre-tax income from continuing operations:
Total reportable segment profit	$5,633	$5,241
Amortization of acquired intangible assets	(866)	(781)
Acquisition-related (charges)/income (2)	(96)	(10)
Non-operating retirement-related (costs)/income	(194)	4
Stock-based compensation	(636)	(556)
Net interest excluding the Finance segment	(442)	(442)
Workforce rebalancing changes	(392)	(376)
Other‒divested businesses (3)	235	36
Unallocated corporate amounts and other	50	(57)
Total pre-tax income from continuing operations	$3,293	$3,058

(1)Recast to reflect January 2024 segment changes.
(2)2024 includes the impact of foreign exchange derivative contracts entered into by the company prior to the acquisition of StreamSets and webMethods from Software AG. Refer to note 16, "Derivative Financial Instruments," for additional information.
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
During the six months ended June 30, 2024, the company completed two acquisitions within the Software segment and two acquisitions within the Consulting segment at an aggregate cost of $278 million. These acquisitions are expected to enhance the company’s portfolio of products and services capabilities and further advance IBM’s hybrid cloud and AI strategy. These acquisitions did not have a material impact in the company's Consolidated Financial Statements.
At June 30, 2024, the remaining cash to be remitted by the company related to the first-half 2024 acquisitions was not material.
The following table reflects the purchase price related to these acquisitions and the resulting purchase price allocation as of June 30, 2024.

(Dollars in millions)	Amortization Life (in years)	All Acquisitions
Current assets		$35
Property, plant and equipment/noncurrent assets		3
Intangible assets:
Goodwill	N/A	207
Client relationships	1-7	36
Completed technology	7	37
Trademarks	3	1
Total assets acquired		$319
Current liabilities		24
Noncurrent liabilities		16
Total liabilities assumed		$41
Total purchase price		$278

N/A – not applicable
The valuation of the assets acquired and liabilities assumed is subject to revision. If additional information becomes available, the company may further revise the purchase price allocation as soon as practical, but no later than one year from the acquisition date.

Notes to Consolidated Financial Statements — (continued)
Transactions Closed in Third-Quarter 2024 — At the time of issuance of the financial statements, the initial purchase price accounting for each of the closed acquisitions below was not complete.
On July 1, 2024, the company completed the acquisition of StreamSets and webMethods from Software AG for approximately $2.3 billion (€2.13 billion) in cash. StreamSets will add new data ingestion capabilities to IBM's data platform and webMethods will bring integration platform-as-a-service (iPaaS) capabilities to IBM's automation solutions. The acquisition will be integrated into the Software segment. Prior to the acquisition, the company entered into foreign currency derivative contracts which expired by June 28, 2024. Refer to note 16, “Derivative Financial Instruments,” for financial impacts and additional information. At June 30, 2024, $2.3 billion was held in escrow and classified as restricted cash in the Consolidated Balance Sheet in connection with the acquisition. The cash was remitted to Software AG on July 1, 2024.
On July 1, 2024, the company completed an acquisition within the Consulting segment which is not expected to have a material impact on the company's Consolidated Financial Statements.
Transactions Announced — On April 24, 2024, the company announced its intent to acquire all of the outstanding shares of HashiCorp, Inc. (HashiCorp). IBM’s and HashiCorp’s combined portfolios will help clients manage growing application and infrastructure complexity and create a comprehensive end-to-end hybrid cloud platform designed for the AI era. Under the terms of the definitive agreement, HashiCorp's shareholders on record immediately prior to the effective time on the closing date will receive $35 per share in cash, representing a total enterprise value of approximately $6.4 billion. On July 15, 2024, HashiCorp stockholders voted to approve the merger with IBM. The transaction is expected to close by the end of 2024, subject to regulatory approvals and other customary closing conditions. Upon closing, HashiCorp will be integrated into the Software segment.
Divestitures
The Weather Company Assets — On January 31, 2024, the company completed the sale of The Weather Company assets to Zephyr Buyer, L.P., a wholly-owned subsidiary of Francisco Partners (collectively, Francisco). Under the agreement, Francisco acquired The Weather Company assets from IBM for $1,100 million inclusive of $250 million of contingent consideration, of which $200 million is contingent on Francisco’s attainment of certain investment return metrics. The assets include The Weather Company's digital consumer-facing offerings, The Weather Channel mobile and cloud-based digital properties including Weather.com, Weather Underground and Storm Radar, as well as its enterprise offerings for broadcast, media, aviation, advertising technology and data solutions for other emerging industries.
Upon closing, the company received cash proceeds of $750 million and provided seller financing to Francisco in the form of a $100 million loan with a term of 7 years. The cash proceeds from the sale were included in cash from investing activities within the Consolidated Statement of Cash Flows. The seller financing is a non-cash investing activity. For the six months ended June 30, 2024, the company recognized a pre-tax gain on sale of $239 million in other (income) and expense in the Consolidated Income Statement. As discussed in note 4, “Segments,” in the first quarter of 2024, The Weather Company assets previously reported in the Software segment were moved and recast to the Other–divested businesses category.

Notes to Consolidated Financial Statements — (continued)
Sale of Assets
Transaction Signed — In May 2024, IBM and Palo Alto Networks (Palo Alto) entered into a definitive agreement whereby Palo Alto will acquire from IBM certain QRadar SaaS (software-as-a-service) assets including QRadar intellectual property, customer relationships and customer contracts for approximately $500 million in cash. The transaction is expected to close in the third quarter of 2024, subject to regulatory approvals and other customary closing conditions. The company expects to recognize a pre-tax gain on the sale of assets, of which the final amount is not yet determinable.
Upon closing, IBM and Palo Alto will facilitate the migration of QRadar SaaS and IBM's QRadar on-premise (on-prem) clients to Palo Alto’s Cortex XSIAM, their security operations (SOC) platform. As part of the agreement, IBM will receive incremental future cash payments from Palo Alto for QRadar on-prem clients that choose to migrate to the Cortex XSIAM platform.
Also, in connection with the sale of the QRadar SaaS assets, IBM and Palo Alto will enter into various commercial agreements pursuant to which IBM will purchase certain Palo Alto products and services and IBM will license and/or provide certain software, including SaaS, and consulting services to Palo Alto. IBM will also provide Palo Alto with transition services including support, operations and other services for QRadar SaaS customer contracts. The commercial agreements entered into during the second quarter of 2024 did not have a material impact on IBM's Consolidated Financial Statements.
At June 30, 2024, the sale of the QRadar SaaS assets met the criteria for held for sale classification. Held for sale assets of approximately $113 million, consisting primarily of intangible assets – net, and held for sale liabilities of $37 million, consisting primarily of deferred income, were included in the company’s Consolidated Balance Sheet at June 30, 2024. These held for sale assets and liabilities are reported within the company’s Software segment.
6. Other (Income) and Expense:
Components of other (income) and expense are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2024	2023	2024	2023
Other (income) and expense:
Foreign currency transaction losses/(gains) (1)	$(140)	$(166)	$(345)	$(78)
(Gains)/losses on derivative instruments (1)	140	141	427	(1)
Interest income	(217)	(201)	(427)	(371)
Net (gains)/losses from securities and investment assets	0	3	(10)	8
Retirement-related costs/(income)	98	1	194	(4)
Other (2)	(114)	(39)	(389)	(61)
Total other (income) and expense	$(233)	$(261)	$(550)	$(506)

(1)The company uses financial hedging instruments to limit specific currency risks related to foreign currency-based transactions. The hedging program does not hedge 100 percent of currency exposures and defers, versus eliminates, the impact of currency. Refer to note 16, "Derivative Financial Instruments," for additional information on foreign exchange risk.
(2)For the six months ended June 30, 2024, the company recognized a pre-tax gain of $239 million from the divestiture of The Weather Company assets. Refer to note 5, "Acquisitions & Divestitures," for additional information.

Notes to Consolidated Financial Statements — (continued)
7. Earnings Per Share of Common Stock:
The following tables provide the computation of basic and diluted earnings per share of common stock for the three and six months ended June 30, 2024 and 2023.

(Dollars in millions except per share amounts)
For the three months ended June 30:	2024	2023
Number of shares on which basic earnings per share is calculated:
Weighted-average shares outstanding during period	920,287,541	909,855,943
Add — Incremental shares under stock-based compensation plans	11,883,820	7,584,035
Add — Incremental shares associated with contingently issuable shares	2,226,234	2,012,519
Number of shares on which diluted earnings per share is calculated	934,397,595	919,452,496

Income from continuing operations	$1,830	$1,581
Income from discontinued operations, net of tax	4	2
Net income on which basic earnings per share is calculated	$1,834	$1,583

Income from continuing operations	$1,830	$1,581
Net income applicable to contingently issuable shares	—	—
Income from continuing operations on which diluted earnings per share is calculated	$1,830	$1,581
Income from discontinued operations, net of tax, on which diluted earnings per share is calculated	4	2
Net income on which diluted earnings per share is calculated	$1,834	$1,583

Earnings per share of common stock:
Assuming dilution
Continuing operations	$1.96	$1.72
Discontinued operations	0.00	0.00
Total	$1.96	$1.72
Basic
Continuing operations	$1.99	$1.74
Discontinued operations	0.00	0.00
Total	$1.99	$1.74
Stock options to purchase 2,985,594 shares and 5,541,485 shares were outstanding as of June 30, 2024 and 2023, respectively, but were not included in the computation of diluted earnings per share because the exercise price of the options during the respective period was greater than the average market price of the common shares, and therefore, the effect would have been antidilutive.

Notes to Consolidated Financial Statements — (continued)

(Dollars in millions except per share amounts)
For the six months ended June 30:	2024	2023
Number of shares on which basic earnings per share is calculated:
Weighted-average shares outstanding during period	918,733,160	908,691,415
Add — Incremental shares under stock-based compensation plans	13,070,105	8,096,637
Add — Incremental shares associated with contingently issuable shares	2,111,189	1,860,836
Number of shares on which diluted earnings per share is calculated	933,914,454	918,648,888

Income from continuing operations	$3,405	$2,515
Income/(loss) from discontinued operations, net of tax	34	(4)
Net income on which basic earnings per share is calculated	$3,439	$2,511

Income from continuing operations	$3,405	$2,515
Net income applicable to contingently issuable shares	—	—
Income from continuing operations on which diluted earnings per share is calculated	$3,405	$2,515
Income/(loss) from discontinued operations, net of tax, on which diluted earnings per share is calculated	34	(4)
Net income on which diluted earnings per share is calculated	$3,439	$2,511

Earnings/(loss) per share of common stock:
Assuming dilution
Continuing operations	$3.65	$2.74
Discontinued operations	0.04	0.00
Total	$3.68	$2.73
Basic
Continuing operations	$3.71	$2.77
Discontinued operations	0.04	0.00
Total	$3.74	$2.76

Stock options to purchase 1,523,477 shares and 3,251,207 shares (average of first and second quarter share amounts) were outstanding as of June 30, 2024 and 2023, respectively, but were not included in the computation of diluted earnings per share because the exercise price of the options during the respective period was greater than the average market price of the common shares, and therefore, the effect would have been antidilutive.
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
The company’s standard practice is to hold all of its debt security investments classified as available-for-sale until maturity. No impairments for credit losses and no material non-credit impairments were recorded for the three and six months ended June 30, 2024 and 2023, respectively.
Certain non-financial assets such as property, plant and equipment (PP&E), operating right-of-use assets, goodwill and intangible assets are also subject to nonrecurring fair value measurements if they are deemed to be impaired. The impairment models used for non-financial assets depend on the type of asset. There were no material impairments of non-financial assets for the three and six months ended June 30, 2024 and 2023, respectively.

Notes to Consolidated Financial Statements — (continued)
The following table presents the company’s financial assets and financial liabilities that are measured at fair value on a recurring basis at June 30, 2024 and December 31, 2023.

	Fair Value Hierarchy Level	At June 30, 2024		At December 31, 2023
(Dollars in millions)		Assets (6)	Liabilities (7)	Assets (6)	Liabilities (7)
Cash equivalents: (1)
Time deposits and certificates of deposit (2)	2	$5,307	N/A	$7,206	N/A
Money market funds	1	471	N/A	494	N/A
Total cash equivalents		$5,778	N/A	$7,699	N/A
Equity investments	1	—	N/A	25	N/A
Debt securities-current (2)(3)	2	1,481	N/A	373	N/A
Debt securities-noncurrent (2)(4)	2,3	108	N/A	8	N/A
Derivatives designated as hedging instruments:
Interest rate contracts	2	—	419	2	299
Foreign exchange contracts	2	402	161	131	275
Derivatives not designated as hedging instruments:
Foreign exchange contracts (5)	2	8	33	115	19
Equity contracts	2	22	10	93	—
Total		$7,799	$624	$8,446	$593

(1)Included within cash and cash equivalents in the Consolidated Balance Sheet.
(2)Available-for-sale debt securities with carrying values that approximate fair value.
(3)Term deposits and U.S. treasury bills that are reported within marketable securities in the Consolidated Balance Sheet. The June 30, 2024 balance includes proceeds from the first-quarter 2024 debt issuance. Refer to note 12, “Borrowings,” for additional information.
(4)June 30, 2024 amount includes a $100 million seller financing loan in connection with the divestiture of The Weather Company assets reported within investments and sundry assets in the Consolidated Balance Sheet. Refer to note 5, "Acquisitions & Divestitures," for additional information.
(5)December 31, 2023 asset amount includes $62 million in foreign exchange call option contracts in connection with the acquisition of StreamSets and webMethods from Software AG. There were no associated derivatives outstanding at June 30, 2024. Refer to note 16, "Derivative Financial Instruments," for additional information.
(6)The gross balances of derivative assets contained within prepaid expenses and other current assets, and investments and sundry assets in the Consolidated Balance Sheet at June 30, 2024 were $424 million and $8 million, respectively, and at December 31, 2023 were $304 million and $37 million, respectively.
(7)The gross balances of derivative liabilities contained within other accrued expenses and liabilities, and other liabilities in the Consolidated Balance Sheet at June 30, 2024 were $173 million and $450 million, respectively, and at December 31, 2023 were $294 million and $299 million, respectively.
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
Loans and Long-Term Receivables
Fair values are based on discounted future cash flows using current interest rates offered for similar loans to clients with similar credit ratings for the same remaining maturities. At June 30, 2024 and December 31, 2023, the difference between the carrying amount and estimated fair value for loans and long-term receivables was immaterial. If measured at fair value in the financial statements, these financial instruments would be classified as Level 3 in the fair value hierarchy.

Notes to Consolidated Financial Statements — (continued)
Long-Term Debt
Fair value of publicly traded long-term debt is based on quoted market prices for the identical liability when traded as an asset in an active market. For other long-term debt (including long-term finance lease liabilities) for which a quoted market price is not available, an expected present value technique that uses rates currently available to the company for debt with similar terms and remaining maturities is used to estimate fair value. The carrying amount of long-term debt was $52,929 million and $50,121 million, and the estimated fair value was $49,844 million and $48,284 million at June 30, 2024 and December 31, 2023, respectively. If measured at fair value in the financial statements, long-term debt (including the current portion) would be classified as Level 2 in the fair value hierarchy.
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
A summary of the components of the company’s financing receivables is presented as follows:

	Client Financing Receivables
	Client Loan and Installment Payment Receivables	Investment in Sales-Type and Direct Financing
			Commercial Financing Receivables
(Dollars in millions)			Held for	Held for
At June 30, 2024	(Loans)	Leases	Investment	Sale (1)	Total
Financing receivables, gross	$6,577	$3,938	$618	$723	$11,856
Unearned income	(500)	(401)	—	—	(901)
Unguaranteed residual value	—	464	—	—	464
Amortized cost	$6,077	$4,000	$618	$723	$11,419
Allowance for credit losses	(75)	(57)	(5)	—	(137)
Total financing receivables, net	$6,002	$3,944	$613	$723	$11,282
Current portion	$2,956	$1,507	$613	$723	$5,799
Noncurrent portion	$3,046	$2,437	$—	$—	$5,483

	Client Financing Receivables
	Client Loan and Installment Payment Receivables	Investment in Sales-Type and Direct Financing
			Commercial Financing Receivables
(Dollars in millions)			Held for	Held for
At December 31, 2023	(Loans)	Leases	Investment	Sale (1)	Total
Financing receivables, gross	$7,060	$4,261	$1,160	$692	$13,173
Unearned income	(486)	(429)	—	—	(915)
Unguaranteed residual value	—	458	—	—	458
Amortized cost	$6,574	$4,290	$1,160	$692	$12,716
Allowance for credit losses	(87)	(63)	(6)	—	(156)
Total financing receivables, net	$6,486	$4,227	$1,155	$692	$12,560
Current portion	$3,427	$1,520	$1,155	$692	$6,793
Noncurrent portion	$3,059	$2,707	$—	$—	$5,766

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
Financing receivables pledged as collateral for secured borrowings were $330 million and $232 million at June 30, 2024 and December 31, 2023, respectively. These borrowings are included in note 12, “Borrowings.”
Transfer of Financial Assets
The company has an existing agreement with a third-party investor to sell IBM short-term commercial financing receivables on a revolving basis. This agreement previously allowed for sales up to $3.0 billion. In December 2023, the company amended and renewed its agreement for a one-year term, which reduced the limit to $1.3 billion in January 2024. In addition, the company enters into agreements with third-party financial institutions to sell certain of its client financing receivables, including both loan and lease receivables, for cash proceeds. There were no material client financing receivables transferred for the six months ended June 30, 2024 and 2023.
The following table presents the total amount of commercial financing receivables transferred.

(Dollars in millions)
For the six months ended June 30:	2024	2023
Commercial financing receivables:
Receivables transferred during the period	$3,686	$4,345
Receivables uncollected at end of period (1)	$786	$928

(1)Of the total amount of commercial financing receivables sold and derecognized from the Consolidated Balance Sheet, the amounts presented remained uncollected from business partners as of June 30, 2024 and 2023.
The transfer of these receivables qualified as true sales and therefore reduced financing receivables. The cash proceeds from the sales are included in cash flows from operating activities. For the six months ended June 30, 2024 and 2023, the net loss, including fees, associated with the transfer of commercial financial receivables was $33 million and $45 million, respectively, and is included in other (income) and expense in the Consolidated Income Statement.
Financing Receivables by Portfolio Segment
The following tables present the amortized cost basis for client financing receivables at June 30, 2024 and December 31, 2023, further segmented by three classes: Americas, Europe/Middle East/Africa (EMEA) and Asia Pacific. The commercial financing receivables portfolio segment is excluded from the tables in the sections below as the receivables are short term in nature and the current estimated risk of loss and resulting impact to the company’s financial results are not material.

(Dollars in millions)
At June 30, 2024:	Americas	EMEA	Asia Pacific	Total
Amortized cost	$6,075	$2,672	$1,330	$10,077
Allowance for credit losses:
Beginning balance at January 1, 2024	$92	$48	$11	$150
Write-offs	$0	$(1)	$0	$(1)
Recoveries	0	0	0	1
Additions/(releases)	(8)	(3)	0	(11)
Other (1)	(5)	(2)	0	(7)
Ending balance at June 30, 2024	$78	$43	$10	$131

(1)Primarily represents translation adjustments.

Notes to Consolidated Financial Statements — (continued)

(Dollars in millions)
At December 31, 2023:	Americas	EMEA	Asia Pacific	Total
Amortized cost	$6,488	$3,007	$1,368	$10,863
Allowance for credit losses:
Beginning balance at January 1, 2023	$88	$60	$20	$168
Write-offs	$(9)	$(1)	$(8)	$(18)
Recoveries	0	2	3	5
Additions/(releases)	5	(14)	(4)	(12)
Other (1)	7	1	(1)	8
Ending balance at December 31, 2023	$92	$48	$11	$150

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

(Dollars in millions)	Total Amortized Cost	Amortized Cost > 90 Days (1)	Amortized Cost > 90 Days and Accruing (1)	Billed Invoices > 90 Days and Accruing	Amortized Cost Not Accruing (2)
At June 30, 2024:
Americas	$6,075	$83	$17	$2	$67
EMEA	2,672	33	4	3	29
Asia Pacific	1,330	8	0	0	7
Total client financing receivables	$10,077	$123	$21	$5	$103

(Dollars in millions)	Total Amortized Cost	Amortized Cost > 90 Days (1)	Amortized Cost > 90 Days and Accruing (1)	Billed Invoices > 90 Days and Accruing	Amortized Cost Not Accruing (2)
At December 31, 2023:
Americas	$6,488	$111	$40	$6	$71
EMEA	3,007	31	1	1	31
Asia Pacific	1,368	9	1	0	8
Total client financing receivables	$10,863	$151	$43	$7	$110

(1)At a contract level, which includes total billed and unbilled amounts for financing receivables aged greater than 90 days.
(2)Of the amortized cost not accruing, there was a related allowance of $99 million and $106 million at June 30, 2024 and December 31, 2023, respectively. Financing income recognized on these receivables was immaterial for the three and six months ended June 30, 2024 and 2023, respectively.
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

Notes to Consolidated Financial Statements — (continued)
The following tables present the amortized cost basis for client financing receivables by credit quality indicator at June 30, 2024 and December 31, 2023, respectively. Receivables with a credit quality indicator ranging from Aaa to Baa3 are considered investment grade. All others are considered non-investment grade. The credit quality indicators reflect mitigating credit enhancement actions taken by customers which reduce the risk to IBM. Gross write-offs by vintage year at June 30, 2024 and December 31, 2023 were not material.

(Dollars in millions)	Americas		EMEA		Asia Pacific
At June 30, 2024:	Aaa – Baa3	Ba1 – C	Aaa – Baa3	Ba1 – C	Aaa – Baa3	Ba1 – C
Vintage year:
2024	$1,176	$381	$423	$223	$296	$61
2023	1,766	588	472	358	356	39
2022	1,258	168	515	262	322	34
2021	410	45	180	54	70	28
2020	88	35	52	35	58	15
2019 and prior	106	54	49	48	38	14
Total	$4,804	$1,271	$1,692	$980	$1,139	$191

(Dollars in millions)	Americas		EMEA		Asia Pacific
At December 31, 2023:	Aaa – Baa3	Ba1 – C	Aaa – Baa3	Ba1 – C	Aaa – Baa3	Ba1 – C
Vintage year:
2023	$2,292	$1,028	$750	$520	$501	$70
2022	1,645	268	687	374	386	42
2021	655	85	284	83	110	40
2020	205	79	106	60	97	22
2019	104	23	58	38	40	8
2018 and prior	55	50	16	30	39	12
Total	$4,955	$1,533	$1,901	$1,106	$1,174	$195
Modifications
The company did not have any significant modifications due to financial difficulty during the six months ended June 30, 2024 or for the year ended December 31, 2023.
10. Leases:
Accounting for Leases as a Lessor
The following table presents amounts included in the Consolidated Income Statement related to lessor activity.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2024	2023	2024	2023
Lease income — sales-type and direct financing leases:
Sales-type lease selling price	$367	$248	$480	$338
Less: Carrying value of underlying assets (1)	(66)	(61)	(94)	(91)
Gross profit	$301	$187	$386	$247
Interest income on lease receivables	69	59	138	118
Total sales-type and direct financing lease income	$370	$246	$524	$365
Lease income — operating leases	16	25	34	51
Variable lease income	18	14	38	35
Total lease income	$404	$284	$596	$451

(1)Excludes unguaranteed residual value.

Notes to Consolidated Financial Statements — (continued)
11. Intangible Assets Including Goodwill:
Intangible Assets
The following tables present the company's intangible asset balances by major asset class.

	At June 30, 2024
(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount (1)
Intangible asset class:
Capitalized software	$1,528	$(661)	$867
Client relationships	8,976	(3,911)	5,065
Completed technology	5,719	(2,834)	2,885
Patents/trademarks	1,803	(483)	1,320
Other (2)	149	(35)	114
Total	$18,175	$(7,924)	$10,251

	At December 31, 2023
(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount (1)
Intangible asset class:
Capitalized software	$1,636	$(762)	$874
Client relationships	9,053	(3,500)	5,553
Completed technology	5,713	(2,510)	3,203
Patents/trademarks	1,821	(436)	1,385
Other (2)	41	(20)	22
Total	$18,265	$(7,229)	$11,036

(1)Amounts as of June 30, 2024 and December 31, 2023 include a decrease in net intangible asset balances of $76 million and an increase of $50 million, respectively, due to foreign currency translation.
(2)Other intangibles are primarily acquired proprietary and non-proprietary technology licenses, data, business processes, methodologies and systems.
The net carrying amount of intangible assets decreased $786 million during the first six months of 2024, primarily due to intangible asset amortization, partially offset by additions of capitalized software and acquired intangibles. The aggregate intangible asset amortization expense was $607 million and $1,205 million for the three and six months ended June 30, 2024, respectively, compared to $556 million and $1,104 million for the three and six months ended June 30, 2023, respectively. During the six months ended June 30, 2024, the company retired $405 million of fully amortized intangible assets, impacting both the gross carrying amount and accumulated amortization by this amount.
The future amortization expense relating to intangible assets currently recorded in the Consolidated Balance Sheet was estimated to be the following at June 30, 2024:

(Dollars in millions)	Capitalized Software	Acquired Intangibles	Total
Remainder of 2024	$305	$881	$1,186
2025	351	1,724	2,075
2026	180	1,700	1,880
2027	30	1,681	1,710
2028	—	1,379	1,379
Thereafter	—	2,020	2,020

Notes to Consolidated Financial Statements — (continued)
Goodwill
The changes in the goodwill balances by segment for the six months ended June 30, 2024 and for the year ended December 31, 2023 were as follows:

(Dollars in millions)	Balance	Goodwill Additions	Purchase Price Adjustments		Foreign Currency Translation and Other Adjustments (1)	Balance
Segment	1/1/2024			Divestitures		6/30/2024
Software	$46,447	$91	$(9)	$—	$(408)	$46,120
Consulting	8,883	108	0	—	(70)	8,920
Infrastructure	4,384	8	(1)	—	(16)	4,376
Other (2)	464	—	—	(464)	—	—
Total	$60,178	$207	$(11)	$(464)	$(494)	$59,416

(Dollars in millions)	Balance	Goodwill Additions	Purchase Price Adjustments		Foreign Currency Translation and Other Adjustments (1)	Balance
Segment	1/1/2023			Divestitures		12/31/2023
Software (3)	$42,712	$3,538	$(17)	$—	$214	$46,447
Consulting (3)	8,409	403	2	—	69	8,883
Infrastructure	4,363	12	—	—	8	4,384
Other (3)	464	—	—	—	—	464
Total	$55,949	$3,953	$(15)	$—	$291	$60,178

(1)Primarily driven by foreign currency translation.
(2)In the first quarter of 2024, the company derecognized goodwill related to the divestiture of The Weather Company assets. Refer to note 5, "Acquisitions & Divestitures," for additional information.
(3)Recast to reflect January 2024 segment changes. Refer to note 4, "Segments," for additional information.
There were no goodwill impairment losses recorded during the six months ended June 30, 2024 or the year ended December 31, 2023 and the company has no accumulated impairment losses. Purchase price adjustments recorded during the six months ended June 30, 2024 and the year ended December 31, 2023 were related to acquisitions that were still subject to the measurement period that ends at the earlier of 12 months from the acquisition date or when information becomes available. Net purchase price adjustments recorded in the six months ended June 30, 2024 and the year ended December 31, 2023 were not material.
12. Borrowings:
Short-Term Debt
The company's total short-term debt at June 30, 2024 and December 31, 2023 was $3,602 million and $6,426 million, respectively, and primarily consisted of current maturities of long-term debt detailed in "Long-Term Debt" below.

Notes to Consolidated Financial Statements — (continued)
Long-Term Debt
Pre-Swap Borrowing

		Balance	Balance
(Dollars in millions)	Maturities	6/30/2024	12/31/2023
U.S. dollar debt (weighted-average interest rate at June 30, 2024): (1)
3.4%	2024	$1	$5,003
5.1%	2025	1,604	1,601
3.7%	2026	5,800	5,201
3.3%	2027	4,119	3,619
5.0%	2028	1,313	1,313
3.6%	2029	3,750	3,250
2.0%	2030	1,350	1,350
4.8%	2031	500	—
4.4%	2032	1,850	1,850
4.8%	2033	750	750
4.9%	2034	1,000	—
8.0%	2038	83	83
4.5%	2039	2,745	2,745
2.9%	2040	650	650
4.0%	2042	1,107	1,107
5.3%	2044	1,000	—
7.0%	2045	27	27
4.7%	2046	650	650
4.3%	2049	3,000	3,000
3.0%	2050	750	750
4.2%	2052	1,400	1,400
5.1%	2053	650	650
5.3%	2054	1,400	—
7.1%	2096	316	316
		$35,817	$35,317
Euro debt (weighted-average interest rate at June 30, 2024): (1)
1.1%	2024	$803	$829
1.6%	2025	3,213	3,315
2.3%	2027	2,142	2,210
0.7%	2028	1,928	1,989
1.5%	2029	1,071	1,105
0.9%	2030	1,071	1,105
2.7%	2031	2,678	2,762
0.7%	2032	1,714	1,768
1.3%	2034	1,071	1,105
3.8%	2035	1,071	1,105
1.2%	2040	910	939
4.0%	2043	1,071	1,105
		$18,745	$19,335
Other currencies (weighted-average interest rate at June 30, 2024 in parentheses): (1)
Pound sterling (4.9%)	2038	$948	$955
Japanese yen (0.5%)	2024–2028	1,097	1,251
Other (12.9%)	2024–2027	327	241
		$56,934	$57,099
Finance lease obligations (5.0%)	2024–2034	823	499
		$57,757	$57,598
Less: net unamortized discount		844	838
Less: net unamortized debt issuance costs		179	154
Add: fair value adjustment (2)		(204)	(60)
		$56,531	$56,546
Less: current maturities		3,601	6,425
Total		$52,929	$50,121

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

IIC is a 100 percent owned finance subsidiary of IBM, as described by the SEC in Rule 13-01(a)(4)(vi) of Regulation S-X, the primary purpose of which is to borrow money to be made available for the benefit of IBM and its affiliates. The IIC Notes are fully and unconditionally guaranteed by IBM, and no other subsidiary of IBM guarantees the IIC Notes.

Pre-swap annual contractual obligations of long-term debt outstanding at June 30, 2024, were as follows:

(Dollars in millions)	Total
Remainder of 2024	$1,291
2025	5,142
2026	6,272
2027	6,397
2028	3,887
Thereafter	34,767
Total	$57,757
Interest on Debt

(Dollars in millions)
For the six months ended June 30:	2024	2023
Cost of financing	$167	$173
Interest expense	859	790
Interest capitalized	6	6
Total interest paid and accrued	$1,032	$969
Lines of Credit
On June 17, 2024, the company amended its $2.5 billion Three-Year Credit Agreement and $7.5 billion Five-Year Credit Agreement (the Credit Agreements) to extend the maturity dates to June 20, 2027 and June 22, 2029, respectively. The Credit Agreements permit the company and its subsidiary borrowers to borrow up to $10 billion on a revolving basis. At June 30, 2024, there were no borrowings by the company, or its subsidiaries, under these credit facilities.

Notes to Consolidated Financial Statements — (continued)
13. Commitments:
The company’s extended lines of credit to third-party entities include unused amounts of $1.4 billion at both June 30, 2024 and December 31, 2023. A portion of these amounts was available to the company’s business partners to support their working capital needs. In addition, the company has committed to provide future financing to its clients in connection with client purchase agreements for $1.9 billion at both June 30, 2024 and December 31, 2023. The company collectively evaluates the allowance for these arrangements using a provision methodology consistent with the portfolio of the commitments. Refer to note A, “Significant Accounting Policies,” in the company’s 2023 Annual Report for additional information. The allowance for these commitments is recorded in other liabilities in the Consolidated Balance Sheet and was not material at June 30, 2024.
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
In addition, the company guarantees certain loans and financial commitments. The maximum potential future payment under these financial guarantees and the fair value of these guarantees recognized in the Consolidated Balance Sheet at June 30, 2024 and December 31, 2023 was not material.
Changes in the company’s warranty liability for standard warranties, which are included in other accrued expenses and liabilities and other liabilities in the Consolidated Balance Sheet, and for extended warranty contracts, which are included in deferred income in the Consolidated Balance Sheet, are presented in the following tables.
Standard Warranty Liability

(Dollars in millions)	2024	2023
Balance at January 1	$65	$79
Current-period accruals	38	35
Accrual adjustments to reflect actual experience	7	(14)
Charges incurred	(41)	(43)
Balance at June 30	$70	$57

Notes to Consolidated Financial Statements — (continued)
Extended Warranty Liability

(Dollars in millions)	2024	2023
Balance at January 1	$184	$272
Revenue deferred for new extended warranty contracts	18	20
Amortization of deferred revenue	(62)	(73)
Other (1)	(4)	(1)
Balance at June 30	$135	$218
Current portion	$82	$119
Noncurrent portion	$52	$99

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
The company records a provision with respect to a claim, suit, investigation or proceeding when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Any recorded liabilities, including any changes to such liabilities for the quarter ended June 30, 2024 were not material to the Consolidated Financial Statements.
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
On June 2, 2022, a putative class action lawsuit was filed in the United States District Court for the Southern District of New York alleging that the IBM Pension Plan miscalculated certain joint and survivor annuity pension benefits by using outdated actuarial tables in violation of the Employee Retirement Income Security Act of 1974. IBM, the Plan Administrator Committee, and the IBM Pension Plan are named as defendants. On April 4, 2024, the court dismissed the lawsuit with prejudice. On May 6, 2024, the plaintiffs appealed.
As disclosed in the Kyndryl Form 10 and subsequent Kyndryl public filings, in 2017 BMC Software, Inc. (BMC) filed suit against IBM in the United States District Court for the Southern District of Texas in a dispute involving IBM’s former managed infrastructure services business. On May 30, 2022, the trial court awarded BMC $718 million in direct damages and $718 million in punitive damages, plus interest and fees. On April 30, 2024, the United States Court of Appeals for the Fifth Circuit reversed and rendered the district court’s judgment in IBM’s favor. IBM does not believe it has any material exposure relating to this litigation. No material liability or related indemnification asset has been recorded by IBM.
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

Notes to Consolidated Financial Statements — (continued)
15. Equity Activity:
Reclassifications and Taxes Related to Items of Other Comprehensive Income

(Dollars in millions)	Before Tax Amount	Tax (Expense)/ Benefit	Net of Tax Amount
For the three months ended June 30, 2024:
Other comprehensive income/(loss):
Foreign currency translation adjustments	$2	$(68)	$(66)
Net changes related to available-for-sale securities:
Unrealized gains/(losses) arising during the period	$1	$0	$0
Reclassification of (gains)/losses to other (income) and expense	—	—	—
Total net changes related to available-for-sale securities	$1	$0	$0
Unrealized gains/(losses) on cash flow hedges:
Unrealized gains/(losses) arising during the period	$103	$(28)	$75
Reclassification of (gains)/losses to:
Cost of services	(9)	3	(7)
Cost of sales	(15)	5	(10)
Cost of financing	2	0	1
SG&A expense	(7)	2	(5)
Other (income) and expense	(21)	5	(16)
Interest expense	8	(2)	6
Total unrealized gains/(losses) on cash flow hedges	$61	$(16)	$45
Retirement-related benefit plans: (1)
Prior service costs/(credits)	$—	$—	$—
Net (losses)/gains arising during the period	0	2	2
Curtailments and settlements	2	(1)	2
Amortization of prior service costs/(credits)	(2)	0	(1)
Amortization of net (gains)/losses	258	(71)	187
Total retirement-related benefit plans	$259	$(69)	$190
Other comprehensive income/(loss)	$322	$(153)	$169

(1)These accumulated other comprehensive income (AOCI) components are included in the computation of net periodic pension cost. Refer to note 18, “Retirement-Related Benefits,” for additional information.

Notes to Consolidated Financial Statements — (continued)
Reclassifications and Taxes Related to Items of Other Comprehensive Income

(Dollars in millions)	Before Tax Amount	Tax (Expense)/ Benefit	Net of Tax Amount
For the three months ended June 30, 2023:
Other comprehensive income/(loss):
Foreign currency translation adjustments	$116	$(34)	$82
Net changes related to available-for-sale securities:
Unrealized gains/(losses) arising during the period	$(17)	$4	$(12)
Reclassification of (gains)/losses to other (income) and expense	—	—	—
Total net changes related to available-for-sale securities	$(17)	$4	$(12)
Unrealized gains/(losses) on cash flow hedges:
Unrealized gains/(losses) arising during the period	$178	$(48)	$130
Reclassification of (gains)/losses to:
Cost of services	3	(1)	2
Cost of sales	(2)	1	(1)
Cost of financing	4	(1)	3
SG&A expense	(1)	0	0
Other (income) and expense	(55)	14	(41)
Interest expense	22	(5)	16
Total unrealized gains/(losses) on cash flow hedges	$148	$(40)	$109
Retirement-related benefit plans: (1)
Prior service costs/(credits)	$—	$0	$0
Net (losses)/gains arising during the period	0	7	7
Curtailments and settlements	6	(1)	5
Amortization of prior service costs/(credits)	(2)	1	(2)
Amortization of net (gains)/losses	130	(38)	92
Total retirement-related benefit plans	$134	$(31)	$102
Other comprehensive income/(loss)	$381	$(101)	$280

(1)These AOCI components are included in the computation of net periodic pension cost. Refer to note 18, “Retirement-Related Benefits,” for additional information.

Notes to Consolidated Financial Statements — (continued)

(Dollars in millions)	Before Tax Amount	Tax (Expense)/ Benefit	Net of Tax Amount
For the six months ended June 30, 2024:
Other comprehensive income/(loss):
Foreign currency translation adjustments	$57	$(222)	$(165)
Net changes related to available-for-sale securities:
Unrealized gains/(losses) arising during the period	$1	$0	$1
Reclassification of (gains)/losses to other (income) and expense	—	—	—
Total net changes related to available-for-sale securities	$1	$0	$1
Unrealized gains/(losses) on cash flow hedges:
Unrealized gains/(losses) arising during the period	$279	$(75)	$204
Reclassification of (gains)/losses to:
Cost of services	(14)	4	(10)
Cost of sales	(27)	9	(18)
Cost of financing	3	(1)	2
SG&A expense	(10)	3	(7)
Other (income) and expense	58	(15)	44
Interest expense	17	(4)	13
Total unrealized gains/(losses) on cash flow hedges	$307	$(79)	$227
Retirement-related benefit plans: (1)
Prior service costs/(credits)	$—	$—	$—
Net (losses)/gains arising during the period	1	2	2
Curtailments and settlements	4	(1)	3
Amortization of prior service costs/(credits)	(4)	1	(3)
Amortization of net (gains)/losses	519	(143)	376
Total retirement-related benefit plans	$520	$(141)	$379
Other comprehensive income/(loss)	$885	$(442)	$442

(1)These AOCI components are included in the computation of net periodic pension cost. Refer to note 18, “Retirement-Related Benefits,” for additional information.

Notes to Consolidated Financial Statements — (continued)
Reclassifications and Taxes Related to Items of Other Comprehensive Income

(Dollars in millions)	Before Tax Amount	Tax (Expense)/ Benefit	Net of Tax Amount
For the six months ended June 30, 2023:
Other comprehensive income/(loss):
Foreign currency translation adjustments	$29	$22	$52
Net changes related to available-for-sale securities:
Unrealized gains/(losses) arising during the period	$(1)	$0	$(1)
Reclassification of (gains)/losses to other (income) and expense	—	—	—
Total net changes related to available-for-sale securities	$(1)	$0	$(1)
Unrealized gains/(losses) on cash flow hedges:
Unrealized gains/(losses) arising during the period	$149	$(41)	$107
Reclassification of (gains)/losses to:
Cost of services	5	(1)	4
Cost of sales	(17)	5	(12)
Cost of financing	9	(2)	7
SG&A expense	(10)	3	(7)
Other (income) and expense	(181)	45	(135)
Interest expense	42	(11)	32
Total unrealized gains/(losses) on cash flow hedges	$(3)	$(1)	$(4)
Retirement-related benefit plans: (1)
Prior service costs/(credits)	$—	$1	$1
Net (losses)/gains arising during the period	2	7	8
Curtailments and settlements	5	(1)	4
Amortization of prior service costs/(credits)	(4)	1	(3)
Amortization of net (gains)/losses	261	(76)	185
Total retirement-related benefit plans	$263	$(69)	$194
Other comprehensive income/(loss)	$289	$(48)	$241

(1)These AOCI components are included in the computation of net periodic pension cost. Refer to note 18, “Retirement-Related Benefits,” for additional information.

Notes to Consolidated Financial Statements — (continued)
Accumulated Other Comprehensive Income/(Loss) (net of tax)

(Dollars in millions)	Net Unrealized Gains/(Losses) on Cash Flow Hedges	Foreign Currency Translation Adjustments (1)	Net Change Retirement- Related Benefit Plans	Net Unrealized Gains/(Losses) on Available- For-Sale Securities	Accumulated Other Comprehensive Income/ (Loss)
January 1, 2024	$(106)	$(3,488)	$(15,165)	$(1)	$(18,761)
Other comprehensive income before reclassifications	204	(165)	2	1	42
Amount reclassified from accumulated other comprehensive income	24	—	377	—	400
Total change for the period	$227	$(165)	$379	$1	$442
June 30, 2024	$121	$(3,653)	$(14,786)	$(1)	$(18,319)

(Dollars in millions)	Net Unrealized Gains/(Losses) on Cash Flow Hedges	Foreign Currency Translation Adjustments (1)	Net Change Retirement- Related Benefit Plans	Net Unrealized Gains/(Losses) on Available- For-Sale Securities	Accumulated Other Comprehensive Income/ (Loss)
January 1, 2023	$(135)	$(3,591)	$(13,013)	$(1)	$(16,740)
Other comprehensive income before reclassifications	107	52	9	(1)	167
Amount reclassified from accumulated other comprehensive income	(112)	—	185	—	74
Total change for the period	$(4)	$52	$194	$(1)	$241
June 30, 2023	$(139)	$(3,539)	$(12,819)	$(2)	$(16,499)

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
In the Consolidated Balance Sheet, the company does not offset derivative assets against liabilities in master netting arrangements nor does it offset receivables or payables recognized upon payment or receipt of cash collateral against the fair values of the related derivative instruments. At June 30, 2024 and December 31, 2023, the amount recognized in other accounts receivables for the right to reclaim cash collateral was $56 million and $11 million, respectively. At June 30, 2024, there was no amount recognized in accounts payable for the obligation to return cash collateral. At December 31, 2023, the amount recognized in accounts payable for such obligation was $7 million. The company restricts the use of cash collateral received to rehypothecation, and therefore reports it in restricted cash in the Consolidated Balance Sheet. There was no cash collateral rehypothecated at June 30, 2024. At December 31, 2023, the amount rehypothecated was $7 million. Additionally, if derivative exposures covered by a qualifying master netting agreement had been netted in the Consolidated Balance Sheet at June 30, 2024 and December 31, 2023, the total derivative asset and liability positions each would have been reduced by $186 million and $235 million, respectively.

Notes to Consolidated Financial Statements — (continued)
As discussed in note 5, “Acquisitions & Divestitures,” the company completed the acquisition of StreamSets and webMethods from Software AG on July 1, 2024. In December 2023, in connection with the announcement of the acquisition, the company entered into foreign exchange call option contracts (the call options) with a total notional amount of $2.3 billion (€2.13 billion) and a total premium paid of $49 million. The call options were accounted for as non-hedge derivatives and expired on June 18, 2024 with no economic value. The company replaced the majority of the options with foreign currency forward contracts with notional values of $1.8 billion to cover the economic exposure from June 18, 2024 to June 28, 2024. For the three and six months ended June 30, 2024, the company recorded a realized loss of $18 million and $68 million, respectively, in other (income) and expense in the Consolidated Income Statement. At December 31, 2023, the fair value of the call options was $62 million, and was included in prepaid expenses and other current assets in the Consolidated Balance Sheet. There were no associated derivatives outstanding at June 30, 2024.
In its hedging programs, the company may use forward contracts, futures contracts, interest-rate swaps, cross-currency swaps, equity swaps, and options depending upon the underlying exposure. The company is not a party to leveraged derivative instruments.
A brief description of the major hedging programs, categorized by underlying risk, follows.
Interest Rate Risk
Fixed and Variable Rate Borrowings
The company issues debt in the global capital markets to fund its operations and financing business. Access to cost-effective financing can result in interest rate mismatches with the underlying assets. To manage these mismatches and to reduce overall interest cost, the company may use interest-rate swaps to convert specific fixed-rate debt issuances into variable-rate debt (i.e., fair value hedges) and to convert specific variable-rate debt issuances into fixed-rate debt (i.e., cash flow hedges). At both June 30, 2024 and December 31, 2023, the total notional amount of the company’s interest-rate swaps was $6.7 billion. The weighted-average remaining maturity of these instruments at June 30, 2024 and December 31, 2023 was approximately 5.0 years and 5.5 years, respectively. These interest-rate contracts were accounted for as fair value hedges. The company did not have any cash flow hedges relating to this program outstanding at June 30, 2024 and December 31, 2023.
Forecasted Debt Issuance
The company is exposed to interest rate volatility on future debt issuances. To manage this risk, the company may use instruments such as forward starting interest-rate swaps to lock in the rate on the interest payments related to the forecasted debt issuances. There were no instruments outstanding at June 30, 2024 and December 31, 2023.
In connection with cash flow hedges of forecasted interest payments related to the company's borrowings, the company recorded net losses (before taxes) of $113 million and $121 million at June 30, 2024 and December 31, 2023, respectively, in AOCI. The company estimates that $14 million of the deferred net losses (before taxes) on derivatives in AOCI at June 30, 2024 will be reclassified to net income within the next 12 months, providing an offsetting economic impact against the underlying interest payments.
Foreign Exchange Risk
Long-Term Investments in Foreign Subsidiaries (Net Investment)
A large portion of the company’s foreign currency denominated debt portfolio is designated as a hedge of net investment in foreign subsidiaries to reduce the volatility in stockholders’ equity caused by changes in foreign currency exchange rates in the functional currency of major foreign subsidiaries with respect to the U.S. dollar. At June 30, 2024 and December 31, 2023, the carrying value of debt designated as hedging instruments was $13.5 billion and $15.9 billion, respectively. The company also uses foreign currency derivatives for this risk management purpose. At June 30, 2024 and December 31, 2023, the total notional amount of derivative instruments designated as net investment hedges was $6.0 billion and $4.9 billion, respectively. At June 30, 2024 and December 31, 2023, the weighted-average remaining maturity of these instruments was approximately 0.2 years and 0.1 years, respectively.

Notes to Consolidated Financial Statements — (continued)
Anticipated Royalties and Cost Transactions
The company’s operations generate significant nonfunctional currency, third-party vendor payments and intercompany payments for royalties and goods and services among the company’s non-U.S. subsidiaries and with the company. In anticipation of these foreign currency cash flows and in view of the volatility of the currency markets, the company selectively employs foreign exchange forward contracts to manage its currency risk. These forward contracts are accounted for as cash flow hedges. At June 30, 2024, the maximum remaining length of time over which the company hedged its exposure is approximately two years. At June 30, 2024 and December 31, 2023, the total notional amount of forward contracts designated as cash flow hedges of forecasted royalty and cost transactions was $9.6 billion and $9.2 billion, respectively. At both June 30, 2024 and December 31, 2023, the weighted-average remaining maturity of these instruments was approximately 0.6 years.
At June 30, 2024 and December 31, 2023, in connection with cash flow hedges of anticipated royalties and cost transactions, the company recorded net gains (before taxes) of $312 million and $40 million, respectively, in AOCI. The company estimates that $251 million of deferred net gains (before taxes) on derivatives in AOCI at June 30, 2024 will be reclassified to net income within the next 12 months, providing an offsetting economic impact against the underlying anticipated transactions.
Foreign Currency Denominated Borrowings
The company is exposed to exchange rate volatility on foreign currency denominated debt. To manage this risk, the company may employ forward contracts or cross-currency swaps to convert the principal, or principal and interest payments of foreign currency denominated debt to debt denominated in the functional currency of the borrowing entity. These derivatives are accounted for as cash flow hedges. At June 30, 2024, the maximum length of time remaining over which the company hedged its exposure was approximately seven years. At both June 30, 2024 and December 31, 2023, the total notional amount of derivative instruments designated as cash flow hedges of foreign-currency denominated debt was $5.2 billion.
At June 30, 2024 and December 31, 2023, in connection with previously terminated cross-currency swaps, the company recorded net losses (before taxes) of $56 million and $68 million, respectively, in AOCI, of which $18 million of deferred net losses (before taxes) is estimated to be reclassified to net income within the next 12 months.
At June 30, 2024 and December 31, 2023, in connection with forward contracts, the company has recorded net gains (before taxes) of $38 million and $23 million, respectively, in AOCI. Approximately $52 million of losses (before taxes) related to the initial forward points excluded from the assessment of hedge effectiveness is expected to be amortized to other (income) and expense within the next 12 months.
Subsidiary Cash and Foreign Currency Asset/Liability Management
The company uses its Global Treasury Centers to manage the cash of its subsidiaries. These centers principally use currency swaps to convert cash flows in a cost-effective manner. In addition, the company uses forward contracts to economically hedge, on a net basis, the foreign currency exposure of a portion of the company’s nonfunctional currency assets and liabilities. The terms of these forward and swap contracts are generally less than one year. The changes in the fair values of these contracts and of the underlying hedged exposures are generally offsetting and are recorded in other (income) and expense in the Consolidated Income Statement. At June 30, 2024 and December 31, 2023, the total notional amount of derivative instruments in economic hedges of foreign currency exposure was $7.1 billion and $6.7 billion, respectively.
Equity Risk Management
The company is exposed to market price changes in certain broad market indices and in the company’s own stock primarily related to certain obligations to employees. Changes in the overall value of these employee compensation obligations are recorded in SG&A expense in the Consolidated Income Statement. Although not designated as accounting hedges, the company utilizes derivatives, including equity swaps and futures, to economically hedge the exposures related to its employee compensation obligations. The derivatives are linked to the total return on certain broad market indices or the total return on the company’s common stock, and are recorded at fair value with gains or losses also reported in SG&A expense in the Consolidated Income Statement. At June 30, 2024 and December 31, 2023, the total notional amount of

Notes to Consolidated Financial Statements — (continued)
derivative instruments in economic hedges of these compensation obligations was $1.4 billion and $1.2 billion, respectively.
Cumulative Basis Adjustments for Fair Value Hedges
At June 30, 2024 and December 31, 2023, the following amounts were recorded in the Consolidated Balance Sheet related to cumulative basis adjustments for fair value hedges:

(Dollars in millions)	June 30, 2024	December 31, 2023
Short-term debt:
Carrying amount of the hedged item	$—	$(1)
Cumulative hedging adjustments included in the carrying amount — assets/(liabilities)	$—	$(1)
Long-term debt:
Carrying amount of the hedged item	$(6,481)	$(6,629)
Cumulative hedging adjustments included in the carrying amount — assets/(liabilities) (1)	$204	$61

(1)Includes ($177) million and ($200) million of hedging adjustments on discontinued hedging relationships at June 30, 2024 and December 31, 2023, respectively.
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

(Dollars in millions)	Total		Gains/(Losses) of Total Hedge Activity
For the three months ended June 30:	2024	2023	2024	2023
Cost of services	$5,126	$5,294	$9	$(3)
Cost of sales	$1,607	$1,587	$15	$2
Cost of financing	$86	$93	$(4)	$(3)
SG&A expense	$4,938	$4,900	$11	$43
Other (income) and expense	$(233)	$(261)	$(140)	$(141)
Interest expense	$427	$423	$(19)	$(18)

Notes to Consolidated Financial Statements — (continued)

	Gain (Loss) Recognized in Consolidated Income Statement
(Dollars in millions)	Consolidated Income Statement Line Item	Recognized on Derivatives		Attributable to Risk Being Hedged (2)
For the three months ended June 30:		2024	2023	2024	2023
Derivative instruments in fair value hedges: (1)
Interest rate contracts	Cost of financing	$(8)	$(30)	$2	$25
	Interest expense	(42)	(153)	10	130
Derivative instruments not designated as hedging instruments:
Foreign exchange contracts	Other (income) and expense	(161)	(196)	N/A	N/A
Equity contracts	SG&A expense	4	42	N/A	N/A
Total		$(207)	$(337)	$12	$155

	Gain (Loss) Recognized in Consolidated Income Statement and Other Comprehensive Income
	Recognized in OCI		Consolidated Income Statement Line Item	Reclassified from AOCI		Amounts Excluded from Effectiveness Testing (3)
(Dollars in millions)
For the three months ended June 30:	2024	2023		2024	2023	2024	2023
Derivative instruments in cash flow hedges:
Interest rate contracts	$—	$—	Cost of financing	$(1)	$(1)	$—	$—
			Interest expense	(3)	(4)	—	—
Foreign exchange contracts			Cost of services	9	(3)	—	—
Amount included in the assessment of effectiveness	134	178	Cost of sales	15	2	—	—
Amount excluded from the assessment of effectiveness	(31)	—	Cost of financing	(1)	(3)	—	—
			SG&A expense	7	1	—	—
			Other (income) and expense	39	55	(18)	—
			Interest expense	(5)	(18)	—	—
Instruments in net investment hedges: (4)
Foreign exchange contracts	269	136	Cost of financing	—	—	4	5
			Interest expense	—	—	21	27
Total	$372	$313		$61	$30	$6	$32

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
N/A - not applicable

Notes to Consolidated Financial Statements — (continued)

(Dollars in millions)	Total		Gains/(Losses) of Total Hedge Activity
For the six months ended June 30:	2024	2023	2024	2023
Cost of services	$10,365	$10,604	$14	$(5)
Cost of sales	$2,988	$2,910	$27	$17
Cost of financing	$186	$203	$(7)	$(7)
SG&A expense	$9,912	$9,754	$85	$102
Other (income) and expense	$(550)	$(506)	$(427)	$1
Interest expense	$859	$790	$(34)	$(31)

	Gain (Loss) Recognized in Consolidated Income Statement
(Dollars in millions)	Consolidated Income Statement Line Item	Recognized on Derivatives		Attributable to Risk Being Hedged (2)
For the six months ended June 30:		2024	2023	2024	2023
Derivative instruments in fair value hedges: (1)
Interest rate contracts	Cost of financing	$(35)	$(21)	$23	$13
	Interest expense	(180)	(96)	120	58
Derivative instruments not designated as hedging instruments:
Foreign exchange contracts	Other (income) and expense	(368)	(180)	N/A	N/A
Equity contracts	SG&A expense	75	91	N/A	N/A
Total		$(509)	$(206)	$143	$71

	Gain (Loss) Recognized in Consolidated Income Statement and Other Comprehensive Income
	Recognized in OCI		Consolidated Income Statement Line Item	Reclassified from AOCI		Amounts Excluded from Effectiveness Testing (3)
(Dollars in millions)
For the six months ended June 30:	2024	2023		2024	2023	2024	2023
Derivative instruments in cash flow hedges:
Interest rate contracts	$—	$—	Cost of financing	$(1)	$(2)	$—	$—
			Interest expense	(7)	(7)	—	—
Foreign exchange contracts			Cost of services	14	(5)	—	—
Amount included in the assessment of effectiveness	300	149	Cost of sales	27	17	—	—
Amount excluded from the assessment of effectiveness	(21)	—	Cost of financing	(2)	(8)	—	—
			SG&A expense	10	10	—	—
			Other (income) and expense	(22)	181	(37)	—
			Interest expense	(10)	(35)	—	—
Instruments in net investment hedges: (4)
Foreign exchange contracts	881	(88)	Cost of financing	—	—	8	11
			Interest expense	—	—	43	49
Total	$1,160	$61		$9	$152	$14	$60

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
N/A - not applicable

Notes to Consolidated Financial Statements — (continued)
For the three and six months ended June 30, 2024 and 2023, there were no material gains or losses excluded from the assessment of hedge effectiveness (for fair value or cash flow hedges), or associated with an underlying exposure that did not or was not expected to occur (for cash flow hedges); nor are there any anticipated in the normal course of business.
17. Stock-Based Compensation:
Stock-based compensation cost for stock awards and stock options is measured at grant date, based on the fair value of the award, and is recognized over the employee requisite service period. The following table presents total stock-based compensation cost included in income from continuing operations.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2024	2023	2024	2023
Cost	$53	$47	$109	$93
Selling, general and administrative	172	168	343	317
Research, development and engineering	90	73	183	146
Pre-tax stock-based compensation cost	$316	$288	$636	$556
Income tax benefits	(101)	(75)	(222)	(142)
Total net stock-based compensation cost	$214	$213	$414	$414
Pre-tax stock-based compensation cost for the three months ended June 30, 2024 increased $28 million compared to the corresponding period in the prior year due to increases in restricted stock units ($14 million), performance share units ($6 million), stock options ($5 million) and Employees Stock Purchase Plan (ESPP) ($3 million). The increases are primarily driven by stock-based compensation awards granted by the company as part of its annual cycles for executives and other employees.
Pre-tax stock-based compensation cost for the six months ended June 30, 2024 increased $79 million compared to the corresponding period in the prior year due to increases in restricted stock units ($42 million), performance share units ($21 million), stock options ($13 million) and ESPP ($4 million). The increases are primarily driven by stock-based compensation awards granted by the company as part of its annual cycles for executives and other employees.
Total unrecognized compensation cost related to non-vested awards at June 30, 2024 was $1.7 billion and is expected to be recognized over a weighted-average period of approximately 2.4 years.
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
As a result of this change, inactive pension plan participants no longer represent substantially all of the participants in the Qualified PPP. As required by U.S. GAAP, this changed the amortization period of unrecognized actuarial losses from the average remaining life expectancy of inactive plan participants to the average remaining service period of active plan

Notes to Consolidated Financial Statements — (continued)
participants in 2024. Recognized actuarial losses for the U.S. Plans increased by approximately $100 million and $200 million for the three and six months ended June 30, 2024, respectively, as compared to the prior-year periods, primarily driven by the change in amortization period. There was no impact to funded status, retiree benefit payments or funding requirements of the Qualified PPP due to the change in amortization period.
The following tables provide the pre-tax cost for all retirement-related plans.

			Yr. to Yr.
(Dollars in millions)			Percent
For the three months ended June 30:	2024	2023	Change
Retirement-related plans — cost:
Defined benefit pension and defined contribution plans — cost	$320	$259	23.6%
Nonpension postretirement plans — cost	30	33	(8.1)
Total	$350	$292	20.0%

			Yr. to Yr.
(Dollars in millions)			Percent
For the six months ended June 30:	2024	2023	Change
Retirement-related plans — cost:
Defined benefit pension and defined contribution plans — cost	$643	$541	19.0%
Nonpension postretirement plans — cost	60	65	(7.1)
Total	$704	$606	16.2%

Cost/(Income) of Retirement Plans

The following tables provide the components of the cost/(income) for the company’s retirement-related benefit plans.

(Dollars in millions)	U.S. Plans		Non-U.S. Plans
For the three months ended June 30:	2024	2023	2024	2023
Service cost (1)	$98	$—	$41	$44
Interest cost (2)	254	272	264	292
Expected return on plan assets (2)	(340)	(382)	(384)	(362)
Amortization of prior service costs/(credits) (2)	—	0	5	5
Recognized actuarial losses (2)	129	27	128	101
Curtailments and settlements (2)	—	—	2	6
Multi-employer plans	—	—	3	3
Other costs/(credits) (2)	—	—	12	10
Total net periodic pension (income)/cost of defined benefit plans	$140	$(82)	$71	$99
Cost of defined contribution plans	15	151	94	91
Total defined benefit pension and defined contribution plans cost recognized in the Consolidated Income Statement	$155	$69	$165	$190

(1)Increase in U.S. Plans service cost in 2024 is due to the Qualified PPP plan changes described above.
(2)These components of net periodic pension cost are included in other (income) and expense in the Consolidated Income Statement.

Notes to Consolidated Financial Statements — (continued)

(Dollars in millions)	U.S. Plans		Non-U.S. Plans
For the six months ended June 30:	2024	2023	2024	2023
Service cost (1)	$197	$—	$85	$88
Interest cost (2)	508	545	532	580
Expected return on plan assets (2)	(681)	(764)	(773)	(718)
Amortization of prior service costs/(credits) (2)	—	0	11	10
Recognized actuarial losses (2)	257	55	258	203
Curtailments and settlements (2)	—	—	4	5
Multi-employer plans	—	—	6	6
Other costs/(credits) (2)	—	—	20	19
Total net periodic pension (income)/cost of defined benefit plans	$280	$(165)	$143	$194
Cost of defined contribution plans	27	323	193	188
Total defined benefit pension and defined contribution plans cost recognized in the Consolidated Income Statement	$307	$158	$336	$382

(1)Increase in U.S. Plans service cost in 2024 is due to the Qualified PPP plan changes described above.
(2)These components of net periodic pension cost are included in other (income) and expense in the Consolidated Income Statement.

Cost of Nonpension Postretirement Plans
The following tables provide the components of the cost for the company’s nonpension postretirement plans.

(Dollars in millions)	U.S. Plan		Non-U.S. Plans
For the three months ended June 30:	2024	2023	2024	2023
Service cost	$1	$1	$1	$1
Interest cost (1)	27	29	10	10
Expected return on plan assets (1)	—	—	0	(1)
Amortization of prior service costs/(credits) (1)	(7)	(7)	0	0
Recognized actuarial losses (1)	—	—	0	0
Curtailments and settlements (1)	—	—	—	—
Total nonpension postretirement plans cost recognized in the Consolidated Income Statement	$20	$23	$10	$10

(Dollars in millions)	U.S. Plan		Non-U.S. Plans
For the six months ended June 30:	2024	2023	2024	2023
Service cost	$1	$2	$1	$1
Interest cost (1)	53	58	21	19
Expected return on plan assets (1)	—	—	(1)	(1)
Amortization of prior service costs/(credits) (1)	(15)	(15)	0	0
Recognized actuarial losses (1)	—	—	0	(1)
Curtailments and settlements (1)	—	—	—	—
Total nonpension postretirement plans cost recognized in the Consolidated Income Statement	$40	$46	$21	$19

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

Notes to Consolidated Financial Statements — (continued)
Plan Contributions
The company does not anticipate any significant changes to the expected plan contributions in 2024 from the amounts disclosed in the 2023 Annual Report. The table below includes contributions to the following plans:

(Dollars in millions)	Plan Contributions
For the six months ended June 30:	2024	2023
U.S. nonpension postretirement benefit plan	$110	$134
Non-U.S. DB and multi-employer plans (1)	40	29
Total plan contributions	$150	$163

(1)Amounts reported net of refunds.
The U.S. nonpension postretirement benefit plan contributions in the table above were funded with U.S. Treasury Securities. Additionally, during the six months ended June 30, 2024 and 2023, the company contributed $390 million and $347 million of U.S. Treasury securities, respectively, to the Active Medical Trust. Contributions made with U.S. Treasury securities are considered a non-cash transaction.
19. Subsequent Events:
On July 29, 2024, the company announced that the Board of Directors approved a quarterly dividend of $1.67 per common share. The dividend is payable September 10, 2024 to stockholders of record on August 9, 2024.

Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024
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
Operating (non-GAAP) Earnings:
In an effort to provide better transparency into the operational results of the business, supplementally, management separates business results into operating and non-operating categories. Operating earnings from continuing operations is a non-GAAP measure that excludes the effects of certain acquisition-related charges, intangible asset amortization, expense resulting from basis differences on equity method investments, retirement-related costs and their related tax impacts. Due to the unique, non-recurring nature of the enactment of the U.S. Tax Cuts and Jobs Act (U.S. tax reform), management characterizes the one-time provisional charge recorded in the fourth quarter of 2017 and adjustments to that charge as non-operating. Adjustments primarily include true-ups, accounting elections and any changes to regulations, laws or audit adjustments that affect the recorded one-time charge. For acquisitions, operating (non-GAAP) earnings exclude the amortization of purchased intangible assets and acquisition-related charges such as in-process research and development, transaction costs, applicable retention, restructuring and related expenses, tax charges related to acquisition integration and pre-closing charges, such as financing costs. These charges are excluded as they may be inconsistent in amount and timing from period to period and are significantly impacted by the size, type and frequency of our acquisitions. Given its unique and temporary nature, management has also characterized as non-operating expense, the mark-to-market impact on the foreign exchange derivative contracts entered into prior to the acquisition of StreamSets and webMethods from SoftwareAG to economically hedge the foreign currency exposure related to the purchase price of this acquisition. These derivative contracts expired by June 28, 2024. This impact was recorded in other (income) and expense in the Consolidated Income Statement and reflects the realized loss from the changes in fair value of these derivative contracts. All other spending for acquired companies is included in both earnings from continuing operations and in operating (non-GAAP) earnings. For retirement-related costs, management characterizes certain items as operating and others as non-operating, consistent with GAAP. We include defined benefit plan and nonpension postretirement benefit plan service costs, multi-employer plan costs and the cost of defined contribution plans in operating earnings. Non-operating retirement-related costs include defined benefit plan and nonpension postretirement benefit plan amortization of prior service costs, interest cost, expected return on plan assets, amortized actuarial gains/losses, the impacts of any plan curtailments/settlements and

Management Discussion – (continued)
pension insolvency costs and other costs. Non-operating retirement-related costs are primarily related to changes in pension plan assets and liabilities which are tied to financial market performance, and we consider these costs to be outside of the operational performance of the business.
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

Financial Results Summary — Three Months Ended June 30

(Dollars and shares in millions except per share amounts)				Yr. to Yr. Percent/ Margin Change
For the three months ended June 30:	2024	2023
Revenue (1)	$15,770	$15,475		1.9%
Gross profit margin	56.8%	54.9%	1.8	pts.
Total expense and other (income)	$6,730	$6,501		3.5%
Income from continuing operations before income taxes	$2,219	$2,000		11.0%
Provision for income taxes from continuing operations	$389	$419		(7.2)%
Income from continuing operations	$1,830	$1,581		15.8%
Income from continuing operations margin	11.6%	10.2%	1.4	pts.
Income from discontinued operations, net of tax	$4	$2		72.0%
Net income	$1,834	$1,583		15.9%
Earnings per share from continuing operations - assuming dilution	$1.96	$1.72		14.0%
Consolidated earnings per share - assuming dilution	$1.96	$1.72		14.0%
Weighted-average shares outstanding - assuming dilution	934.4	919.5		1.6%

(1)Year-to-year revenue growth of 3.8 percent adjusted for currency.
The following table provides the company’s operating (non-GAAP) earnings for the second quarter of 2024 and 2023.

(Dollars in millions except per share amounts)			Yr. to Yr. Percent Change
For the three months ended June 30:	2024	2023
Net income as reported	$1,834	$1,583	15.9%
Income from discontinued operations, net of tax	4	2	72.0
Income from continuing operations	$1,830	$1,581	15.8%
Non-operating adjustments (net of tax):
Acquisition-related charges	$362	$308	17.3%
Non-operating retirement-related costs/(income)	72	5	nm
U.S. tax reform impacts	12	110	(89.1)
Operating (non-GAAP) earnings (1)	$2,275	$2,003	13.6%
Diluted operating (non-GAAP) earnings per share (1)	$2.43	$2.18	11.5%

(1)Refer to page 81 for a more detailed reconciliation of net income to operating earnings.
nm - not meaningful

Management Discussion – (continued)
Macroeconomic Environment:
Our business portfolio positions us well in challenging macroeconomic times. Our diversification across geographies, industries, clients and business mix and our recurring revenue base provides some stability in revenue, profit and cash generation. Clients and partners continue to leverage technology to allow businesses to scale, drive efficiencies, fuel growth and gain competitive advantage. The short-term uncertainty caused by interest rates and inflation is leading clients to manage their discretionary spending, but the overall macroeconomic outlook for technology spending remains positive.
In the first six months of 2024, movements in global currencies continued to impact our reported year-to-year revenue and profit. We execute hedging programs which defer, but do not eliminate, the impact of currency. The (gains)/losses from these hedging programs are reflected primarily in other income and expense. Refer to “Currency Rate Fluctuations,” for additional information.
Financial Performance Summary — Three Months Ended June 30:
In the second quarter of 2024, we reported $15.8 billion in revenue, income from continuing operations of $1.8 billion and operating (non-GAAP) earnings of $2.3 billion. Diluted earnings per share from continuing operations was $1.96 as reported and $2.43 on an operating (non-GAAP) basis. We generated $2.1 billion in cash from operations and $2.6 billion in free cash flow, and delivered shareholder returns of $1.5 billion in dividends. Our second-quarter performance reflects solid revenue growth and cash flow generation, demonstrating the continued success of our hybrid cloud and AI strategy, and the strength of our diversified business model. We continued to focus on the fundamentals of our business which, combined with our cash generation, position us to continue investing in innovation and expertise across the portfolio while continuing to return value to shareholders through dividends.
Total revenue grew 1.9 percent as reported and 4 percent adjusted for currency compared to the prior-year period, led by Software and Infrastructure. Software delivered revenue growth of 7.1 percent as reported and 8.4 percent adjusted for currency, with solid growth across Hybrid Platform & Solutions and Transaction Processing, and with strong transactional performance. Hybrid Platform & Solutions revenue was up 5.2 percent as reported and 6.3 percent adjusted for currency, led by growth in Red Hat and Automation. Transaction Processing grew 11.4 percent as reported and 13.0 percent adjusted for currency, with revenue growth in both recurring and transactional software. Consulting revenue decreased 0.9 percent as reported but grew 1.8 percent adjusted for currency, reflecting continued solid demand for our large transformational offerings as clients continue to prioritize driving productivity with AI and analytics, partially offset by clients' delay in discretionary projects as they prioritized their spending. Infrastructure revenue increased 0.7 percent year to year as reported and 2.7 percent adjusted for currency, with growth in Hybrid Infrastructure reflecting continued demand across our hardware portfolio, offset by a decline in Infrastructure Support.
From a geographic perspective, Americas revenue decreased 0.8 percent as reported (0.5 percent adjusted for currency). Europe/Middle East/Africa (EMEA) increased 2.6 percent as reported and 3.2 percent adjusted for currency. Asia Pacific increased 8.6 percent as reported (17.2 percent adjusted for currency).
Gross margin of 56.8 percent increased 1.8 points year to year with continued margin expansion driven by revenue growth, portfolio mix and ongoing productivity actions. Operating (non-GAAP) gross margin of 57.8 percent increased 1.9 points compared to the prior-year period due to the same dynamics.
Total expense and other (income) increased 3.5 percent in the second quarter of 2024 versus the prior-year period primarily driven by higher spending reflecting our continued investment in portfolio innovation to drive our strategy, higher acquisition-related charges, amortization of acquired intangible assets and non-operating retirement-related cost, partially offset by the benefits from productivity actions and lower workforce rebalancing charges. Total operating (non-GAAP) expense and other (income) increased 1.2 percent year to year, driven primarily by the factors described above, excluding the higher non-operating retirement-related costs, acquisition-related charges and amortization of acquired intangible assets.
Pre-tax income from continuing operations of $2.2 billion increased 11.0 percent and pre-tax margin was 14.1 percent, an increase of 1.1 points compared to the second quarter of 2023. Performance this quarter benefited from our gross margin expansion and productivity actions partially offset by our continued investments to drive innovation. The continuing operations provision for income taxes in the second quarter of 2024 was $389 million, compared to $419 million in the

Management Discussion – (continued)
second quarter of 2023. Net income from continuing operations of $1.8 billion increased 15.8 percent and the net income from continuing operations margin was 11.6 percent, up 1.4 points year to year.
Operating (non-GAAP) pre-tax income from continuing operations of $2.8 billion increased 16.5 percent compared to the second quarter of 2023 and the operating (non-GAAP) pre-tax margin from continuing operations increased 2.2 points to 17.7 percent primarily driven by the combination of our revenue growth and gross margin performance and the benefits from productivity actions. The operating (non-GAAP) provision for income taxes in the second quarter of 2024 was $516 million, compared to $393 million in the second quarter of 2023. Operating (non-GAAP) net income from continuing operations of $2.3 billion increased 13.6 percent and the operating (non-GAAP) net income margin from continuing operations of 14.4 percent was up 1.5 points year to year.
Diluted earnings per share from continuing operations of $1.96 in the second quarter of 2024 increased 14.0 percent and operating (non-GAAP) diluted earnings per share of $2.43 increased 11.5 percent compared to the second quarter of 2023.
Cash provided by operating activities was $2.1 billion in the second quarter of 2024, a decrease of $0.6 billion compared to the second quarter of 2023 and free cash flow was $2.6 billion, an increase of $0.5 billion versus the prior-year period. Net cash provided by investing activities of $2.2 billion increased $2.2 billion and net cash used in financing activities of $4.5 billion increased $1.8 billion compared to the second quarter of 2023.
Financial Results Summary — Six Months Ended June 30:

(Dollars and shares in millions except per share amounts)			Yr. to Yr. Percent/ Margin Change
For the six months ended June 30:	2024	2023
Revenue (1)	$30,231	$29,727	1.7%
Gross profit margin	55.2%	53.9%	1.4	pts.
Total expense and other (income)	$13,399	$12,952	3.5%
Income from continuing operations before income taxes	$3,293	$3,058	7.7%
Provision for/(benefit from) income taxes from continuing operations	$(112)	$543	nm
Income from continuing operations	$3,405	$2,515	35.4%
Income from continuing operations margin	11.3%	8.5%	2.8	pts.
Income/(loss) from discontinued operations, net of tax	$34	$(4)	nm
Net income	$3,439	$2,511	37.0%
Earnings per share from continuing operations - assuming dilution	$3.65	$2.74	33.2%
Consolidated earnings per share - assuming dilution	$3.68	$2.73	34.8%
Weighted-average shares outstanding - assuming dilution	933.9	918.6	1.7%

	At 6/30/2024	At 12/31/2023
Assets	$133,848	$135,241	(1.0)%
Liabilities	$109,745	$112,628	(2.6)%
Equity	$24,103	$22,613	6.6%

(1)Year-to-year revenue growth of 3.2 percent adjusted for currency.
nm - not meaningful

Management Discussion – (continued)
The following table provides the company’s operating (non-GAAP) earnings for the first six months of 2024 and 2023.

(Dollars in millions except per share amounts)			Yr. to Yr. Percent Change
For the six months ended June 30:	2024	2023
Net income as reported	$3,439	$2,511	37.0%
Income/(loss) from discontinued operations, net of tax	34	(4)	nm
Income from continuing operations	$3,405	$2,515	35.4
Non-operating adjustments (net of tax):
Acquisition-related charges	$707	$613	15.4%
Non-operating retirement-related costs/(income)	163	10	nm
U.S. tax reform impacts	(436)	115	nm
Operating (non-GAAP) earnings (1)	$3,839	$3,252	18.0%
Diluted operating (non-GAAP) earnings per share (1)	$4.11	$3.54	16.1%

(1)Refer to page 82 for a more detailed reconciliation of net income to operating earnings.
nm - not meaningful
Financial Performance Summary —Six Months Ended June 30:
In the first six months of 2024, we reported $30.2 billion in revenue, income from continuing operations of $3.4 billion and operating (non-GAAP) earnings of $3.8 billion. Diluted earnings per share from continuing operations was $3.65 as reported and $4.11 on an operating (non-GAAP) basis. We generated $6.2 billion in cash from operations and $4.5 billion in free cash flow, and delivered shareholder returns of $3.1 billion in dividends. Our year-to-date performance reflects our deep focus on the business fundamentals with continued revenue growth, margin expansion, cash generation and a strong balance sheet with financial flexibility to support our business.
Total revenue grew 1.7 percent as reported and 3 percent adjusted for currency compared to the prior-year period. Software delivered revenue growth of 6.3 percent as reported and 7.2 percent adjusted for currency, with solid growth in both Hybrid Platform & Solutions and Transaction Processing. Consulting revenue decreased 0.6 percent as reported but grew 1.8 percent adjusted for currency, led by strength in our Business Transformation offerings, and reflecting continued organic growth. Infrastructure revenue was flat as reported and increased 1.5 percent adjusted for currency, with growth in Hybrid Infrastructure reflecting continued demand across our hardware portfolio, offset by a decline in Infrastructure Support reflecting product cycle dynamics.
From a geographic perspective, Americas revenue increased 1.0 percent year to year as reported (1.2 percent adjusted for currency). EMEA increased 1.1 percent (0.7 percent adjusted for currency). Asia Pacific increased 4.4 percent (12.5 percent adjusted for currency).
Gross margin of 55.2 percent increased 1.4 points year to year with gross profit margin expansion across all reportable segments driven by our improving portfolio mix and productivity actions. Operating (non-GAAP) gross margin of 56.3 percent increased 1.5 points compared to the prior-year period due to the same dynamics.
Total expense and other (income) increased 3.5 percent in the first six months of 2024 versus the prior-year period primarily driven by higher spending reflecting our continued investment in portfolio innovation to drive our strategy, higher acquisition-related charges, amortization of acquired intangible assets and non-operating retirement-related cost, and the effects of currency; partially offset by the gain on the divestiture of The Weather Company assets and the benefits from productivity actions. Total operating (non-GAAP) expense and other (income) increased 1.0 percent year to year, driven primarily by the factors described above, excluding the higher non-operating retirement-related costs, acquisition-related charges and amortization of acquired intangible assets.
Pre-tax income from continuing operations of $3.3 billion increased 7.7 percent and pre-tax margin was 10.9 percent, an increase of 0.6 points versus the first half of 2023. Performance in the first six months of 2024 reflects our gross margin expansion and the benefits from productivity actions which enabled investments to drive innovation. The continuing operations benefit from income taxes for the first six months of 2024 was $112 million, compared to a provision for income taxes of $543 million for the first six months of 2023. The benefit from income taxes in the first six months of 2024

Management Discussion – (continued)
was primarily driven by the resolution of certain tax audit matters in the first quarter. Net income from continuing operations of $3.4 billion increased 35.4 percent and the net income from continuing operations margin was 11.3 percent, up 2.8 points year to year.
Operating (non-GAAP) pre-tax income from continuing operations of $4.4 billion increased 15.7 percent compared to the prior-year period and the operating (non-GAAP) pre-tax margin from continuing operations increased 1.8 points to 14.7 percent. The operating (non-GAAP) provision for income taxes in the first six months of 2024 was $610 million, compared to $593 million in the first six months of 2023. Operating (non-GAAP) income from continuing operations of $3.8 billion increased 18.0 percent and the operating (non-GAAP) income margin from continuing operations of 12.7 percent increased 1.8 points year to year.
Diluted earnings per share from continuing operations of $3.65 in the first six months of 2024 increased 33.2 percent and operating (non-GAAP) diluted earnings per share of $4.11 increased 16.1 percent compared to the first half of 2023.
At June 30, 2024, the balance sheet remained strong with financial flexibility to support and invest in the business. Cash and cash equivalents, restricted cash and marketable securities at June 30, 2024 of $16.0 billion increased $2.5 billion from December 31, 2023 and debt of $56.5 billion at June 30, 2024 was flat from prior-year end.
Total assets decreased $1.4 billion (increased $0.5 billion adjusted for currency) from December 31, 2023 primarily driven by increases in cash and cash equivalents, restricted cash and marketable securities; partially offset by a decrease in receivables. Total liabilities decreased $2.9 billion ($1.0 billion adjusted for currency) from December 31, 2023 primarily driven by decreases in tax liabilities and accounts payable; partially offset by an increase in deferred income. Total equity of $24.1 billion increased $1.5 billion from December 31, 2023 primarily driven by first-half 2024 net income and common stock issuances; partially offset by dividends paid.
Cash provided by operating activities was $6.2 billion in the first six months of 2024, a decrease of $0.2 billion compared to the first six months of 2023 and free cash flow was $4.5 billion, an increase of $1.1 billion versus the prior-year period. Refer to page 77 for additional information on free cash flow. Net cash used in investing activities of 2.0 billion decreased 6.0 billion and financing activities were a net use of cash of 2.6 billion in the first six months of 2024 compared to a net source of cash of $3.0 billion in the prior-year period.

Management Discussion – (continued)
Second Quarter in Review
Results of Continuing Operations
Segment Details
As discussed in the "Organization of Information" section, we made changes to our organizational structure and management system in the first quarter of 2024. With these changes, we revised our reportable segments and updated the title of our segment performance metric from pre-tax income from continuing operations to segment profit.
The following tables present each reportable segment’s revenue and gross margin results, followed by an analysis of the second quarter and first six months of 2024 versus the second quarter and first six months of 2023 reportable segments results. Prior-year results have been recast to reflect the January 2024 segment changes as described in note 4, "Segments."

(Dollars in millions)			Yr. to Yr. Percent/Margin Change		Yr. to Yr. Percent Change Adjusted For Currency
For the three months ended June 30:	2024	2023 (1)
Revenue:
Software	$6,739	$6,294	7.1%		8.4%
Gross margin	83.6%	82.1%	1.5	pts.
Consulting	5,179	5,226	(0.9)%		1.8%
Gross margin	26.3%	25.9%	0.4	pts.
Infrastructure	3,645	3,618	0.7%		2.7%
Gross margin	56.5%	56.0%	0.5	pts.
Financing	169	185	(8.3)%		(6.6)%
Gross margin	48.9%	49.2%	(0.3)	pts.
Other	38	152	(75.1)%		(74.6)%
Gross margin	nm	(88.8)%	nm
Total revenue	$15,770	$15,475	1.9%		3.8%
Total gross profit	$8,950	$8,501	5.3%
Total gross margin	56.8%	54.9%	1.8	pts.
Non-operating adjustments:
Amortization of acquired intangible assets	170	150	13.9%
Operating (non-GAAP) gross profit	$9,120	$8,650	5.4%
Operating (non-GAAP) gross margin	57.8%	55.9%	1.9	pts.

(1)Recast to reflect January 2024 segment changes.
nm = not meaningful

Management Discussion – (continued)

(Dollars in millions)			Yr. to Yr. Percent/Margin Change		Yr. to Yr. Percent Change Adjusted For Currency
For the six months ended June 30:	2024	2023 (1)
Revenue:
Software	$12,637	$11,885	6.3%		7.2%
Gross margin	83.0%	82.3%	0.7	pts.
Consulting	10,365	10,423	(0.6)%		1.8%
Gross margin	25.8%	25.7%	0.1	pts.
Infrastructure	6,721	6,716	0.1%		1.5%
Gross margin	55.4%	54.1%	1.4	pts.
Financing	362	380	(4.9)%		(4.0)%
Gross margin	48.7%	46.5%	2.2	pts.
Other	146	321	(54.6)%		(54.6)%
Gross margin	(260.7)%	(81.5)%	(179.2)	pts.
Total revenue	$30,231	$29,727	1.7%		3.2%
Total gross profit	$16,692	$16,010	4.3%
Total gross margin	55.2%	53.9%	1.4	pts.
Non-operating adjustments:
Amortization of acquired intangible assets	341	298	14.4%
Operating (non-GAAP) gross profit	$17,033	$16,308	4.4%
Operating (non-GAAP) gross margin	56.3%	54.9%	1.5	pts.

(1)Recast to reflect January 2024 segment changes.
Software

(Dollars in millions)			Yr. to Yr. Percent Change	Yr. to Yr. Percent Change Adjusted For Currency
For the three months ended June 30:	2024	2023 (1)
Software revenue:	$6,739	$6,294	7.1%	8.4%
Hybrid Platform & Solutions	$4,575	$4,350	5.2%	6.3%
Red Hat			6.9	8.1
Automation			14.6	15.9
Data & AI			(3.0)	(2.1)
Security			2.0	3.0
Transaction Processing	2,164	1,943	11.4	13.0

(1)Recast to reflect January 2024 segment changes.

Management Discussion – (continued)

(Dollars in millions)			Yr. to Yr. Percent Change	Yr. to Yr. Percent Change Adjusted For Currency
For the six months ended June 30:	2024	2023 (1)
Software revenue:	$12,637	$11,885	6.3%	7.2%
Hybrid Platform & Solutions	$8,673	$8,200	5.8%	6.5%
Red Hat			7.8	8.6
Automation			13.9	14.7
Data & AI			(1.4)	(0.8)
Security			(0.2)	0.3
Transaction Processing	3,964	3,685	7.6	8.7

(1)Recast to reflect January 2024 segment changes.
Software revenue of $6,739 million increased 7.1 percent as reported (8.4 percent adjusted for currency) in the second quarter of 2024 compared to the prior-year period, driven by solid revenue growth in both Hybrid Platform & Solutions and Transaction Processing. We had strong transactional performance as clients leverage the capabilities of our AI and hybrid cloud platforms. This revenue performance also reflects the investments we have been making in Software, both organically and in acquisitions.
Hybrid Platform & Solutions revenue of $4,575 million increased 5.2 percent as reported (6.3 percent adjusted for currency) in the second quarter of 2024 compared to the prior-year period, driven primarily by growth in Red Hat and Automation. Red Hat revenue increased 6.9 percent as reported (8.1 percent adjusted for currency), with double-digit growth in OpenShift and Ansible, and solid growth in RHEL in the second quarter of 2024 compared to the prior-year period. The revenue growth within Red Hat reflects the demand for our hybrid cloud solutions, including application modernization, management automation, generative AI and virtualization. Automation revenue increased 14.6 percent as reported (15.9 percent adjusted for currency), driven by strong growth in our Software-as-a-Service subscription offerings such as AIOps and Management, which includes the revenue contribution from the Apptio acquisition which closed in the third quarter of 2023. The synergy between Apptio's FinOps offerings and our broader automation portfolio helps clients manage, optimize and automate technology spending decisions. Data & AI revenue decreased 3.0 percent as reported (2.1 percent adjusted for currency), due to a challenging year-to-year revenue performance comparison where we had strong, broad-based, double-digit revenue growth in the second quarter of 2023.
Across Hybrid Platform & Solutions, our annual recurring revenue (ARR) was $14.1 billion. ARR is a key performance metric management uses to assess the health and growth trajectory of our Hybrid Platform & Solutions business within the Software segment. The metric was updated in the first quarter of 2024 to reflect the organizational changes described in note 4, “Segments,” and to simplify the calculation. ARR is calculated by using the current quarter’s recurring revenue and then multiplying that value by four. This value includes the following consumption models: (1) software subscription agreements, including committed term licenses, (2) as-a-service arrangements such as SaaS and PaaS, and (3) maintenance and support contracts. ARR should be viewed independently of revenue as this performance metric and its inputs may not represent revenue that will be recognized in future periods.
Transaction Processing revenue of $2,164 million increased 11.4 percent as reported (13.0 percent adjusted for currency) in the second quarter of 2024 compared to the prior-year period, reflecting continued revenue growth in both recurring and transactional software. This growth reflects the innovation and value of our mission-critical hardware stack across IBM Z, Power and Storage systems. The performance is the result of the combination of clients' growing demand for capacity, solid renewal rates, and strong large deal performance. In addition, our new generative AI portfolio innovation, watsonx Code Assistant for Z, is resonating well with clients.
For the first six months of 2024, Software revenue of $12,637 million increased 6.3 percent as reported (7.2 percent adjusted for currency) compared to the same period in 2023, driven by solid growth in Hybrid Platform & Solutions, led by Red Hat and Automation, and Transaction Processing. This performance reflects the continued demand for the high-value capabilities within our Hybrid Platform & Solutions offerings and the value of our mission-critical software within Transaction Processing.

Management Discussion – (continued)

(Dollars in millions)			Yr. to Yr. Percent/ Margin Change
For the three months ended June 30:	2024	2023 (1)
Software:
Gross profit	$5,634	$5,167	9.0%
Gross profit margin	83.6%	82.1%	1.5	pts.
Segment profit	$2,113	$1,749	20.8%
Segment profit margin	31.3%	27.8%	3.6	pts.

(Dollars in millions)			Yr. to Yr. Percent/ Margin Change
For the six months ended June 30:	2024	2023 (1)
Software:
Gross profit	$10,494	$9,785	7.2%
Gross profit margin	83.0%	82.3%	0.7	pts.
Segment profit	$3,612	$3,128	15.5%
Segment profit margin	28.6%	26.3%	2.3	pts.

(1)Recast to reflect January 2024 segment changes.
Software gross profit margin increased 1.5 points to 83.6 percent in the second quarter of 2024 compared to the prior-year period. Segment profit of $2,113 million increased 20.8 percent and segment profit margin of 31.3 percent increased 3.6 points compared to the prior-year period. The segment profit growth reflects our operating leverage driven by our revenue performance and portfolio mix. The benefits of our continued productivity actions, partially offset by key investments in software innovation, also contributed to segment profit and margin expansion.
For the first six months of 2024, gross profit margin increased 0.7 points to 83.0 percent, compared to the first six months of 2023. Segment profit of $3,612 million increased 15.5 percent and segment profit margin of 28.6 percent increased 2.3 points compared to the prior-year period. The segment profit growth for the first half of 2024 was driven by the same factors described for the second quarter. The segment profit margin also included about half of a point of impact from currency.

Management Discussion – (continued)
Consulting

(Dollars in millions)			Yr. to Yr. Percent Change	Yr. to Yr. Percent Change Adjusted For Currency
For the three months ended June 30:	2024	2023 (1)
Consulting revenue:	$5,179	$5,226	(0.9)%	1.8%
Business Transformation	$2,360	$2,295	2.8%	5.5%
Technology Consulting	917	941	(2.5)	0.5
Application Operations	1,902	1,991	(4.5)	(1.8)

(Dollars in millions)			Yr. to Yr. Percent Change	Yr. to Yr. Percent Change Adjusted For Currency
For the six months ended June 30:	2024	2023 (1)
Consulting revenue:	$10,365	$10,423	(0.6)%	1.8%
Business Transformation	$4,677	$4,578	2.2%	4.4%
Technology Consulting	1,848	1,866	(1.0)	1.8
Application Operations	3,840	3,980	(3.5)	(1.3)

(1)Recast to reflect January 2024 segment changes.

Consulting revenue of $5,179 million decreased 0.9 percent as reported, but increased 1.8 percent adjusted for currency in the second quarter of 2024 compared to the prior-year period. We continued to have solid demand for our large transformational offerings as clients continue to prioritize driving productivity with AI and analytics. At the same time, consistent with the first quarter, we continued to see clients delay discretionary projects as they prioritized their spending. Our extensive industry and domain expertise has placed us in an early leadership role at the onset of the technology shift to generative AI. We are partnering with our clients to design and scale AI solutions by leveraging our AI capabilities and the AI capabilities of our strategic partners. We are utilizing generative AI solutions to improve delivery by developing new ways of working and driving productivity within our client contracts. Generative AI is driving the next wave of growth, acting as a catalyst for companies to grow revenue, cut costs and change the way they work. This is creating a significant opportunity for IBM, as we have both technology and consulting, which is a unique and powerful combination to help clients navigate this technology shift. In human capital businesses, we are seeing clients re-prioritize their spend on this technology transition, and there is some potential for the total addressable market to expand.
In the second quarter of 2024, Business Transformation revenue of $2,360 million increased 2.8 percent as reported (5.5 percent adjusted for currency) compared to the prior-year period, led by finance and supply chain transformations. Data transformation offerings also contributed to revenue growth in the quarter.
Technology Consulting revenue of $917 million decreased 2.5 percent as reported, but grew 0.5 percent adjusted for currency in the second quarter of 2024 compared to the prior-year period, driven by growth in application modernization services.
Application Operations revenue of $1,902 million decreased 4.5 percent as reported (1.8 percent adjusted for currency) compared to the prior-year period, reflecting a decline in on-premise custom application management projects, partially offset by growth in cloud-based application management offerings.
For the first six months of 2024, Consulting revenue of $10,365 million decreased 0.6 percent as reported, but grew 1.8 percent adjusted for currency, led by strength in our Business Transformation offerings. Business Transformation revenue grew year to year led by finance and supply chain, data and technology, and customer experience transformation projects. In our Technology Consulting business, revenue declined as reported, but grew adjusted for currency. We had declines in on-premise and cloud application development, but growth in client engagements focused on cloud modernization. Within Application Operations, we had declines in on-premise application management services, partially offset by growth in cloud application management services.

Management Discussion – (continued)

(Dollars in millions)			Yr. to Yr. Percent/ Margin Change
For the three months ended June 30:	2024	2023 (1)
Consulting:
Gross profit	$1,362	$1,353	0.7%
Gross profit margin	26.3%	25.9%	0.4	pts.
Segment profit	$463	$483	(4.0)%
Segment profit margin	8.9%	9.2%	(0.3)	pts.

(Dollars in millions)			Yr. to Yr. Percent/ Margin Change
For the six months ended June 30:	2024	2023 (1)
Consulting:
Gross profit	$2,676	$2,678	(0.1)%
Gross profit margin	25.8%	25.7%	0.1	pts.
Segment profit	$888	$910	(2.4)%
Segment profit margin	8.6%	8.7%	(0.2)	pts.

(1)Recast to reflect January 2024 segment changes.

In the second quarter of 2024, Consulting gross profit margin of 26.3 percent increased 0.4 points on a year-to-year basis. Segment profit of $463 million decreased 4.0 percent and segment profit margin of 8.9 percent decreased 0.3 points year to year. The gross profit margin expansion was driven by productivity and pricing actions we have taken, partially offset by continued labor inflation which is also reflected in the modest decline in segment profit margin.
For the first six months of 2024, Consulting gross profit margin of 25.8 percent increased 0.1 points compared to the prior-year period. Segment profit of $888 million decreased 2.4 percent and segment profit margin of 8.6 percent decreased 0.2 points in the first six months of 2024 compared to the prior-year period. The six-month margin performance was driven by the same factors as described above for the second quarter. The segment profit margin also included about half of a point of impact from currency.
Consulting Signings and Book-to-Bill

(Dollars in millions)			Yr. to Yr. Percent Change	Yr. to Yr. Percent Change Adjusted For Currency
For the three months ended June 30:	2024	2023 (1)
Total Consulting signings	$5,678	$5,946	(4.5)%	(2.5)%

(Dollars in millions)			Yr. to Yr. Percent Change	Yr. to Yr. Percent Change Adjusted For Currency
For the six months ended June 30:	2024	2023 (1)
Total Consulting signings	$11,189	$11,328	(1.2)%	0.7%

(1)Recast to reflect January 2024 segment changes.
In the second quarter of 2024, Consulting signings decreased 4.5 percent as reported and 2.5 percent adjusted for currency. While discretionary spending constraints impacted our small engagement performance in the second-quarter 2024, we had solid demand for large engagements across finance and supply chain transformation, cloud modernization and application development. Our book-to-bill ratio for the trailing twelve-months remains over 1.15. Book-to-bill represents the ratio of IBM Consulting signings to its revenue over the same period. The metric is a useful indicator of the demand of our business over time.

Management Discussion – (continued)
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
Infrastructure

(Dollars in millions)			Yr. to Yr. Percent Change	Yr. to Yr. Percent Change Adjusted For Currency
For the three months ended June 30:	2024	2023
Infrastructure revenue:	$3,645	$3,618	0.7%	2.7%
Hybrid Infrastructure	$2,360	$2,260	4.4%	6.1%
IBM Z			6.0	7.6
Distributed Infrastructure			3.3	5.0
Infrastructure Support	1,285	1,358	(5.4)	(2.9)

(Dollars in millions)			Yr. to Yr. Percent Change	Yr. to Yr. Percent Change Adjusted For Currency
For the six months ended June 30:	2024	2023
Infrastructure revenue:	$6,721	$6,716	0.1%	1.5%
Hybrid Infrastructure	$4,163	$3,969	4.9%	6.2%
IBM Z			5.2	6.5
Distributed Infrastructure			4.6	6.0
Infrastructure Support	2,558	2,747	(6.9)	(5.1)

Infrastructure revenue of $3,645 million increased 0.7 percent as reported and 2.7 percent adjusted for currency in the second quarter of 2024 compared to the prior-year period, with strong growth in Hybrid Infrastructure, partially offset by a decline in Infrastructure Support.
Hybrid Infrastructure revenue of $2,360 million increased 4.4 percent as reported and 6.1 percent adjusted for currency in the second quarter of 2024 compared to the prior-year period. Within Hybrid Infrastructure, we had strong and broad-based revenue growth across our hardware platforms, led by IBM Z which increased 6.0 percent as reported and 7.6 percent adjusted for currency. We are now more than two years into the z16 cycle and the revenue performance continues to outperform prior cycles. Our clients have increasing demands for workloads given rapid business expansion, the complex regulatory environment and increasing cybersecurity threats and attacks. IBM Z addresses these client needs with the combination of cloud-native development for hybrid cloud, embedded AI at scale, quantum-safe security, energy efficiency and strong reliability and scalability. IBM Z remains an enduring platform for mission-critical workloads, driving both hardware and related software, storage and services adoption. Distributed Infrastructure revenue increased 3.3 percent as reported and 5.0 percent adjusted for currency, driven primarily by strong growth in Power and Storage systems. Within Power, revenue growth was driven by demand for data intensive workloads on Power10, led by SAP Hana. Storage revenue performance was driven by growth in high-end storage tied to the z16 cycle and solutions tailored to protect, manage and access data for scaling generative AI.

Management Discussion – (continued)
Infrastructure Support revenue of $1,285 million decreased 5.4 percent as reported (2.9 percent adjusted for currency) in the second quarter of 2024 compared to the prior-year period, driven by volume decline in support of non-IBM equipment and IBM product cycle dynamics.
For the first six months of 2024, Infrastructure revenue of $6,721 million was flat as reported and increased 1.5 percent adjusted for currency compared to the prior-year period, driven by year-to-year growth in Hybrid Infrastructure partially offset by declines in Infrastructure Support. Within Hybrid Infrastructure, we had solid revenue growth in IBM Z and strong growth in Power and Storage systems within Distributed Infrastructure. The revenue decline in Infrastructure Support for the first six months of 2024 was driven by the same dynamics as the second quarter.

(Dollars in millions)			Yr. to Yr. Percent/ Margin Change
For the three months ended June 30:	2024	2023 (1)
Infrastructure:
Gross profit	$2,060	$2,025	1.7%
Gross profit margin	56.5%	56.0%	0.5	pts.
Segment profit	$654	$732	(10.7)%
Segment profit margin	17.9%	20.2%	(2.3)	pts.

(Dollars in millions)			Yr. to Yr. Percent/ Margin Change
For the six months ended June 30:	2024	2023 (1)
Infrastructure:
Gross profit	$3,726	$3,631	2.6%
Gross profit margin	55.4%	54.1%	1.4	pts.
Segment profit	$965	$1,039	(7.1)%
Segment profit margin	14.4%	15.5%	(1.1)	pts.

(1)Recast to reflect January 2024 segment changes.

Infrastructure gross profit margin of 56.5 percent increased 0.5 points in the second quarter of 2024 compared to the prior-year period, with solid margin expansion in Hybrid Infrastructure and Infrastructure Support. The increase in margin within Hybrid Infrastructure was driven primarily by margin expansion within Distributed Infrastructure, driven by Power systems, and portfolio mix to IBM Z. In the second quarter of 2024, Infrastructure segment profit of $654 million decreased 10.7 percent and segment profit margin of 17.9 percent decreased 2.3 points compared to the prior-year period. The year-to-year decrease in segment profit and margin reflects key investments we are making in the business across areas such as AI, hybrid cloud and quantum, partially offset by the benefits from productivity actions we have taken. The segment profit margin included approximately 1 point of impact from currency.
For the first six months of 2024, gross profit margin of 55.4 percent increased 1.4 points compared to the prior-year period, driven by margin expansion in Hybrid Infrastructure and Infrastructure Support. Infrastructure profit of $965 million decreased 7.1 percent and segment profit margin of 14.4 percent decreased 1.1 points in the first six months of 2024 compared to the prior-year period. This performance reflects the same factors described in the second-quarter performance, which were partially offset by higher IP and custom development income year to year. The segment profit margin also included approximately 1 point of impact from currency.
Financing
Refer to pages 78 through 80 for a discussion of Financing’s segment results.

Management Discussion – (continued)
Geographic Revenue
In addition to the revenue presentation by reportable segment, we also measure revenue performance on a geographic basis.

(Dollars in millions)			Yr. to Yr. Percent Change	Yr. to Yr. Percent Change Adjusted For Currency
For the three months ended June 30:	2024	2023
Total Revenue	$15,770	$15,475	1.9%	3.8%
Americas	$7,979	$8,046	(0.8)%	(0.5)%
Europe/Middle East/Africa (EMEA)	4,722	4,602	2.6	3.2
Asia Pacific	3,069	2,827	8.6	17.2

(Dollars in millions)			Yr. to Yr. Percent Change	Yr. to Yr. Percent Change Adjusted For Currency
For the six months ended June 30:	2024	2023
Total Revenue	$30,231	$29,727	1.7%	3.2%
Americas	$15,275	$15,124	1.0%	1.2%
Europe/Middle East/Africa (EMEA)	9,035	8,933	1.1	0.7
Asia Pacific	5,922	5,670	4.4	12.5
Geographic revenue performance for the three months ended June 30, 2024:
Americas revenue of $7,979 million decreased 0.8 percent as reported and 0.5 percent adjusted for currency in the second quarter of 2024 compared to the prior-year period. The U.S. increased 2.6 percent. Canada decreased 6.2 percent as reported and 4.4 percent adjusted for currency. Latin America decreased 19.9 percent as reported and 18.4 percent adjusted for currency, with Brazil decreasing 22.8 percent as reported and 20.0 percent adjusted for currency.
In EMEA, total revenue of $4,722 million increased 2.6 percent as reported and 3.2 percent adjusted for currency. Italy and Germany increased 4.6 percent and 3.5 percent, respectively, as reported, and 5.6 percent and 4.6 percent, respectively, adjusted for currency. France and the UK decreased 9.0 percent and 0.3 percent, respectively, as reported, and 8.1 percent and 1.1 percent, respectively, adjusted for currency.
Asia Pacific revenue of $3,069 million increased 8.6 percent as reported and 17.2 percent adjusted for currency. Japan increased 11.2 percent as reported and 26.2 percent adjusted for currency. Australia and India increased 13.7 percent and 11.9 percent, respectively, as reported, and 15.1 percent and 13.5 percent, respectively, adjusted for currency. China decreased 4.3 percent as reported and 2.3 percent adjusted for currency.
Geographic revenue performance for the six months ended June 30, 2024:
Americas revenue of $15,275 million increased 1.0 percent as reported and 1.2 percent adjusted for currency. The U.S. increased 3.0 percent compared to the prior-year period. Canada decreased 6.3 percent as reported and 5.6 percent adjusted for currency. Latin America decreased 6.5 percent as reported and 5.2 percent adjusted for currency, with Brazil decreasing 9.0 percent as reported and 8.8 percent adjusted for currency.
In EMEA, total revenue of $9,035 million increased 1.1 percent as reported and 0.7 percent adjusted for currency. Germany and Italy increased 3.8 percent and 3.2 percent, respectively, both as reported and adjusted for currency. The UK increased 1.9 percent as reported, but decreased 0.6 percent adjusted for currency. France decreased 3.5 percent both as reported and adjusted for currency.
Asia Pacific revenue of $5,922 million increased 4.4 percent as reported and 12.5 percent adjusted for currency. Japan increased 7.1 percent as reported and 20.9 percent adjusted for currency. India and Australia increased 8.7 percent and 3.0 percent, respectively, as reported, and 10.0 percent and 5.5 percent, respectively, adjusted for currency. China decreased 5.0 percent as reported and 2.3 percent adjusted for currency.

Management Discussion – (continued)
Expense
Total Expense and Other (Income)

(Dollars in millions)			Yr. to Yr. Percent Change
For the three months ended June 30:	2024	2023
Total expense and other (income)	$6,730	$6,501	3.5%
Non-operating adjustments:
Amortization of acquired intangible assets	$(268)	$(239)	12.2%
Acquisition-related charges	(36)	(7)	nm
Non-operating retirement-related (costs)/income	(98)	(1)	nm
Operating (non-GAAP) expense and other (income)	$6,328	$6,254	1.2%
Total expense-to-revenue ratio	42.7%	42.0%	0.7	pts.
Operating (non-GAAP) expense-to-revenue ratio	40.1%	40.4%	(0.3)	pts.

(Dollars in millions)			Yr. to Yr. Percent Change
For the six months ended June 30:	2024	2023
Total expense and other (income)	$13,399	$12,952	3.5%
Non-operating adjustments:
Amortization of acquired intangible assets	$(526)	$(483)	8.8%
Acquisition-related charges	(96)	(10)	nm
Non-operating retirement-related (costs)/income	(194)	4	nm
Operating (non-GAAP) expense and other (income)	$12,584	$12,463	1.0%
Total expense-to-revenue ratio	44.3%	43.6%	0.8	pts.
Operating (non-GAAP) expense-to-revenue ratio	41.6%	41.9%	(0.3)	pts.

nm - not meaningful
For additional information regarding total expense and other (income) for both expense presentations, refer to the following analyses by category.

Management Discussion – (continued)
Selling, General and Administrative Expense

(Dollars in millions)			Yr. to Yr. Percent Change
For the three months ended June 30:	2024	2023
Selling, general and administrative expense:
Selling, general and administrative — other	$4,121	$3,991	3.3%
Advertising and promotional expense	354	372	(5.0)
Workforce rebalancing charges	20	117	(82.7)
Amortization of acquired intangible assets	268	239	12.3
Stock-based compensation	172	168	2.3
Provision for/(benefit from) expected credit loss expense	2	14	(85.4)
Total selling, general and administrative expense	$4,938	$4,900	0.8%
Non-operating adjustments:
Amortization of acquired intangible assets	$(268)	$(239)	12.3%
Acquisition-related charges	(18)	(7)	176.4
Operating (non-GAAP) selling, general and administrative expense	$4,651	$4,655	(0.1)%

(Dollars in millions)			Yr. to Yr. Percent Change
For the six months ended June 30:	2024	2023
Selling, general and administrative expense:
Selling, general and administrative — other	$8,036	$7,877	2.0%
Advertising and promotional expense	633	687	(7.9)
Workforce rebalancing charges	396	376	5.3
Amortization of acquired intangible assets	526	482	9.0
Stock-based compensation	343	317	8.2
Provision for/(benefit from) expected credit loss expense	(21)	16	nm
Total selling, general and administrative expense	$9,912	$9,754	1.6%
Non-operating adjustments:
Amortization of acquired intangible assets	$(526)	$(482)	9.0%
Acquisition-related charges	(28)	(9)	213.8
Operating (non-GAAP) selling, general and administrative expense	$9,358	$9,263	1.0%

nm - not meaningful
Total selling, general and administrative (SG&A) expense increased 0.8 percent in the second quarter of 2024 versus the prior-year period driven primarily by the following factors:
•Higher spending, which includes operating expenses of acquired businesses, as a result of our continued investment to drive our hybrid cloud and AI strategy; and
•Higher acquisition-related charges and amortization of acquired intangible assets (1 point); partially offset by
•Benefits from productivity actions;
•Lower workforce rebalancing charges (2 points); and
•The effects of currency (1 point).
Operating (non-GAAP) SG&A expense was flat year to year primarily driven by the same factors above excluding the higher acquisition-related charges and amortization of acquired intangible assets.

Management Discussion – (continued)

Total SG&A expense increased 1.6 percent in the first six months of 2024 versus the prior-year period driven primarily by the following factors:

•Higher spending, which includes expenses from acquired businesses, as a result of our continued investment to drive our hybrid cloud and AI strategy; and
•Higher acquisition-related charges and amortization of acquired intangible assets (1 point); partially offset by
•Benefits from productivity actions; and
•The effects of currency (1 point).
Operating (non-GAAP) SG&A expense increased 1.0 percent year to year primarily driven by the same factors above excluding the higher acquisition-related charges and amortization of acquired intangible assets.
Expected credit loss expense was a benefit of $21 million in the first six months of 2024 compared to a provision of $16 million in the prior-year period. The year-to-year change was primarily driven by lower reserve requirements in the current year. Refer to "Receivables and Allowances" section on page 72 for additional information.
Research, Development and Engineering

(Dollars in millions)			Yr. to Yr. Percent Change
For the three months ended June 30:	2024	2023
Research, development and engineering expense	$1,840	$1,687	9.1%

(Dollars in millions)			Yr. to Yr. Percent Change
For the six months ended June 30:	2024	2023
Research, development and engineering expense	$3,637	$3,342	8.8%
Research, development and engineering (RD&E) expense increased 9.1 percent and 8.8 percent year to year in the second quarter and first six months of 2024, respectively. RD&E expense increased year to year primarily driven by investments to drive innovation in AI, hybrid cloud and quantum, as well as in Infrastructure ahead of our next IBM Z cycle in 2025.

Intellectual Property and Custom Development Income

(Dollars in millions)			Yr. to Yr. Percent Change
For the three months ended June 30:	2024	2023
Intellectual property and custom development income:
Intellectual property income (1) (2)	$77	$129	(40.6)%
Custom development income	165	119	37.9
Total	$241	$248	(2.8)%

(1)Includes licensing, royalty-based fees and sales.
(2)Prior period has been reclassified to conform to the change in 2024 presentation.

Management Discussion – (continued)

(Dollars in millions)			Yr. to Yr. Percent Change
For the six months ended June 30:	2024	2023
Intellectual property and custom development income:
Intellectual property income (1) (2)	$149	$193	(23.0)%
Custom development income	309	235	31.5
Total	$458	$428	6.9%

(1)Includes licensing, royalty-based fees and sales.
(2)Prior period has been reclassified to conform to the change in 2024 presentation.

Total intellectual property and custom development income decreased 2.8 percent year to year in the second quarter, and increased 6.9 percent in the first six months of 2024 compared to the prior-year period. The increase in the first six months of 2024 was primarily driven by joint development and licensing agreements with a Japanese consortium to leverage our intellectual property and expertise on advanced semiconductors.
The timing and amount of licensing and sales of IP may vary significantly from period to period depending upon the timing of licensing agreements, economic conditions, industry consolidation and the timing of new patents and know-how development.

Other (Income) and Expense

(Dollars in millions)			Yr. to Yr. Percent Change
For the three months ended June 30:	2024	2023
Other (income) and expense:
Foreign currency transaction losses/(gains)	$(140)	$(166)	(15.9)%
(Gains)/losses on derivative instruments (1)	140	141	(0.8)
Interest income	(217)	(201)	7.7
Net (gains)/losses from securities and investment assets	0	3	nm
Retirement-related costs/(income)	98	1	nm
Other	(114)	(39)	193.5
Total other (income) and expense	$(233)	$(261)	(10.6)%
Non-operating adjustments:
Amortization of acquired intangible assets	$—	$0	(100.0)%
Acquisition-related charges (1)	(18)	0	nm
Non-operating retirement-related (costs)/income	(98)	(1)	nm
Operating (non-GAAP) other (income) and expense	$(349)	$(262)	33.1%

(1)2024 includes the realized loss recognized on foreign exchange derivative contracts entered into by the company prior to the acquisition of StreamSets and webMethods from Software AG. Refer to note 16, “Derivative Financial Instruments,” for additional information.
nm - not meaningful

Management Discussion – (continued)

(Dollars in millions)			Yr. to Yr. Percent Change
For the six months ended June 30:	2024	2023
Other (income) and expense:
Foreign currency transaction losses/(gains)	$(345)	$(78)	nm
(Gains)/losses on derivative instruments (1)	427	(1)	nm
Interest income	(427)	(371)	15.2%
Net (gains)/losses from securities and investment assets	(10)	8	nm
Retirement-related costs/(income)	194	(4)	nm
Other	(389)	(61)	nm
Total other (income) and expense	$(550)	$(506)	8.8%
Non-operating adjustments:
Amortization of acquired intangible assets	$—	$(1)	(100.0)%
Acquisition-related charges (1)	(68)	(1)	nm
Non-operating retirement-related (costs)/income	(194)	4	nm
Operating (non-GAAP) other (income) and expense	$(812)	$(504)	61.2%

(1)2024 includes the realized loss recognized on foreign exchange derivative contracts entered into by the company prior to the acquisition of StreamSets and webMethods from Software AG. Refer to note 16, “Derivative Financial Instruments,” for additional information.
nm - not meaningful
Total other (income) and expense was income of $233 million in the second quarter of 2024 and decreased $28 million compared to the prior-year period. The year-to-year change was primarily driven by:
•Higher non-operating retirement-related cost of $97 million primarily driven by an increase in recognized actuarial losses of the Qualified PPP due to the change in amortization period as described in note 18, "Retirement-Related Benefits," partially offset by lower interest costs; partially offset by
•Higher gains on land/building dispositions and sale of intangibles ($54 million) included in “Other”; and
•Higher interest income ($15 million) primarily driven by a higher average cash balance in the current year.
Operating (non-GAAP) other (income) and expense was income of $349 million in the second quarter of 2024 and increased $87 million compared to the prior-year period. The year-to-year change was primarily driven by the factors described above, excluding the higher non-operating retirement-related costs.
Total other (income) and expense was income of $550 million in the first six months of 2024 and increased $44 million compared to the prior-year period. The year-to-year change was primarily driven by:
•Higher gains on divestitures ($214 million) primarily driven by the divestiture of The Weather Company assets (included in “Other” in the table above). Refer to note 5, "Acquisitions & Divestitures," for additional information; and
•Higher gains on land/building dispositions and sale of intangibles ($77 million) included in “Other”; and
•Higher interest income ($56 million) primarily driven by a higher average cash balance in the current year; partially offset by
•Higher non-operating retirement-related cost of $198 million primarily driven by the change in amortization period as described in note 18, "Retirement-Related Benefits," partially offset by lower interest costs; and
•Net exchange losses (including derivative instruments) of $82 million in the current year versus net exchange gains of $79 million in the prior year.

Management Discussion – (continued)
Operating (non-GAAP) other (income) and expense was income of $812 million in the first six months of 2024 and increased $308 million compared to the prior-year period. The year-to-year change was primarily driven by the factors described above, excluding the higher non-operating retirement-related costs.
Interest Expense

(Dollars in millions)			Yr. to Yr. Percent Change
For the three months ended June 30:	2024	2023
Interest expense	$427	$423	1.0%

(Dollars in millions)			Yr. to Yr. Percent Change
For the six months ended June 30:	2024	2023
Interest expense	$859	$790	8.7%
Interest expense increased $4 million and $69 million year to year in the second quarter and first six months of 2024, respectively. Interest expense is presented in cost of financing in the Consolidated Income Statement if the related external borrowings are to support the Financing external business. Overall interest expense (excluding capitalized interest) for the second quarter and first six months of 2024 was $509 million and $1,026 million, respectively, an increase of $3 million and $63 million, respectively, compared to the prior-year periods. The year-to-year dynamics for both the second quarter and first six months of 2024 were primarily driven by higher average interest rates and a higher average debt balance in the current year.
Retirement-Related Plans
The following tables provide the total pre-tax cost for all retirement-related plans. The operating cost amounts are included in the Consolidated Income Statement within the caption (e.g., Cost, SG&A, RD&E) relating to the job function of the plan participants. The non-operating cost amounts are included in other (income) and expense.

(Dollars in millions)			Yr. to Yr. Percent Change
For the three months ended June 30:	2024	2023
Retirement-related plans — cost:
Service cost	$141	$46	208.8%
Multi-employer plans	3	3	1.7
Cost of defined contribution plans	109	242	(55.1)
Total operating costs	$252	$291	(13.2)%
Interest cost	$555	$604	(8.1)%
Expected return on plan assets	(725)	(745)	(2.6)
Recognized actuarial losses	256	128	99.8
Amortization of prior service costs/(credits)	(2)	(2)	(13.8)
Curtailments/settlements	2	6	(60.6)
Other costs	12	10	17.0
Total non-operating costs/(income)	$98	$1	nm
Total retirement-related plans — cost	$350	$292	20.0%

nm - not meaningful

Management Discussion – (continued)

(Dollars in millions)			Yr. to Yr. Percent Change
For the six months ended June 30:	2024	2023
Retirement-related plans — cost:
Service cost	$284	$92	209.2%
Multi-employer plans	6	6	1.4
Cost of defined contribution plans	220	511	(57.1)
Total operating costs	$510	$610	(16.4)%
Interest cost	$1,113	$1,203	(7.5)%
Expected return on plan assets	(1,455)	(1,484)	(1.9)
Recognized actuarial losses	515	257	99.9
Amortization of prior service costs/(credits)	(4)	(4)	(17.5)
Curtailments/settlements	4	5	(11.4)
Other costs	20	19	7.6
Total non-operating costs/(income)	$194	$(4)	nm
Total retirement-related plans — cost	$704	$606	16.2%

nm - not meaningful

Total pre-tax retirement-related plan cost increased by $58 million compared to the second quarter of 2023, primarily driven by an increase in recognized actuarial losses ($128 million) and higher service cost ($95 million), partially offset by lower cost of defined contribution plans ($134 million) and lower interest costs ($49 million). Total cost for the first six months of 2024 increased by $98 million compared to the first six months of 2023, primarily driven by an increase in recognized actuarial losses ($257 million) and higher service cost ($192 million), partially offset by lower cost of defined contribution plans ($292 million) and lower interest costs ($90 million).
As described in the “Operating (non-GAAP) Earnings” section, management characterizes certain retirement-related costs as operating and others as non-operating. Utilizing this characterization, operating retirement-related costs in the second quarter of 2024 were $252 million, a decrease of $38 million compared to the second quarter of 2023. The decrease was primarily driven by lower cost of defined contribution plans ($134 million), partially offset by higher service cost ($95 million) due to the U.S. retirement plan changes. For the first six months of 2024, operating retirement-related costs were $510 million, a decrease of $100 million compared to the prior-year period, primarily driven by lower cost of defined contribution plans ($292 million), partially offset by higher service cost ($192 million) due to U.S. retirement plan changes. Including the related employee salary increase effective January 1, 2024, the net impact to our operating costs from the U.S. retirement plan changes was immaterial for the three and six months ended June 30, 2024. Refer to note 18, "Retirement-Related Benefits," for additional information. Non-operating costs/(income) of $98 million in the second quarter of 2024 increased $97 million year to year and for the first six months of 2024 was $194 million of cost compared to $4 million of income in the prior-year period. The year-to-year changes were primarily driven by an increase in recognized actuarial losses, due to the change in amortization period of the Qualified PPP as described in note 18, "Retirement-Related Benefits," partially offset by lower interest costs.
Taxes
The continuing operations provision for income taxes in the second quarter of 2024 was $389 million, compared to $419 million in the second quarter of 2023. The operating (non-GAAP) provision for income taxes in the second quarter of 2024 was $516 million, compared to $393 million in the second quarter of 2023.
The continuing operations benefit from income taxes in the first six months of 2024 was $112 million, compared to a provision for income taxes of $543 million in the first six months of 2023. The benefit from income taxes in the first six months of 2024 was primarily driven by the resolution of certain tax audit matters in the first quarter. The operating (non-GAAP) provision for income taxes in the first six months of 2024 was $610 million, compared to $593 million in the first six months of 2023.

Management Discussion – (continued)
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
During the fourth quarter of 2020, the U.S. Internal Revenue Service (IRS) concluded its examination of the company’s U.S. income tax returns for 2013 and 2014 and issued a final Revenue Agent’s Report (RAR) proposing adjustments related to certain cross-border transactions that occurred in 2013. The company filed its IRS Appeals protest in the first quarter of 2021, and in October of 2023, the IRS issued a revised RAR. These adjustments, if sustained, would increase the company’s income subject to tax by approximately $4.2 billion, with tax calculated at the relevant federal income tax rate. The company continues to strongly disagree with the IRS position and will pursue resolution at IRS Appeals and then court, if necessary. In the first quarter of 2024, the IRS concluded its examination of the company's U.S. income tax returns for 2015 and 2016 and issued a final RAR proposing adjustments related to certain cross-border transactions that occurred in 2015. The proposed adjustments, if sustained, would increase the company’s income subject to tax by approximately $1.2 billion, with tax calculated at the relevant federal income tax rate. The company strongly disagrees with the IRS position and filed its IRS Appeals protest in the second quarter of 2024. In the fourth quarter of 2021, the IRS commenced its audit of the company’s U.S. tax returns for 2017 and 2018. The company anticipates that this audit will be completed in 2024. With respect to major U.S. state and foreign taxing jurisdictions, the company is generally no longer subject to tax examinations for years prior to 2016. The company is no longer subject to income tax examination of its U.S. federal tax return for years prior to 2013. The open years contain matters that could be subject to differing interpretations of applicable tax laws and regulations as it relates to the amount and/or timing of income, deductions, and tax credits. Although the outcome of tax audits is always uncertain, the company believes that adequate amounts of tax, interest and penalties have been provided for any adjustments that are expected to result for these years.
The company is involved in a number of income tax-related matters in India challenging tax assessments issued by the India Tax Authorities. As of June 30, 2024, the company had recorded $584 million as prepaid income taxes in India. A significant portion of this balance represents cash tax deposits paid over time to protect the company’s right to appeal various income tax assessments made by the India Tax Authorities. Although the outcome of tax audits is always uncertain, the company believes that adequate amounts of tax, interest and penalties have been provided for any adjustments that are expected to result for these years.
The amount of unrecognized tax benefits at June 30, 2024 is $8,398 million which can be reduced by $595 million associated with timing adjustments, potential transfer pricing adjustments, and state income taxes. The net amount of $7,803 million, if recognized, would favorably affect the company’s effective tax rate.
Financial Position
Dynamics
Our balance sheet at June 30, 2024 continues to provide us with financial flexibility to support and invest in the business.
Cash and cash equivalents, restricted cash and marketable securities at June 30, 2024 were $15,959 million, an increase of $2,497 million compared to December 31, 2023, including restricted cash held in escrow in connection with the acquisition of StreamSets and webMethods from Software AG which was remitted on July 1, 2024. Total debt of $56,531 million at June 30, 2024 was flat compared to December 31, 2023. We continue to manage our debt levels while being acquisitive and without sacrificing investments in our business.
In the first six months of 2024, we generated $6,234 million in cash from operating activities, a decrease of $179 million compared to the first six months of 2023. Our free cash flow for the six months ended June 30, 2024 was $4,522 million, an increase of $1,081 million versus the prior year. Refer to pages 76 through 77 for additional information on free cash flow. Our cash generation enables us to continue investing in innovation and expertise across the portfolio, while returning value to shareholders through dividends. We returned $3,058 million to shareholders through dividends in the first half of 2024.

Our pension plans were well funded at the end of 2023, with worldwide qualified plans funded at 111 percent. Overall pension funded status as of the end of June 2024 was fairly consistent with year-end 2023. We expect contributions for all

Management Discussion – (continued)
retirement-related plans to be approximately $1.5 billion in 2024, a decrease of approximately $0.3 billion compared to 2023.
IBM Working Capital

(Dollars in millions)	At June 30, 2024	At December 31, 2023
Current assets	$33,299	$32,908
Current liabilities	29,648	34,122
Working capital	$3,651	$(1,214)
Current ratio	1.12:1	0.96:1
Working capital increased $4,865 million from the year-end 2023 position. Current assets increased $391 million ($1,097 million adjusted for currency) primarily in cash and cash equivalents, restricted cash, and marketable securities; partially offset by a decrease in receivables mainly from collections of seasonally higher year-end balances. Current liabilities decreased $4,474 million ($3,808 million adjusted for currency) due to declines in short-term debt mainly due to maturities, taxes payable, and accounts payable, partially offset by an increase in deferred income.
Receivables and Allowances
Roll Forward of Total IBM Receivables Allowance for Credit Losses

(Dollars in millions)
January 1, 2024	Additions / (Releases) (1)	Write-offs (2)(3)	Foreign currency and other (3)	June 30, 2024
$457	$(19)	$(125)	$(11)	$302

(1)Additions/(Releases) for allowance for credit losses are recorded in expense.
(2)Refer to note A, “Significant Accounting Policies,” in our 2023 Annual Report for additional information regarding allowance for credit loss write-offs.
(3)Includes activity related to discontinued operations.
Excluding receivables classified as held for sale, the total IBM receivables provision coverage was 1.7 percent at June 30, 2024, a decrease of 50 basis points compared to December 31, 2023. The decrease in coverage is due to declines in reserves primarily driven by write-offs; partially offset by the overall decrease in total receivables. The write-offs during the six months ended June 30, 2024 were primarily driven by receivables from discontinued operations which had been previously reserved and were written off in the first quarter. Refer to Financing's "Financial Position" on page 79 for additional details regarding the Financing segment receivables and allowances.
Noncurrent Assets and Liabilities

(Dollars in millions)	At June 30, 2024	At December 31, 2023
Noncurrent assets	$100,548	$102,333
Long-term debt	$52,929	$50,121
Noncurrent liabilities (excluding debt)	$27,168	$28,385
The decrease in noncurrent assets of $1,785 million ($559 million adjusted for currency) is primarily due to a decrease in intangible assets driven by amortization.
Long-term debt increased $2,808 million ($3,411 million adjusted for currency) primarily driven by our first-quarter debt issuances; partially offset by reclassifications to short-term debt to reflect upcoming maturities.
Noncurrent liabilities (excluding debt) decreased $1,217 million ($571 million adjusted for currency) primarily driven by a decrease in income tax reserves from the resolution of certain tax audit matters in the first quarter and a decrease in retirement and nonpension postretirement benefit obligations.

Management Discussion – (continued)
Debt
Our funding requirements are continually monitored as we execute our strategies to manage the overall asset and liability profile. Additionally, we maintain sufficient flexibility to access global funding sources as needed.

(Dollars in millions)	At June 30, 2024	At December 31, 2023
Total debt	$56,531	$56,547
Financing segment debt (1)	$11,112	$11,879
Non-Financing debt	$45,420	$44,668

(1)Refer to Financing’s “Financial Position” on page 79 for additional details.
Total debt of $56,531 million decreased $16 million (increased $607 million adjusted for currency) from December 31, 2023, primarily driven by maturities of $5,224 million and currency impacts; partially offset by proceeds from issuances of $5,705 million.
Non-Financing debt of $45,420 million increased $752 million ($1,201 million adjusted for currency) from December 31, 2023, primarily due to first-quarter debt issuances; partially offset by maturities.

Financing segment debt of $11,112 million decreased $768 million ($594 million adjusted for currency) from December 31, 2023, primarily due to lower funding requirements associated with financing receivables.
Financing provides financing solutions predominantly for IBM’s external client assets, and the debt used to fund Financing assets is primarily composed of intercompany loans. Total debt changes generally correspond with the level of client and commercial financing receivables, the level of cash and cash equivalents, the change in intercompany and external payables and the change in intercompany investment from IBM. The terms of the intercompany loans are set by the company to substantially match the term, currency and interest rate variability underlying the financing receivable. The Financing debt-to-equity ratio remained at 9.0 to 1 at June 30, 2024.
Interest expense relating to debt supporting Financing’s external client and internal business is included in the “Financing Results of Operations” and in note 4, “Segments.” In the Consolidated Income Statement, the external debt-related interest expense supporting Financing’s internal financing to the company is classified as interest expense.
Equity
Total equity increased $1,490 million from December 31, 2023, primarily driven by an increase from net income of $3,439 million and common stock of $858 million; partially offset by dividends paid of $3,058 million.
Cash Flow
Our cash flows from operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flows on page 7, are summarized in the table below. These amounts also include the cash flows associated with the Financing business.

(Dollars in millions)
For the six months ended June 30:	2024	2023
Net cash provided by/(used in):
Operating activities	$6,234	$6,412
Investing activities	(1,971)	(7,953)
Financing activities	(2,638)	2,978
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(236)	(1)
Net change in cash, cash equivalents and restricted cash	$1,389	$1,436

Management Discussion – (continued)
Net cash provided by operating activities decreased $179 million as compared to the first six months of 2023. This was due to a decrease in cash provided by financing receivables; partially offset by performance-related improvements within net income. Changes in operating assets and liabilities, net of acquisitions/divestitures in the Consolidated Statement of Cash Flows also includes the reduction of tax reserves mainly in the first-quarter 2024 which is reflected as a non-cash adjustment to reconcile net income/(loss) to cash from operating activities.

Net cash used in investing activities decreased $5,982 million mainly driven by a decrease in net cash used in marketable securities and other investments and an increase in cash provided by divestitures from the sale of The Weather Company assets in the first quarter of 2024.
Financing activities were a net use of cash of $2,638 million in the first six months of 2024 compared to a net source of cash of $2,978 million in the first six months of 2023 primarily driven by a lower level of net debt issuances in the current-year period.
Looking Forward
Technology has proven to be a fundamental source of competitive advantage. Continued demand for technology will serve as a major driving force behind global economic and business growth as businesses look to scale, offer better services, drive efficiencies and seize new market opportunities. AI-driven productivity, in particular, continues to be a top priority for businesses for both cost reductions and new revenue opportunities.
Enterprise AI continues to gain traction. In 2024, we anticipate more clients moving from experimenting to deploying AI at scale to unlock productivity. We believe our comprehensive AI strategy is well positioned to help clients scale AI. It has been a year since we introduced watsonx and our generative AI strategy to the market. We have infused AI across the business. From the tools clients use to manage and optimize their hybrid cloud environments, to our platform products across watsonx.ai, .data and .gov, to Infrastructure and Consulting, you can find AI innovation in all of our segments. For example, in Software, our broad suite of automation products such as Apptio and watsonx Orchestrate are leveraging AI. Red Hat is bringing AI to the platform with innovation such as OpenShift AI and RHEL AI. In Transaction Processing we are experiencing early momentum in watsonx Code Assistant for Z. In Infrastructure, IBM Z is equipped with real time AI inferencing capabilities. In Consulting, our experts are helping clients design and implement AI strategies and are also leveraging AI technologies in the delivery of those services.
We are committed to an open innovation ecosystem around AI, to help our clients maximize flexibility and leverage skills and IBM with Red Hat can be a key driver of open-source AI. We recently announced that we open-sourced IBM’s Granite family of large language models and we see parallels to how Linux became dominant in the enterprise server space as a result of the speed and innovation offered by open source. Red Hat and IBM also launched InstructLab to evolve and improve AI models. Our partner ecosystem remains essential to both AI and hybrid cloud growth and we continue to progress strategic partnerships with industry leaders. In May, IBM and Palo Alto Networks announced a partnership to deliver AI-powered security solutions using watsonx. As part of this, Palo Alto is acquiring certain IBM QRadar SaaS assets, and we are partnering to offer seamless migration for QRadar customers to XSIAM. The cash proceeds from the sale of QRadar SaaS assets will be reflected in free cash flow, as they will be included in cash from investing activities within proceeds from disposition of PP&E, other, in the Consolidated Statement of Cash Flows. These proceeds are expected to be largely offset by structural actions to address stranded costs, representing a modest net benefit to free cash flow in the second half of 2024. This transaction is expected to close in the third quarter of 2024, subject to regulatory approvals and other customary closing conditions.
We continue to invest in emerging technologies, bringing new innovations to market. In early April 2024, we installed a Quantum System One, the first IBM quantum system on a college campus anywhere in the world. This installation will advance research in critical areas such as energy, storage, materials science and financial modeling. As we remain focused on portfolio optimization, we closed the sale of The Weather Company assets in January. To complement our portfolio, we completed four acquisitions in the first half of 2024, and on July 1, 2024, we completed the acquisition of the StreamSets and webMethods assets from Software AG. This acquisition brings together leading capabilities in integration, API management and data ingestion.
On April 24, 2024, we announced our intent to acquire all of the outstanding shares of HashiCorp. The combination of IBM’s and HashiCorp’s combined portfolios will help clients manage growing application and infrastructure complexity and create a comprehensive end-to-end hybrid cloud platform designed for the AI era. Under the terms of the definitive agreement, HashiCorp shareholders on record immediately prior to the effective time on the closing date will receive $35

Management Discussion – (continued)
per share in cash, representing a total enterprise value of approximately $6.4 billion. On July 15, 2024, HashiCorp stockholders voted to approve the merger with IBM. The transaction is expected to close by the end of 2024, subject to regulatory approvals and other customary closing conditions. Upon closing, HashiCorp will be integrated into the Software segment.
In the first six months of 2024, we continued to invest organically and inorganically, bring new products and innovation to market, expand our ecosystem and drive productivity across our business. Our first half performance is another proof point of this progress. We are a more focused business that has delivered sustained revenue growth and strong cash generation – a business well positioned for the future.
Retirement-Related Plans
Our pension plans are well funded. Contributions for all retirement-related plans are expected to be approximately $1.5 billion in 2024, of which $0.2 billion generally relates to legally required contributions to non-U.S. defined benefit and multi-employer plans. The expected decrease of $0.3 billion in total contributions for 2024 is primarily driven by ongoing dynamics of our retirement-related plans, including the change in U.S. retirement-related benefits described in note 18, "Retirement-Related Benefits." We expect 2024 pre-tax retirement-related plan cost to be approximately $1.5 billion, an increase of approximately $0.3 billion compared to 2023. Within total retirement-related plan cost, operating retirement-related plan cost is expected to be approximately $1.1 billion, a decrease of approximately $0.1 billion compared to 2023. Non-operating retirement-related plan cost is expected to be approximately $0.4 billion, an increase of approximately $0.5 billion compared to 2023, primarily driven by higher recognized actuarial losses; partially offset by lower interest cost.
Currency Rate Fluctuations
Changes in the relative values of non-U.S. currencies to the USD affect our financial results and financial position. At June 30, 2024, currency changes resulted in assets and liabilities denominated in local currencies being translated into fewer dollars than at year-end 2023. We use financial hedging instruments to limit specific currency risks related to foreign currency-based transactions.
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
Based on the currency rate movements in the second quarter of 2024, revenue from continuing operations increased 1.9 percent as reported and 4 percent at constant currency compared to the prior year. In the first six months of 2024, revenue from continuing operations increased 1.7 percent as reported and 3 percent at constant currency, compared to the same period in 2023. In the second quarter of 2024, currency translation and hedging negatively impacted year-to-year pre-tax income growth and operating (non-GAAP) pre-tax income growth each by approximately $100 million. In the first six months of 2024, currency translation and hedging negatively impacted year-to-year pre-tax income growth and operating (non-GAAP) pre-tax income growth by approximately $300 million and $250 million, respectively. From a segment perspective, in the second quarter of 2024, currency translation and hedging negatively impacted our Infrastructure segment profit margin year-to-year growth by approximately one point. In the first six months of 2024, currency translation and hedging impacted our Infrastructure segment profit margin year-to-year growth by approximately one point, and Software and Consulting by about half of a point each.We view these amounts as a theoretical maximum impact to our as-reported financial results. Hedging and certain underlying foreign currency transaction gains and losses are allocated to our segment results. Considering the operational responses mentioned above, movements of exchange rates, and the nature and timing of hedging instruments, it is difficult to predict future currency impacts on any particular period.
For non-U.S. subsidiaries and branches that operate in U.S. dollars or whose economic environment is highly inflationary, translation adjustments are reflected in results of operations. Generally, we manage currency risk in these entities by linking prices and contracts to U.S. dollars.

Management Discussion – (continued)
Liquidity and Capital Resources
In our 2023 Annual Report, on pages 30 to 32, there is a discussion of our liquidity including two tables that present three years of data. The table presented on page 30 includes net cash from operating activities, cash and cash equivalents, restricted cash and short-term marketable securities, and the size of our global credit facilities for each of the past three years. For the six months ended, or at, as applicable, June 30, 2024, those amounts are $6.2 billion of net cash from operating activities, $16.0 billion of cash and cash equivalents, restricted cash and short-term marketable securities and $10.0 billion in global credit facilities, respectively. While we have no current plans to draw on these credit facilities, they are available as back-up liquidity. On June 17, 2024, the company amended its $2.5 billion Three-Year Credit Agreement and $7.5 billion Five-Year Credit Agreement (the Credit Agreements) to extend the maturity dates to June 20, 2027 and June 22, 2029, respectively. Refer to note 12, “Borrowings,” for additional details on these credit facilities.
The major rating agencies' ratings on our debt securities at June 30, 2024 appear in the following table and remain unchanged from March 31, 2024.

IBM Ratings:	Standard and Poor's	Moody’s Investors Service	Fitch Ratings
Senior long-term debt	A-	A3	A-
Commercial paper	A-2	Prime-2	F1
We have financial flexibility, supported by our strong liquidity position and cash flows, to operate at a single A credit rating. At June 30, 2024, our debt level was flat from December 31, 2023 driven by maturities and currency impacts; partially offset by proceeds from issuances.
We do not have “ratings trigger” provisions in our debt covenants or documentation, which would allow the holders to declare an event of default and seek to accelerate payments thereunder in the event of a change in credit rating. Our debt covenants are well within the required levels. Our contractual agreements governing derivative instruments contain standard market clauses which can trigger the termination of the agreement if our credit rating were to fall below investment grade. At June 30, 2024, the fair value of those instruments that were in a liability position was $624 million, before any applicable netting, and this position is subject to fluctuations in fair value period to period based on the level of our outstanding instruments and market conditions. We have no other contractual arrangements that, in the event of a change in credit rating, would result in a material adverse effect on our financial position or liquidity.
We prepare our Consolidated Statement of Cash Flows in accordance with applicable accounting standards for cash flow presentation on page 7 of this Form 10-Q and highlight causes and events underlying sources and uses of cash in that format on page 73. For the purpose of running its business, IBM manages, monitors and analyzes cash flows in a different manner.
Management uses free cash flow as a measure to evaluate its operating results, plan shareholder return levels, strategic investments and assess its ability and need to incur and service debt. The entire free cash flow amount is not necessarily available for discretionary expenditures. We define free cash flow as net cash from operating activities less the change in Financing receivables and net capital expenditures, including the investment in software and other asset sales. A key objective of the Financing business is to generate strong returns on equity, and our Financing receivables are the basis for that growth. Accordingly, management considers Financing receivables as a profit-generating investment, not as working capital that should be minimized for efficiency. Therefore, management includes presentations of both free cash flow and net cash from operating activities that exclude the effect of Financing receivables.

Management Discussion – (continued)
The following is management’s view of cash flows for the first six months of 2024 and 2023 prepared in a manner consistent with the description above.

(Dollars in millions)
For the six months ended June 30:	2024	2023
Net cash from operating activities per GAAP	$6,234	$6,412
Less: change in Financing receivables	951	2,028
Net cash from operating activities, excluding Financing receivables	$5,283	$4,385
Capital expenditures, net	(761)	(944)
Free cash flow	$4,522	$3,441
Acquisitions	(235)	(356)
Divestitures	703	6
Dividends	(3,058)	(3,007)
Non-Financing debt	1,076	8,514
Other (includes Financing net receivables and Financing debt)	(510)	(1,109)
Change in cash, cash equivalents, restricted cash and short-term marketable securities	$2,497	$7,489
In the first six months of 2024, we generated $4.5 billion in free cash flow, an increase of $1.1 billion versus the prior-year period. The increase was primarily driven by performance-related improvements within net income and $0.2 billion from timing of capital expenditures.

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
Results of Operations

(Dollars in millions)			Yr. to Yr. Percent Change
For the three months ended June 30:	2024	2023
Revenue	$169	$185	(8.3)%
Segment profit (1)	$77	$64	19.3%

(Dollars in millions)			Yr. to Yr. Percent Change
For the six months ended June 30:	2024	2023
Revenue	$362	$380	(4.9)%
Segment profit (1)	$168	$164	2.4%

(1)Prior-year amounts recast to reflect January 2024 segment changes.
For the three months ended June 30, 2024, financing revenue decreased 8.3 percent as reported (6.6 percent adjusted for currency) compared to the prior-year period. For the six months ended June 30, 2024, financing revenue decreased 4.9 percent as reported (4.0 percent adjusted for currency) compared to the prior-year period. These declines were primarily driven by a reduction in used equipment sales.
Financing segment profit increased 19.3 percent to $77 million in the second quarter of 2024, compared to the prior-year period and the segment profit margin of 45.3 percent increased 10.5 points year to year. The increase in segment profit was primarily driven by lower unallocated credit loss reserve requirements. For the six months ended June 30, 2024, Financing segment profit increased 2.4 percent to $168 million compared to the prior-year period and the segment profit margin of 46.5 percent increased 3.3 points year to year. The increase in segment profit was primarily driven by lower unallocated reserve requirements in the current year partially offset by settlements on non-accrual assets in the prior year.

Management Discussion – (continued)
Financial Position

(Dollars in millions)	At June 30, 2024	At December 31, 2023
Cash and cash equivalents	$412	$555
Client financing receivables:
Net investment in sales-type and direct financing leases (1)	3,951	4,237
Client loans	6,002	6,486
Total client financing receivables	$9,953	$10,723
Commercial financing receivables:
Held for investment	613	1,155
Held for sale	723	692
Other receivables	15	26
Total external receivables (2)	$11,303	$12,596
Intercompany assets (3)	1,019	963
Other assets	217	294
Total assets	$12,951	$14,409

Debt (4)	$11,112	$11,879
Other liabilities (5) (6)	608	1,205
Total liabilities (5)	$11,720	$13,085
Total equity (5)	$1,232	$1,324
Total liabilities and equity	$12,951	$14,409

(1)Includes deferred initial direct costs which are expensed in IBM’s consolidated financial results.
(2)The change in total external receivables of $1.3 billion and the $1.0 billion change in Financing segment’s receivables disclosed in the free cash flow presentation on page 77 is primarily attributable to currency impacts.
(3)Total amount is eliminated for purposes of IBM’s consolidated financial results and therefore does not appear in the Consolidated Balance Sheet.
(4)Financing segment debt is primarily composed of intercompany loans.
(5)Prior-year amounts recast to reflect January 2024 segment change. Other liabilities have been reclassified to conform to the change in 2024 presentation.
(6)Includes intercompany payables of $0.4 billion at December 31, 2023. There were no intercompany payables outstanding at June 30, 2024. These intercompany payables were eliminated for purposes of IBM’s consolidated financial results.

Financing Segment Receivables and Allowances
The following table presents external Financing segment receivables excluding receivables classified as held for sale, and immaterial miscellaneous receivables.

(Dollars in millions)	At June 30, 2024	At December 31, 2023
Amortized cost (1)	$10,702	$12,034
Specific allowance for credit losses	104	111
Unallocated allowance for credit losses	32	45
Total allowance for credit losses	137	156
Net financing receivables	$10,566	$11,878
Allowance for credit losses coverage	1.3%	1.3%

(1)Includes deferred initial direct costs which are expensed in IBM’s consolidated financial results.
The percentage of Financing segment receivables reserved was 1.3 percent at both June 30, 2024 and December 31, 2023.

Management Discussion – (continued)
We continue to apply our rigorous credit policies. Approximately 75 percent of the total external portfolio was with investment grade clients, an increase of 3 points as compared to December 31, 2023. This investment grade percentage is based on the credit ratings of the companies in the portfolio and reflects certain mitigation actions taken to reduce the risk to IBM.

For additional information relating to the company's credit quality and mitigation actions, including sales of receivables, refer to note 9, “Financing Receivables.”
Return on Equity Calculation

	For Three Months Ended June 30,		For Six Months Ended June 30,
(Dollars in millions)	2024	2023 (1)	2024	2023 (1)
Numerator:
Financing after-tax segment profit (2)	$62	$53	$137	$135
Annualized after-tax segment profit (A)	$250	$210	$275	$270
Denominator:
Average Financing equity (B) (3)	$1,167	$1,172	$1,219	$1,259
Financing return on equity (A)/(B)	21.4%	17.9%	22.5%	21.4%

(1)Prior-year amounts recast to reflect January 2024 segment changes.
(2)Calculated based upon an estimated tax rate, which is a function of IBM’s provision for income taxes determined on a consolidated basis.
(3)Average of the ending equity for Financing for the last two quarters and three quarters, for the three months ended June 30 and for the six months ended June 30, respectively.
Return on equity was 21.4 percent compared to 17.9 percent for the three months ended June 30, 2024, and 2023, respectively. The increase was driven by an increase in net income. Return on equity was 22.5 percent compared to 21.4 percent for the six months ended June 30, 2024, and 2023, respectively. The increase was primarily driven by a lower average equity balance and an increase in net income.
Residual Value
The following table presents the recorded amount of unguaranteed residual value for sales-type and direct financing leases at June 30, 2024 and December 31, 2023. In addition, the table presents the run out of when the unguaranteed residual value assigned to equipment on leases at June 30, 2024 is expected to be returned to the company. The unguaranteed residual value for operating leases at June 30, 2024 and December 31, 2023 was not material. For additional information related to the company's residual value, refer to note A, "Significant Accounting Policies," in the company's 2023 Annual Report.

Unguaranteed Residual Value

	At December 31, 2023	At June 30, 2024	Estimated Run Out of June 30, 2024 Balance
(Dollars in millions)			2024	2025	2026	2027 and Beyond
Sales-type and direct financing leases	$458	$464	$30	$136	$121	$176

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

(Dollars in millions except per share amounts)	GAAP	Acquisition- Related Adjustments		Retirement- Related Adjustments		U.S. Tax Reform Impacts		Operating (non-GAAP)
For the three months ended June 30, 2024:
Gross profit	$8,950	$170		$—		$—		$9,120
Gross profit margin	56.8%	1.1	pts.	—	pts.	—	pts.	57.8%
SG&A	$4,938	$(286)		$—		$—		$4,651
Other (income) and expense (1)	$(233)	$(18)		$(98)		$—		$(349)
Total expense and other (income)	$6,730	$(304)		$(98)		$—		$6,328
Pre-tax income from continuing operations	$2,219	$474		$98		$—		$2,792
Pre-tax margin from continuing operations	14.1%	3.0	pts.	0.6	pts.	—	pts.	17.7%
Provision for income taxes (2)	$389	$113		$26		$(12)		$516
Effective tax rate	17.5%	1.1	pts.	0.3	pts.	(0.4)	pts.	18.5%
Income from continuing operations	$1,830	$362		$72		$12		$2,275
Income margin from continuing operations	11.6%	2.3	pts.	0.5	pts.	0.1	pts.	14.4%
Diluted earnings per share from continuing operations	$1.96	$0.39		$0.08		$0.01		$2.43

(Dollars in millions except per share amounts)	GAAP	Acquisition- Related Adjustments		Retirement- Related Adjustments		U.S. Tax Reform Impacts		Operating (non-GAAP)
For the three months ended June 30, 2023:
Gross profit	$8,501	$150		$—		$—		$8,650
Gross profit margin	54.9%	1.0	pts.	—	pts.	—	pts.	55.9%
SG&A	$4,900	$(245)		$—		$—		$4,655
Other (income) and expense	$(261)	$0		$(1)		$—		$(262)
Total expense and other (income)	$6,501	$(246)		$(1)		$—		$6,254
Pre-tax income from continuing operations	$2,000	$395		$1		$—		$2,396
Pre-tax margin from continuing operations	12.9%	2.6	pts.	0.0	pts.	—	pts.	15.5%
Provision for income taxes (2)	$419	$87		$(3)		$(110)		$393
Effective tax rate	21.0%	0.2	pts.	(0.2)	pts.	(4.6)	pts.	16.4%
Income from continuing operations	$1,581	$308		$5		$110		$2,003
Income margin from continuing operations	10.2%	2.0	pts.	0.0	pts.	0.7	pts.	12.9%
Diluted earnings per share from continuing operations	$1.72	$0.34		$0.00		$0.12		$2.18

(1)Acquisition-Related Adjustments in 2024 includes a realized loss of $18 million on foreign exchange derivative contracts entered into by the company prior to the acquisition of StreamSets and webMethods from Software AG. Refer to note 16, “Derivative Financial Instruments,” for additional information.
(2)The tax impact on operating (non-GAAP) pre-tax income from continuing operations is calculated under the same accounting principles applied to the GAAP pre-tax income which employs an annual effective tax rate method to the results.

Management Discussion – (continued)

(Dollars in millions except per share amounts)	GAAP	Acquisition- Related Adjustments		Retirement- Related Adjustments		U.S. Tax Reform Impacts (1)		Operating (non-GAAP)
For the six months ended June 30, 2024:
Gross profit	$16,692	$341		$—		$—		$17,033
Gross profit margin	55.2%	1.1	pts.	—	pts.	—	pts.	56.3%
SG&A	$9,912	$(554)		$—		$—		$9,358
Other (income) and expense (2)	$(550)	$(68)		$(194)		$—		$(812)
Total expense and other (income)	$13,399	$(622)		$(194)		$—		$12,584
Pre-tax income from continuing operations	$3,293	$963		$194		$—		$4,449
Pre-tax margin from continuing operations	10.9%	3.2	pts.	0.6	pts.	—	pts.	14.7%
Provision for/(benefit from) income taxes (3)	$(112)	$255		$31		$436		$610
Effective tax rate	(3.4)%	6.5	pts.	0.9	pts.	9.8	pts.	13.7%
Income from continuing operations	$3,405	$707		$163		$(436)		$3,839
Income margin from continuing operations	11.3%	2.3	pts.	0.5	pts.	(1.4)	pts.	12.7%
Diluted earnings per share from continuing operations	$3.65	$0.76		$0.17		$(0.47)		$4.11

(Dollars in millions except per share amounts)	GAAP	Acquisition- Related Adjustments		Retirement- Related Adjustments		U.S. Tax Reform Impacts		Operating (non-GAAP)
For the six months ended June 30, 2023:
Gross profit	$16,010	$298		$—		$—		$16,308
Gross profit margin	53.9%	1.0	pts.	—	pts.	—	pts.	54.9%
SG&A	$9,754	$(491)		$—		$—		$9,263
Other (income) and expense	$(506)	$(2)		$4		$—		$(504)
Total expense and other (income)	$12,952	$(493)		$4		$—		$12,463
Pre-tax income from continuing operations	$3,058	$791		$(4)		$—		$3,845
Pre-tax margin from continuing operations	10.3%	2.7	pts.	0.0	pts.	—	pts.	12.9%
Provision for income taxes (3)	$543	$178		$(14)		$(115)		$593
Effective tax rate	17.8%	1.0	pts.	(0.3)	pts.	(3.0)	pts.	15.4%
Income from continuing operations	$2,515	$613		$10		$115		$3,252
Income margin from continuing operations	8.5%	2.1	pts.	0.0	pts.	0.4	pts.	10.9%
Diluted earnings per share from continuing operations	$2.74	$0.67		$0.01		$0.13		$3.54

(1)2024 includes a benefit from income taxes due to the resolution of certain tax audit matters in the first quarter.
(2)Acquisition-Related Adjustments in 2024 includes a realized loss of $68 million on foreign exchange derivative contracts entered into by the company prior to the acquisition of StreamSets and webMethods from Software AG. Refer to note 16, “Derivative Financial Instruments,” for additional information.
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

Part II — Other Information
Item 1. Legal Proceedings
Refer to note 14, “Contingencies,” in this Form 10-Q.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Repurchases of Equity Securities
The following table provides information relating to the company’s repurchase of common stock for the second quarter of 2024.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under The Program (1)
April 1, 2024 - April 30, 2024	—	$—	—	$2,007,611,768

May 1, 2024 - May 31, 2024	—	$—	—	$2,007,611,768

June 1, 2024 - June 30, 2024	—	$—	—	$2,007,611,768

Total	—	$—	—

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

Item 6. Exhibits

Exhibit Number

10.1	Terms and Conditions of IBM LTPP Equity Awards, effective April 1, 2024.

22	Subsidiary Issuer of Guaranteed Securities, filed as Exhibit 22 for the quarter ended March 31, 2024, is hereby incorporated by reference.

31.1	Certification by principal executive officer pursuant to Rule 13A-14(a) or 15D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by principal financial officer pursuant to Rule 13A-14(a) or 15D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document – the instance document does not appear on the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

International Business Machines Corporation
(Registrant)

Date:	July 30, 2024
		By:	/s/ Nicolás A. Fehring
Nicolás A. Fehring
Vice President and Controller