Form 10-Q
period 2024-09-30
INTERNATIONAL BUSINESS MACHINES CORP
filed 2024-10-30
CIK 51143

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTER ENDED SEPTEMBER 30, 2024
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant had 924,645,152 shares of common stock outstanding at September 30, 2024.

Part I - Financial Information
Item 1. Consolidated Financial Statements:
INTERNATIONAL BUSINESS MACHINES CORPORATION
AND SUBSIDIARY COMPANIES
CONSOLIDATED INCOME STATEMENT
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions except per share amounts)	2024	2023	2024	2023
Revenue:
Services	$7,453	$7,541	$22,329	$22,618
Sales	7,334	7,025	22,329	21,296
Financing	180	186	542	566
Total revenue	14,968	14,752	45,199	44,479
Cost:
Services	5,048	5,217	15,414	15,821
Sales	1,404	1,419	4,393	4,329
Financing	95	94	281	297
Total cost	6,548	6,729	20,087	20,446
Gross profit	8,420	8,023	25,112	24,033
Expense and other (income):
Selling, general and administrative	4,911	4,458	14,823	14,212
Research, development and engineering	1,876	1,685	5,512	5,027
Intellectual property and custom development income	(238)	(190)	(696)	(618)
Other (income) and expense	2,244	(215)	1,694	(721)
Interest expense	429	412	1,288	1,202
Total expense and other (income)	9,222	6,150	22,621	19,102
Income/(loss) from continuing operations before income taxes	(802)	1,873	2,491	4,931
Provision for/(benefit from) income taxes	(485)	159	(597)	702
Income/(loss) from continuing operations	$(317)	$1,714	$3,088	$4,229
Income/(loss) from discontinued operations, net of tax	(13)	(10)	21	(15)
Net income/(loss) (1)	$(330)	$1,704	$3,109	$4,214

Earnings/(loss) per share of common stock: (1)
Assuming dilution:
Continuing operations	$(0.34)	$1.86	$3.30	$4.59
Discontinued operations	(0.01)	(0.01)	0.02	(0.02)
Total	$(0.36)	$1.84	$3.32	$4.58
Basic:
Continuing operations	$(0.34)	$1.88	$3.36	$4.65
Discontinued operations	(0.01)	(0.01)	0.02	(0.02)
Total	$(0.36)	$1.87	$3.38	$4.63

Weighted-average number of common shares outstanding: (millions)
Assuming dilution	923.6	923.7	935.4	920.3
Basic	923.6	912.8	920.3	910.1
(1)2024 includes the impact of a one-time, non-cash pension settlement charge. Refer to note 18, "Retirement-Related Benefits," for additional information.
(Amounts may not add due to rounding.)
(The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION
AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2024	2023	2024	2023
Net income/(loss)	$(330)	$1,704	$3,109	$4,214
Other comprehensive income/(loss), before tax:
Foreign currency translation adjustments	(330)	151	(273)	180
Net changes related to available-for-sale securities:
Unrealized gains/(losses) arising during the period	0	0	1	(1)
Reclassification of (gains)/losses to net income	—	—	—	—
Total net changes related to available-for-sale securities	0	0	1	(1)
Unrealized gains/(losses) on cash flow hedges:
Unrealized gains/(losses) arising during the period	(215)	131	64	279
Reclassification of (gains)/losses to net income	(234)	202	(206)	51
Total unrealized gains/(losses) on cash flow hedges	(449)	333	(142)	330
Retirement-related benefit plans:
Prior service costs/(credits)	—	—	—	—
Net (losses)/gains arising during the period	100	102	101	104
Curtailments and settlements	2,727	2	2,731	7
Amortization of prior service costs/(credits)	(2)	(2)	(5)	(6)
Amortization of net (gains)/losses	246	128	765	389
Total retirement-related benefit plans	3,072	230	3,592	494
Other comprehensive income/(loss), before tax	2,293	714	3,178	1,003
Income tax (expense)/benefit related to items of other comprehensive income	(392)	(313)	(835)	(361)
Other comprehensive income/(loss), net of tax	1,900	402	2,343	642
Total comprehensive income	$1,570	$2,105	$5,452	$4,857
(Amounts may not add due to rounding.)
(The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION
AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEET
(UNAUDITED)
ASSETS

(Dollars in millions)	At September 30, 2024	At December 31, 2023
Assets:
Current assets:
Cash and cash equivalents	$13,197	$13,068
Restricted cash	17	21
Marketable securities	505	373
Notes and accounts receivable — trade (net of allowances of $132 in 2024 and $192 in 2023)	5,390	7,214
Short-term financing receivables:
Held for investment (net of allowances of $115 in 2024 and $129 in 2023)	5,256	6,102
Held for sale	509	692
Other accounts receivable (net of allowances of $35 in 2024 and $109 in 2023)	928	640
Inventory, at lower of average cost or net realizable value:
Finished goods	169	78
Work in process and raw materials	1,199	1,083
Total inventory	1,367	1,161
Deferred costs	966	998
Prepaid expenses and other current assets	2,408	2,639
Total current assets	30,543	32,908
Property, plant and equipment	17,994	18,122
Less: Accumulated depreciation	12,380	12,621
Property, plant and equipment — net	5,614	5,501
Operating right-of-use assets — net	3,355	3,220
Long-term financing receivables (net of allowances of $17 in 2024 and $27 in 2023)	4,931	5,766
Prepaid pension assets	7,975	7,506
Deferred costs	788	842
Deferred taxes	6,943	6,656
Goodwill	61,092	60,178
Intangible assets — net	11,090	11,036
Investments and sundry assets	2,009	1,626
Total assets	$134,339	$135,241
(Amounts may not add due to rounding.)
(The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION
AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEET – (CONTINUED)
(UNAUDITED)
LIABILITIES AND EQUITY

(Dollars in millions except per share amounts)	At September 30, 2024	At December 31, 2023
Liabilities:
Current liabilities:
Taxes	$1,584	$2,270
Short-term debt	3,599	6,426
Accounts payable	3,274	4,132
Compensation and benefits	3,250	3,501
Deferred income	12,882	13,451
Operating lease liabilities	790	820
Other accrued expenses and liabilities	3,474	3,521
Total current liabilities	28,853	34,122
Long-term debt	52,980	50,121
Retirement and nonpension postretirement benefit obligations	10,366	10,808
Deferred income	3,666	3,533
Operating lease liabilities	2,757	2,568
Other liabilities	11,186	11,475
Total liabilities	109,809	112,628
Equity:
IBM stockholders’ equity:
Common stock, par value $0.20 per share, and additional paid-in capital	61,013	59,643
Shares authorized: 4,687,500,000
Shares issued: 2024 - 2,277,669,454
2023 - 2,266,911,160
Retained earnings	149,789	151,276
Treasury stock - at cost	(169,935)	(169,624)
Shares: 2024 - 1,353,024,302
2023 - 1,351,897,514
Accumulated other comprehensive income/(loss)	(16,418)	(18,761)
Total IBM stockholders’ equity	24,448	22,533
Noncontrolling interests	82	80
Total equity	24,530	22,613
Total liabilities and equity	$134,339	$135,241
(Amounts may not add due to rounding.)
(The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION
AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
(Dollars in millions)	2024	2023
Cash flows from operating activities:
Net income	$3,109	$4,214
Adjustments to reconcile net income to cash provided by operating activities:
Pension settlement charge	2,725	—
Depreciation (1)	1,644	1,568
Amortization of capitalized software and acquired intangible assets	1,910	1,676
Stock-based compensation	966	843
Net (gain)/loss on divestitures, asset sales and other (2)	(632)	(100)
Changes in operating assets and liabilities, net of acquisitions/divestitures (2) (3)	(607)	1,267
Net cash provided by operating activities	9,115	9,468

Cash flows from investing activities:
Payments for property, plant and equipment	(745)	(945)
Proceeds from disposition of property, plant and equipment/other	536	137
Investment in software	(496)	(417)
Acquisition of businesses, net of cash acquired	(2,748)	(4,945)
Divestitures of businesses, net of cash transferred	705	(4)
Purchases of marketable securities and other investments	(6,501)	(10,374)
Proceeds from disposition of marketable securities and other investments	5,691	6,642
Net cash provided by/(used in) investing activities	(3,558)	(9,906)

Cash flows from financing activities:
Proceeds from new debt	5,705	9,586
Payments to settle debt	(6,491)	(4,973)
Short-term borrowings/(repayments) less than 90 days — net	9	6
Common stock repurchases for tax withholdings	(539)	(338)
Financing — other	513	86
Cash dividends paid	(4,601)	(4,522)
Net cash provided by/(used in) financing activities	(5,403)	(154)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(29)	(120)
Net change in cash, cash equivalents and restricted cash	125	(713)

Cash, cash equivalents and restricted cash at January 1	13,089	7,988
Cash, cash equivalents and restricted cash at September 30	$13,214	$7,275

(1) Includes operating lease right-of-use assets amortization expense of $0.7 billion in 2024 and 2023.
(2) Prior period has been reclassified to conform to the change in 2024 presentation.
(3) Refer to note 1, "Basis of Presentation," for additional information.
(Amounts may not add due to rounding.)
(The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION
AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENT OF EQUITY
(UNAUDITED)

(Dollars in millions except per share amounts)	Common Stock and Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income/(Loss)	Total IBM Stockholders' Equity	Non- Controlling Interests	Total Equity
Equity - July 1, 2024	$60,501	$151,659	$(169,815)	$(18,319)	$24,026	$77	$24,103
Net income/(loss) plus other comprehensive income/(loss):
Net income/(loss)		(330)			(330)		(330)
Other comprehensive income/(loss)				1,900	1,900		1,900
Total comprehensive income					$1,570		$1,570
Cash dividends paid — common stock ($1.67 per share)		(1,542)			(1,542)		(1,542)
Common stock issued under employee plans (3,948,208 shares)	512				512		512
Purchases (1,000,001 shares) and sales (548,750 shares) of treasury stock under employee plans — net		3	(120)		(118)		(118)
Changes in noncontrolling interests						5	5
Equity – September 30, 2024	$61,013	$149,789	$(169,935)	$(16,418)	$24,448	$82	$24,530

(Dollars in millions except per share amounts)	Common Stock and Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income/(Loss)	Total IBM Stockholders' Equity	Non- Controlling Interests	Total Equity
Equity - July 1, 2023	$58,963	$149,318	$(169,581)	$(16,499)	$22,201	$70	$22,271
Net income plus other comprehensive income/(loss):
Net income		1,704			1,704		1,704
Other comprehensive income/(loss)				402	402		402
Total comprehensive income					$2,105		$2,105
Cash dividends paid — common stock ($1.66 per share)		(1,515)			(1,515)		(1,515)
Common stock issued under employee plans (2,501,236 shares)	350				350		350
Purchases (688,254 shares) and sales (299,359 shares) of treasury stock under employee plans — net		(1)	(60)		(60)		(60)
Changes in noncontrolling interests						5	5
Equity - September 30, 2023	$59,313	$149,506	$(169,640)	$(16,098)	$23,081	$75	$23,156
(Amounts may not add due to rounding.)
(The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION
AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENT OF EQUITY – (CONTINUED)
(UNAUDITED)

(Dollars in millions except per share amounts)	Common Stock and Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income/(Loss)	Total IBM Stockholders' Equity	Non- Controlling Interests	Total Equity
Equity - January 1, 2024	$59,643	$151,276	$(169,624)	$(18,761)	$22,533	$80	$22,613
Net income plus other comprehensive income/(loss):
Net income		3,109			3,109		3,109
Other comprehensive income/(loss)				2,343	2,343		2,343
Total comprehensive income					$5,452		$5,452
Cash dividends paid — common stock ($5.00 per share)		(4,601)			(4,601)		(4,601)
Common stock issued under employee plans (10,758,294 shares)	1,370				1,370		1,370
Purchases (2,944,556 shares) and sales (1,817,768 shares) of treasury stock under employee plans — net		5	(311)		(306)		(306)
Changes in noncontrolling interests						2	2
Equity - September 30, 2024	$61,013	$149,789	$(169,935)	$(16,418)	$24,448	$82	$24,530

(Dollars in millions except per share amounts)	Common Stock and Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income/(Loss)	Total IBM Stockholders' Equity	Non- Controlling Interests	Total Equity
Equity - January 1, 2023	$58,343	$149,825	$(169,484)	$(16,740)	$21,944	$77	$22,021
Net income plus other comprehensive income/(loss):
Net income		4,214			4,214		4,214
Other comprehensive income/(loss)				642	642		642
Total comprehensive income					$4,857		$4,857
Cash dividends paid — common stock ($4.97 per share)		(4,522)			(4,522)		(4,522)
Common stock issued under employee plans (8,081,507 shares)	970				970		970
Purchases (2,498,567 shares) and sales (1,443,664 shares) of treasury stock under employee plans — net		(11)	(156)		(167)		(167)
Changes in noncontrolling interests						(2)	(2)
Equity - September 30, 2023	$59,313	$149,506	$(169,640)	$(16,098)	$23,081	$75	$23,156
(Amounts may not add due to rounding.)
(The accompanying notes are an integral part of the financial statements.)

Notes to Consolidated Financial Statements
1
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
In September 2024, the IBM Qualified Personal Pension Plan (Qualified PPP) purchased a nonparticipating single premium group annuity contract from The Prudential Insurance Company of America (the Insurer) and irrevocably transferred to the Insurer approximately $6 billion of the Qualified PPP’s defined benefit pension obligations and related plan assets, thereby reducing the company’s pension obligations and assets by the same amount. The group annuity contract was purchased using assets of the Qualified PPP and no additional funding contribution was required from the company. As a result of this transaction, the company recognized a one-time, non-cash, pre-tax pension settlement charge of $2.7 billion ($2.0 billion net of tax) in the third quarter of 2024, primarily related to the accelerated recognition of accumulated actuarial losses of the Qualified PPP. The $0.7 billion tax benefit associated with the settlement charge is reflected as an adjustment to reconcile net income/(loss) to net cash from operating activities within changes in operating assets and liabilities, net of acquisitions/divestitures in the Consolidated Statement of Cash Flows for the nine months ended September 30, 2024. Refer to note 18, “Retirement-Related Benefits,” for additional information.
For the three and nine months ended September 30, 2024, the company reported a benefit from income taxes of $485 million and $597 million, respectively. The tax benefits for the three and nine months ended September 30, 2024 were driven by the transfer to the Insurer of a portion of the Qualified PPP’s defined benefit pension obligations and related plan assets, as described above. The tax benefit for the nine months ended September 30, 2024, was also driven by the resolution of certain tax audit matters in the first quarter. For the three and nine months ended September 30, 2023, the company reported a provision for income taxes of $159 million and $702 million, respectively.
Noncontrolling interest amounts, included as a reduction within other (income) and expense in the Consolidated Income Statement, were not material to the consolidated results for the periods presented.
The company has supplier finance programs with third-party financial institutions where the company agrees to pay the financial institutions the stated amounts of invoices from participating suppliers on the originally invoiced maturity date, which have an average term of 90 to 120 days, consistent with the company's standard payment terms. The financial institutions offer earlier payment of the invoices at the sole discretion of the supplier for a discounted amount. The company does not provide secured legal assets or other forms of guarantees under the arrangements. The company is not a party to the arrangements between its suppliers and the financial institutions. These obligations are recognized as accounts payable in the Consolidated Balance Sheet. The obligations outstanding under these programs at September 30, 2024 and December 31, 2023 were $99 million and $101 million, respectively.
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

Notes to Consolidated Financial Statements — (continued)
3. Revenue Recognition:
Disaggregation of Revenue
The following tables provide details of revenue by major products/service offerings and revenue by geography.
Revenue by Major Products/Service Offerings

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2024	2023 (1)	2024	2023 (1)
Hybrid Platform & Solutions	$4,600	$4,187	$13,272	$12,388
Transaction Processing	1,925	1,759	5,889	5,444
Total Software	$6,524	$5,947	$19,162	$17,832
Business Transformation	2,327	2,291	7,004	6,869
Application Operations	1,921	1,944	5,761	5,924
Technology Consulting	905	943	2,752	2,808
Total Consulting	$5,152	$5,178	$15,517	$15,601
Hybrid Infrastructure	1,765	1,943	5,928	5,912
Infrastructure Support	1,277	1,329	3,835	4,076
Total Infrastructure	$3,042	$3,272	$9,764	$9,988
Financing (2)	181	186	543	566
Other	68	170	214	491
Total revenue	$14,968	$14,752	$45,199	$44,479

(1)Recast to reflect January 2024 segment changes. Refer to note 4, "Segments," for additional information.
(2)Contains lease and loan financing arrangements which are not subject to the guidance on revenue from contracts with customers.
Revenue by Geography

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2024	2023	2024	2023
Americas	$7,453	$7,686	$22,727	$22,810
Europe/Middle East/Africa	4,584	4,223	13,619	13,156
Asia Pacific	2,932	2,843	8,853	8,513
Total	$14,968	$14,752	$45,199	$44,479
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

Notes to Consolidated Financial Statements — (continued)
At September 30, 2024, the aggregate amount of the transaction price allocated to RPO related to customer contracts that are unsatisfied or partially unsatisfied was approximately $57 billion. Approximately 70 percent of the amount is expected to be recognized as revenue in the subsequent two years, approximately 27 percent in the subsequent three to five years and the balance thereafter.
Revenue Recognized for Performance Obligations Satisfied (or Partially Satisfied) in Prior Periods
For the three and nine months ended September 30, 2024, revenue recognized for performance obligations satisfied or partially satisfied in prior periods was immaterial.
Reconciliation of Contract Balances
The following table provides information about notes and accounts receivable–trade, contract assets and deferred income balances.

(Dollars in millions)	At September 30, 2024	At December 31, 2023
Notes and accounts receivable — trade (net of allowances of $132 in 2024 and $192 in 2023)	$5,390	$7,214
Contract assets (1)	$572	$505
Deferred income (current)	$12,882	$13,451
Deferred income (noncurrent)	$3,666	$3,533

(1)Included within prepaid expenses and other current assets in the Consolidated Balance Sheet.
The amount of revenue recognized during the nine months ended September 30, 2024 that was included within the deferred income balance at December 31, 2023 was $9.5 billion and was primarily related to software and services.
The following table provides roll forwards of the notes and accounts receivable–trade allowance for expected credit losses for the nine months ended September 30, 2024 and the year ended December 31, 2023.

(Dollars in millions)
January 1, 2024	Additions / (Releases)	Write-offs (1)	Foreign currency and other	September 30, 2024
$192	$4	$(71)	$7	$132

January 1, 2023	Additions / (Releases)	Write-offs (1)	Foreign currency and other	December 31, 2023
$233	$32	$(79)	$6	$192

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

Notes to Consolidated Financial Statements — (continued)

SEGMENT INFORMATION

(Dollars in millions)	Software	Consulting	Infrastructure	Financing	Total Segments
For the three months ended September 30, 2024:
Revenue	$6,524	$5,152	$3,042	$181	$14,900
Segment profit	$1,969	$559	$422	$86	$3,037
Revenue year-to-year change	9.7%	(0.5)%	(7.0)%	(2.5)%	2.2%
Segment profit year-to-year change	14.4%	(1.2)%	(13.8)%	(5.9)%	5.8%
Segment profit margin	30.2%	10.9%	13.9%	47.5%	20.4%

For the three months ended September 30, 2023: (1)
Revenue	$5,947	$5,178	$3,272	$186	$14,582
Segment profit	$1,722	$566	$490	$91	$2,869
Segment profit margin	29.0%	10.9%	15.0%	49.2%	19.7%

(1) Recast to reflect January 2024 segment changes.
Reconciliations to IBM as Reported:

(Dollars in millions)
For the three months ended September 30:	2024	2023 (1)
Revenue:
Total reportable segments	$14,900	$14,582
Other‒divested businesses	0	103
Other revenue	68	66
Total revenue from continuing operations	$14,968	$14,752

Pre-tax income/(loss) from continuing operations:
Total reportable segment profit	$3,037	$2,869
Amortization of acquired intangible assets	(482)	(414)
Acquisition-related (charges)/income	(10)	(25)
Non-operating retirement-related (costs)/income (2)	(2,797)	12
Stock-based compensation	(330)	(286)
Net interest excluding the Financing segment	(265)	(262)
Workforce rebalancing charges	(306)	(34)
Other‒divested businesses	(4)	28
Unallocated corporate amounts and other (3)	355	(15)
Total pre-tax income/(loss) from continuing operations	$(802)	$1,873

(1)Recast to reflect January 2024 segment changes.
(2)2024 includes the impact of a one-time, non-cash pension settlement charge of $2.7 billion. Refer to note 18, "Retirement-Related Benefits," for additional information.
(3)2024 includes a gain from the sale of certain QRadar SaaS assets. Refer to note 5, "Acquisitions & Divestitures," for additional information.

Notes to Consolidated Financial Statements — (continued)
SEGMENT INFORMATION

(Dollars in millions)	Software	Consulting	Infrastructure	Financing	Total Segments
For the nine months ended September 30, 2024:
Revenue	$19,162	$15,517	$9,764	$543	$44,985
Segment profit	$5,582	$1,447	$1,387	$254	$8,670
Revenue year-to-year change	7.5%	(0.5)%	(2.3)%	(4.1)%	2.3%
Segment profit year-to-year change	15.1%	(1.9)%	(9.3)%	(0.5)%	6.9%
Segment profit margin	29.1%	9.3%	14.2%	46.9%	19.3%

For the nine months ended September 30, 2023: (1)
Revenue	$17,832	$15,601	$9,988	$566	$43,988
Segment profit	$4,850	$1,476	$1,529	$256	$8,110
Segment profit margin	27.2%	9.5%	15.3%	45.2%	18.4%

(1) Recast to reflect January 2024 segment changes.
Reconciliations to IBM as Reported:

(Dollars in millions)
For the nine months ended September 30:	2024	2023 (1)
Revenue:
Total reportable segments	$44,985	$43,988
Other‒divested businesses	35	298
Other revenue	178	193
Total revenue from continuing operations	$45,199	$44,479

Pre-tax income from continuing operations:
Total reportable segment profit	$8,670	$8,110
Amortization of acquired intangible assets	(1,348)	(1,194)
Acquisition-related (charges)/income (2)	(106)	(35)
Non-operating retirement-related (costs)/income (3)	(2,991)	16
Stock-based compensation	(966)	(843)
Net interest excluding the Finance segment	(706)	(704)
Workforce rebalancing changes	(698)	(410)
Other‒divested businesses (4)	231	63
Unallocated corporate amounts and other (5)	404	(72)
Total pre-tax income from continuing operations	$2,491	$4,931

(1)Recast to reflect January 2024 segment changes.
(2)2024 includes the impact of foreign exchange derivative contracts entered into by the company prior to the acquisition of StreamSets and webMethods from Software AG. Refer to note 16, "Derivative Financial Instruments," for additional information.
(3)2024 includes the impact of a one-time, non-cash pension settlement charge of $2.7 billion. Refer to note 18, "Retirement-Related Benefits," for additional information.
(4)2024 includes a gain from the divestiture of The Weather Company assets. Refer to note 5, "Acquisitions & Divestitures," for additional information.
(5)2024 includes a gain from the sale of certain QRadar SaaS assets. Refer to note 5, "Acquisitions & Divestitures," for additional information.

Notes to Consolidated Financial Statements — (continued)

5. Acquisitions & Divestitures:
Acquisitions
Purchase price consideration for all acquisitions was paid primarily in cash. All acquisitions, unless otherwise stated, were for 100 percent of the acquired business and are reported in the Consolidated Statement of Cash Flows, net of acquired cash and cash equivalents.
During the nine months ended September 30, 2024, the company completed five acquisitions within the Software segment and three acquisitions within the Consulting segment at an aggregate cost of $2,798 million. These acquisitions are expected to enhance the company’s portfolio of products and services capabilities and further advance IBM’s hybrid cloud and AI strategy.
At September 30, 2024, the remaining cash to be remitted by the company related to 2024 acquisitions was not material.
The following table reflects the purchase price related to these acquisitions and the resulting purchase price allocation as of September 30, 2024.

(Dollars in millions)	Amortization Life (in years)	StreamSets and webMethods	Other Acquisitions
Current assets		$364	$57
Property, plant and equipment/noncurrent assets		12	9
Intangible assets:
Goodwill	N/A	1,072	390
Client relationships	1-7	680	82
Completed technology	5-7	550	63
Trademarks	2-7	45	4
Total assets acquired		$2,723	$605
Current liabilities		209	39
Noncurrent liabilities		251	31
Total liabilities assumed		$461	$70
Total purchase price		$2,262	$535

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

Notes to Consolidated Financial Statements — (continued)
StreamSets and webMethods — On July 1, 2024, the company completed the acquisition of StreamSets and webMethods from Software AG for approximately $2.3 billion (€2.13 billion) in cash. StreamSets will add new data ingestion capabilities to IBM's data platform and webMethods will bring integration platform-as-a-service (iPaaS) capabilities to IBM's automation solutions. Goodwill of $1,072 million was assigned to the Software segment. It is expected that 56 percent of the goodwill will be deductible for tax purposes. The overall weighted-average useful life of the identified amortizable intangible assets acquired was 7.0 years. The acquisition will be integrated into the Software segment. Prior to the acquisition, the company entered into foreign currency derivative contracts which expired by June 28, 2024. Refer to note 16, “Derivative Financial Instruments,” for financial impacts and additional information.
Other Acquisitions — Goodwill of $216 million, $166 million and $8 million was assigned to the Consulting, Software and Infrastructure segments, respectively. It is expected that 12 percent of the goodwill will be deductible for tax purposes. The overall weighted-average useful life of the identified amortizable intangible assets acquired was 6.5 years.
The identified intangible assets will be amortized on a straight-line basis over their useful lives, which approximates the pattern that the assets’ economic benefits are expected to be consumed over time.
Transactions Closed in Fourth-Quarter 2024 — On October 10, 2024, the company completed an acquisition within the Software segment which is not expected to have a material impact on the company's Consolidated Financial Statements.
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
On September 9, 2024, the company announced its intent to acquire a global Oracle services provider. The acquisition is expected to close in the fourth quarter of 2024, subject to regulatory approvals and other customary closing conditions. Upon closing, the acquisition will be included in "Other Acquisitions" in the purchase price allocation table and will be integrated into the Consulting segment.
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
Upon closing, the company received cash proceeds of $750 million and provided seller financing to Francisco in the form of a $100 million loan with a term of 7 years. The cash proceeds from the sale were primarily included in cash from investing activities within the Consolidated Statement of Cash Flows. The seller financing is a non-cash investing activity. For the nine months ended September 30, 2024, the company recognized a pre-tax gain on sale of $241 million in other (income) and expense in the Consolidated Income Statement. As discussed in note 4, “Segments,” in the first quarter of 2024, The Weather Company assets previously reported in the Software segment were moved and recast to the Other–divested businesses category.
Sale of Assets
On August 31, 2024, the company completed the sale of certain QRadar SaaS (software-as-a-service) assets including QRadar intellectual property, customer relationships and customer contracts to Palo Alto Networks (Palo Alto). Upon closing, the company received cash proceeds of $500 million from Palo Alto. Proceeds of $437 million from the sale were

Notes to Consolidated Financial Statements — (continued)
included in proceeds from disposition of property, plant and equipment/other within cash from investing activities and the remaining $63 million related to transition and migration services described below were included within cash from operating activities in the Consolidated Statement of Cash Flows. The company recognized a pre-tax gain on sale of $351 million at closing in other (income) and expense in the Consolidated Income Statement.
In connection with the sale of the QRadar SaaS assets, IBM and Palo Alto will facilitate the migration of QRadar SaaS and IBM's QRadar on-premise (on-prem) clients who choose to migrate to Palo Alto's Cortex XSIAM, their security operations (SOC) platform. As part of the agreement, IBM will receive incremental future cash payments from Palo Alto for QRadar on-prem clients who choose to migrate to the Cortex XSIAM platform. Until this migration is completed, or contracts expire, the contractual relationship with certain QRadar SaaS and IBM's QRadar on-prem clients remains with IBM. IBM also provides Palo Alto with transition services including support, operations and other services for QRadar SaaS customer contracts. The client migrations to Cortex XSIAM platform and transition services did not have a material impact on IBM's Consolidated Financial Statements during the third quarter of 2024.
6. Other (Income) and Expense:
Components of other (income) and expense are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2024	2023	2024	2023
Other (income) and expense:
(Gains)/losses on foreign currency transactions (1)	$470	$(260)	$126	$(338)
(Gains)/losses on derivative instruments (1)	(428)	316	(1)	315
Interest income	(170)	(156)	(597)	(527)
Net (gains)/losses from securities and investment assets	(4)	(5)	(14)	3
Retirement-related costs/(income) (2)	2,797	(12)	2,991	(16)
Other (3)	(422)	(97)	(810)	(158)
Total other (income) and expense	$2,244	$(215)	$1,694	$(721)

(1)The company uses financial hedging instruments to limit specific currency risks related to foreign currency-based transactions. The hedging program does not hedge 100 percent of currency exposures and defers, versus eliminates, the impact of currency. Refer to note 16, "Derivative Financial Instruments," for additional information on foreign exchange risk.
(2)2024 amounts include the impact of a one-time, non-cash, pre-tax pension settlement charge of $2.7 billion. Refer to note 18, "Retirement-Related Benefits," for additional information.
(3)2024 amounts include a pre-tax gain of $351 million from the sale of certain QRadar SaaS assets. The nine months ended September 30, 2024 also includes a pre-tax gain of $241 million from the divestiture of The Weather Company assets. Refer to note 5, "Acquisitions & Divestitures," for additional information.

Notes to Consolidated Financial Statements — (continued)
7. Earnings Per Share of Common Stock:
The following tables provide the computation of basic and diluted earnings per share of common stock for the three and nine months ended September 30, 2024 and 2023.

(Dollars in millions except per share amounts)
For the three months ended September 30:	2024	2023
Number of shares on which basic earnings per share is calculated:
Weighted-average shares outstanding during period	923,577,526	912,790,387
Add — Incremental shares under stock-based compensation plans	—	8,531,982
Add — Incremental shares associated with contingently issuable shares	—	2,350,932
Number of shares on which diluted earnings per share is calculated	923,577,526	923,673,300

Income/(loss) from continuing operations	$(317)	$1,714
(Loss) from discontinued operations, net of tax	(13)	(10)
Net income/(loss) on which basic earnings per share is calculated	$(330)	$1,704

Income/(loss) from continuing operations	$(317)	$1,714
Net income applicable to contingently issuable shares	—	—
Income/(loss) from continuing operations on which diluted earnings per share is calculated	$(317)	$1,714
(Loss) from discontinued operations, net of tax, on which diluted earnings per share is calculated	(13)	(10)
Net income/(loss) on which diluted earnings per share is calculated	$(330)	$1,704

Earnings/(loss) per share of common stock:
Assuming dilution
Continuing operations	$(0.34)	$1.86
Discontinued operations	(0.01)	(0.01)
Total	$(0.36)	$1.84
Basic
Continuing operations	$(0.34)	$1.88
Discontinued operations	(0.01)	(0.01)
Total	$(0.36)	$1.87
Stock options to purchase 9,189 shares and 536,391 shares were outstanding as of September 30, 2024 and 2023, respectively, but were not included in the computation of diluted earnings per share because the exercise price of the options during the respective period was greater than the average market price of the common shares, and therefore, the effect would have been antidilutive.
Due to the net loss for the three months ended September 30, 2024, otherwise dilutive potential shares of common stock under stock-based compensation plans and contingently issuable shares of 12,348,507 and 2,520,759, respectively, have been excluded from the computation of diluted earnings/(loss) per share as the effect would have been antidilutive.

Notes to Consolidated Financial Statements — (continued)

(Dollars in millions except per share amounts)
For the nine months ended September 30:	2024	2023
Number of shares on which basic earnings per share is calculated:
Weighted-average shares outstanding during period	920,347,948	910,057,739
Add — Incremental shares under stock-based compensation plans	12,829,572	8,241,752
Add — Incremental shares associated with contingently issuable shares	2,247,712	2,024,201
Number of shares on which diluted earnings per share is calculated	935,425,233	920,323,692

Income from continuing operations	$3,088	$4,229
Income/(loss) from discontinued operations, net of tax	21	(15)
Net income on which basic earnings per share is calculated	$3,109	$4,214

Income from continuing operations	$3,088	$4,229
Net income applicable to contingently issuable shares	—	—
Income from continuing operations on which diluted earnings per share is calculated	$3,088	$4,229
Income/(loss) from discontinued operations, net of tax, on which diluted earnings per share is calculated	21	(15)
Net income on which diluted earnings per share is calculated	$3,109	$4,214

Earnings/(loss) per share of common stock:
Assuming dilution
Continuing operations	$3.30	$4.59
Discontinued operations	0.02	(0.02)
Total	$3.32	$4.58
Basic
Continuing operations	$3.36	$4.65
Discontinued operations	0.02	(0.02)
Total	$3.38	$4.63

Stock options to purchase 1,018,714 shares and 2,346,268 shares (average of first, second and third quarter share amounts) were outstanding as of September 30, 2024 and 2023, respectively, but were not included in the computation of diluted earnings per share because the exercise price of the options during the respective period was greater than the average market price of the common shares, and therefore, the effect would have been antidilutive.
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
The company’s standard practice is to hold all of its debt security investments classified as available-for-sale until maturity. No impairments for credit losses and no material non-credit impairments were recorded for the three and nine months ended September 30, 2024 and 2023, respectively.
Certain non-financial assets such as property, plant and equipment (PP&E), operating right-of-use assets, goodwill and intangible assets are also subject to nonrecurring fair value measurements if they are deemed to be impaired. The impairment models used for non-financial assets depend on the type of asset. There were no material impairments of non-financial assets for the three and nine months ended September 30, 2024 and 2023, respectively.

Notes to Consolidated Financial Statements — (continued)
The following table presents the company’s financial assets and financial liabilities that are measured at fair value on a recurring basis at September 30, 2024 and December 31, 2023.

	Fair Value Hierarchy Level	At September 30, 2024		At December 31, 2023
(Dollars in millions)		Assets (6)	Liabilities (7)	Assets (6)	Liabilities (7)
Cash equivalents: (1)
Time deposits and certificates of deposit (2)	2	$6,331	N/A	$7,206	N/A
Money market funds	1	432	N/A	494	N/A
Total cash equivalents		$6,763	N/A	$7,699	N/A
Equity investments	1	—	N/A	25	N/A
Debt securities-current (2)(3)	2	505	N/A	373	N/A
Debt securities-noncurrent (2)(4)	2,3	107	N/A	8	N/A
Derivatives designated as hedging instruments:
Interest rate contracts	2	11	218	2	299
Foreign exchange contracts	2	60	276	131	275
Derivatives not designated as hedging instruments:
Foreign exchange contracts (5)	2	17	6	115	19
Equity contracts	2	37	0	93	—
Total		$7,499	$500	$8,446	$593

(1)Included within cash and cash equivalents in the Consolidated Balance Sheet.
(2)Available-for-sale debt securities with carrying values that approximate fair value.
(3)Term deposits and U.S. treasury bills that are reported within marketable securities in the Consolidated Balance Sheet.
(4)September 30, 2024 amount includes a $100 million seller financing loan in connection with the divestiture of The Weather Company assets reported within investments and sundry assets in the Consolidated Balance Sheet. Refer to note 5, "Acquisitions & Divestitures," for additional information.
(5)December 31, 2023 asset amount includes $62 million in foreign exchange call option contracts in connection with the acquisition of StreamSets and webMethods from Software AG. There were no associated derivatives outstanding at September 30, 2024. Refer to note 16, "Derivative Financial Instruments," for additional information.
(6)The gross balances of derivative assets contained within prepaid expenses and other current assets, and investments and sundry assets in the Consolidated Balance Sheet at September 30, 2024 were $84 million and $41 million, respectively, and at December 31, 2023 were $304 million and $37 million, respectively.
(7)The gross balances of derivative liabilities contained within other accrued expenses and liabilities, and other liabilities in the Consolidated Balance Sheet at September 30, 2024 were $248 million and $252 million, respectively, and at December 31, 2023 were $294 million and $299 million, respectively.
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
Loans and Long-Term Receivables
Fair values are based on discounted future cash flows using current interest rates offered for similar loans to clients with similar credit ratings for the same remaining maturities. At September 30, 2024 and December 31, 2023, the difference between the carrying amount and estimated fair value for loans and long-term receivables was immaterial. If measured at fair value in the financial statements, these financial instruments would be classified as Level 3 in the fair value hierarchy.

Notes to Consolidated Financial Statements — (continued)
Long-Term Debt
Fair value of publicly traded long-term debt is based on quoted market prices for the identical liability when traded as an asset in an active market. For other long-term debt (including long-term finance lease liabilities) for which a quoted market price is not available, an expected present value technique that uses rates currently available to the company for debt with similar terms and remaining maturities is used to estimate fair value. The carrying amount of long-term debt was $52,980 million and $50,121 million, and the estimated fair value was $51,718 million and $48,284 million at September 30, 2024 and December 31, 2023, respectively. If measured at fair value in the financial statements, long-term debt (including the current portion) would be classified as Level 2 in the fair value hierarchy.
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
A summary of the components of the company’s financing receivables is presented as follows:

	Client Financing Receivables
	Client Loan and Installment Payment Receivables	Investment in Sales-Type and Direct Financing
			Commercial Financing Receivables
(Dollars in millions)			Held for	Held for
At September 30, 2024	(Loans)	Leases	Investment	Sale (1)	Total
Financing receivables, gross	$6,286	$3,750	$675	$509	$11,220
Unearned income	(480)	(370)	—	—	(850)
Unguaranteed residual value	—	457	—	—	457
Amortized cost	$5,806	$3,837	$675	$509	$10,827
Allowance for credit losses	(75)	(51)	(5)	—	(131)
Total financing receivables, net	$5,731	$3,786	$670	$509	$10,696
Current portion	$3,017	$1,570	$670	$509	$5,765
Noncurrent portion	$2,714	$2,216	$—	$—	$4,931

	Client Financing Receivables
	Client Loan and Installment Payment Receivables	Investment in Sales-Type and Direct Financing
			Commercial Financing Receivables
(Dollars in millions)			Held for	Held for
At December 31, 2023	(Loans)	Leases	Investment	Sale (1)	Total
Financing receivables, gross	$7,060	$4,261	$1,160	$692	$13,173
Unearned income	(486)	(429)	—	—	(915)
Unguaranteed residual value	—	458	—	—	458
Amortized cost	$6,574	$4,290	$1,160	$692	$12,716
Allowance for credit losses	(87)	(63)	(6)	—	(156)
Total financing receivables, net	$6,486	$4,227	$1,155	$692	$12,560
Current portion	$3,427	$1,520	$1,155	$692	$6,793
Noncurrent portion	$3,059	$2,707	$—	$—	$5,766

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
Financing receivables pledged as collateral for secured borrowings were $289 million and $232 million at September 30, 2024 and December 31, 2023, respectively. These borrowings are included in note 12, “Borrowings.”
Transfer of Financial Assets
The company has an existing agreement with a third-party investor to sell IBM short-term commercial financing receivables on a revolving basis. This agreement previously allowed for sales up to $3.0 billion. In December 2023, the company amended and renewed its agreement for a one-year term, which reduced the limit to $1.3 billion in January 2024. In addition, the company enters into agreements with third-party financial institutions to sell certain of its client financing receivables, including both loan and lease receivables, for cash proceeds. There were no material client financing receivables transferred for the nine months ended September 30, 2024 and 2023.
The following table presents the total amount of commercial financing receivables transferred.

(Dollars in millions)
For the nine months ended September 30:	2024	2023
Commercial financing receivables:
Receivables transferred during the period	$5,590	$6,453
Receivables uncollected at end of period (1)	$691	$836

(1)Of the total amount of commercial financing receivables sold and derecognized from the Consolidated Balance Sheet, the amounts presented remained uncollected from business partners as of September 30, 2024 and 2023.
The transfer of these receivables qualified as true sales and therefore reduced financing receivables. The cash proceeds from the sales are included in cash flows from operating activities. For the nine months ended September 30, 2024 and 2023, the net loss, including fees, associated with the transfer of commercial financing receivables was $49 million and $69 million, respectively, and is included in other (income) and expense in the Consolidated Income Statement.
Financing Receivables by Portfolio Segment
The following tables present the amortized cost basis for client financing receivables at September 30, 2024 and December 31, 2023, further segmented by three classes: Americas, Europe/Middle East/Africa (EMEA) and Asia Pacific. The commercial financing receivables portfolio segment is excluded from the tables in the sections below as the receivables are short term in nature and the current estimated risk of loss and resulting impact to the company’s financial results are not material.

(Dollars in millions)
At September 30, 2024:	Americas	EMEA	Asia Pacific	Total
Amortized cost	$5,731	$2,531	$1,381	$9,643
Allowance for credit losses:
Beginning balance at January 1, 2024	$92	$48	$11	$150
Write-offs	$(1)	$(1)	$0	$(2)
Recoveries	0	0	0	1
Additions/(releases)	(8)	(6)	(2)	(16)
Other (1)	(7)	0	0	(7)
Ending balance at September 30, 2024	$75	$41	$10	$126

(1)Primarily represents translation adjustments.

Notes to Consolidated Financial Statements — (continued)

(Dollars in millions)
At December 31, 2023:	Americas	EMEA	Asia Pacific	Total
Amortized cost	$6,488	$3,007	$1,368	$10,863
Allowance for credit losses:
Beginning balance at January 1, 2023	$88	$60	$20	$168
Write-offs	$(9)	$(1)	$(8)	$(18)
Recoveries	0	2	3	5
Additions/(releases)	5	(14)	(4)	(12)
Other (1)	7	1	(1)	8
Ending balance at December 31, 2023	$92	$48	$11	$150

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

(Dollars in millions)	Total Amortized Cost	Amortized Cost > 90 Days (1)	Amortized Cost > 90 Days and Accruing (1)	Billed Invoices > 90 Days and Accruing	Amortized Cost Not Accruing (2)
At September 30, 2024:
Americas	$5,731	$80	$17	$1	$66
EMEA	2,531	32	3	3	30
Asia Pacific	1,381	8	1	0	7
Total client financing receivables	$9,643	$120	$20	$4	$103

(Dollars in millions)	Total Amortized Cost	Amortized Cost > 90 Days (1)	Amortized Cost > 90 Days and Accruing (1)	Billed Invoices > 90 Days and Accruing	Amortized Cost Not Accruing (2)
At December 31, 2023:
Americas	$6,488	$111	$40	$6	$71
EMEA	3,007	31	1	1	31
Asia Pacific	1,368	9	1	0	8
Total client financing receivables	$10,863	$151	$43	$7	$110

(1)At a contract level, which includes total billed and unbilled amounts for financing receivables aged greater than 90 days.
(2)Of the amortized cost not accruing, there was a related allowance of $99 million and $106 million at September 30, 2024 and December 31, 2023, respectively. Financing income recognized on these receivables was immaterial for the three and nine months ended September 30, 2024 and 2023, respectively.
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

Notes to Consolidated Financial Statements — (continued)
The following tables present the amortized cost basis for client financing receivables by credit quality indicator at September 30, 2024 and December 31, 2023, respectively. Receivables with a credit quality indicator ranging from Aaa to Baa3 are considered investment grade. All others are considered non-investment grade. The credit quality indicators reflect mitigating credit enhancement actions taken by customers which reduce the risk to IBM. Gross write-offs by vintage year at September 30, 2024 and December 31, 2023 were not material.

(Dollars in millions)	Americas		EMEA		Asia Pacific
At September 30, 2024:	Aaa – Baa3	Ba1 – C	Aaa – Baa3	Ba1 – C	Aaa – Baa3	Ba1 – C
Vintage year:
2024	$1,377	$481	$448	$264	$423	$97
2023	1,589	467	419	314	321	29
2022	1,106	141	479	245	287	30
2021	335	35	158	45	64	25
2020	57	26	42	27	48	13
2019 and prior	67	50	46	45	32	12
Total	$4,531	$1,201	$1,591	$940	$1,175	$206

(Dollars in millions)	Americas		EMEA		Asia Pacific
At December 31, 2023:	Aaa – Baa3	Ba1 – C	Aaa – Baa3	Ba1 – C	Aaa – Baa3	Ba1 – C
Vintage year:
2023	$2,292	$1,028	$750	$520	$501	$70
2022	1,645	268	687	374	386	42
2021	655	85	284	83	110	40
2020	205	79	106	60	97	22
2019	104	23	58	38	40	8
2018 and prior	55	50	16	30	39	12
Total	$4,955	$1,533	$1,901	$1,106	$1,174	$195
Modifications
The company did not have any significant modifications due to clients experiencing financial difficulty during the nine months ended September 30, 2024 or for the year ended December 31, 2023.
10. Leases:
Accounting for Leases as a Lessor
The following table presents amounts included in the Consolidated Income Statement related to lessor activity.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2024	2023	2024	2023
Lease income — sales-type and direct financing leases:
Sales-type lease selling price	$48	$190	$528	$528
Less: Carrying value of underlying assets (1)	(12)	(42)	(106)	(133)
Gross profit	$37	$148	$423	$395
Interest income on lease receivables	67	58	206	176
Total sales-type and direct financing lease income	$104	$206	$628	$571
Lease income — operating leases	13	20	47	71
Variable lease income	16	12	54	47
Total lease income	$133	$238	$729	$689

(1)Excludes unguaranteed residual value.

Notes to Consolidated Financial Statements — (continued)
11. Intangible Assets Including Goodwill:
Intangible Assets
The following tables present the company's intangible asset balances by major asset class.

	At September 30, 2024
(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount (1)
Intangible asset class:
Capitalized software	$1,450	$(634)	$816
Client relationships	9,793	(4,218)	5,574
Completed technology	6,258	(3,019)	3,239
Patents/trademarks	1,869	(514)	1,355
Other (2)	136	(30)	106
Total	$19,506	$(8,416)	$11,090

	At December 31, 2023
(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount (1)
Intangible asset class:
Capitalized software	$1,636	$(762)	$874
Client relationships	9,053	(3,500)	5,553
Completed technology	5,713	(2,510)	3,203
Patents/trademarks	1,821	(436)	1,385
Other (2)	41	(20)	22
Total	$18,265	$(7,229)	$11,036

(1)Amounts as of September 30, 2024 and December 31, 2023 include an increase in net intangible asset balances of $6 million and $50 million, respectively, due to foreign currency translation.
(2)Other intangibles are primarily acquired proprietary and non-proprietary technology licenses, data, business processes, methodologies and systems.
The net carrying amount of intangible assets increased $53 million during the first nine months of 2024, primarily due to additions of acquired intangibles of $1,424 million, driven by the acquisition of StreamSets and webMethods in the current quarter, and additions of capitalized software, partially offset by intangible asset amortization. The aggregate intangible asset amortization expense was $705 million and $1,910 million for the three and nine months ended September 30, 2024, respectively, compared to $572 million and $1,676 million for the three and nine months ended September 30, 2023, respectively. During the nine months ended September 30, 2024, the company retired $681 million of fully amortized intangible assets, impacting both the gross carrying amount and accumulated amortization by this amount.
The future amortization expense relating to intangible assets currently recorded in the Consolidated Balance Sheet was estimated to be the following at September 30, 2024:

(Dollars in millions)	Capitalized Software	Acquired Intangibles	Total
Remainder of 2024	$155	$488	$643
2025	383	1,923	2,306
2026	217	1,899	2,116
2027	60	1,879	1,939
2028	0	1,576	1,576
Thereafter	0	2,510	2,510

Notes to Consolidated Financial Statements — (continued)
Goodwill
The changes in the goodwill balances by segment for the nine months ended September 30, 2024 and for the year ended December 31, 2023 were as follows:

(Dollars in millions)	Balance	Goodwill Additions	Purchase Price Adjustments (1)		Foreign Currency Translation and Other Adjustments (2)	Balance
Segment	1/1/2024			Divestitures		9/30/2024
Software	$46,447	$1,237	$(44)	$—	$(59)	$47,581
Consulting	8,883	215	(3)	(1)	27	9,122
Infrastructure	4,384	8	(1)	—	(2)	4,390
Other (3)	464	—	—	(464)	—	—
Total	$60,178	$1,460	$(48)	$(465)	$(33)	$61,092

(Dollars in millions)	Balance	Goodwill Additions	Purchase Price Adjustments (1)		Foreign Currency Translation and Other Adjustments (2)	Balance
Segment	1/1/2023			Divestitures		12/31/2023
Software (4)	$42,712	$3,538	$(17)	$—	$214	$46,447
Consulting (4)	8,409	403	2	—	69	8,883
Infrastructure	4,363	12	—	—	8	4,384
Other (4)	464	—	—	—	—	464
Total	$55,949	$3,953	$(15)	$—	$291	$60,178

(1)Includes measurement period adjustments related to business combinations that closed in the current and prior year.
(2)Primarily driven by foreign currency translation.
(3)In the first quarter of 2024, the company derecognized goodwill related to the divestiture of The Weather Company assets. Refer to note 5, "Acquisitions & Divestitures," for additional information.
(4)Recast to reflect January 2024 segment changes. Refer to note 4, "Segments," for additional information.
There were no goodwill impairment losses recorded during the nine months ended September 30, 2024 or the year ended December 31, 2023 and the company has no accumulated impairment losses. Purchase price adjustments recorded during the nine months ended September 30, 2024 and the year ended December 31, 2023 were related to acquisitions that were still subject to the measurement period that ends at the earlier of 12 months from the acquisition date or when information becomes available. Net purchase price adjustments recorded in the nine months ended September 30, 2024 and the year ended December 31, 2023 were not material.
12. Borrowings:
Short-Term Debt
The company's total short-term debt at September 30, 2024 and December 31, 2023 was $3,599 million and $6,426 million, respectively, and primarily consisted of current maturities of long-term debt detailed in "Long-Term Debt" below.

Notes to Consolidated Financial Statements — (continued)
Long-Term Debt
Pre-Swap Borrowing

		Balance	Balance
(Dollars in millions)	Maturities	9/30/2024	12/31/2023
U.S. dollar debt (weighted-average interest rate at September 30, 2024): (1)
3.5%	2024	$1	$5,003
5.1%	2025	1,602	1,601
3.7%	2026	5,800	5,201
3.3%	2027	4,119	3,619
5.0%	2028	1,313	1,313
3.6%	2029	3,750	3,250
2.0%	2030	1,350	1,350
4.8%	2031	500	—
4.4%	2032	1,850	1,850
4.8%	2033	750	750
4.9%	2034	1,000	—
8.0%	2038	83	83
4.5%	2039	2,745	2,745
2.9%	2040	650	650
4.0%	2042	1,107	1,107
5.3%	2044	1,000	—
7.0%	2045	27	27
4.7%	2046	650	650
4.3%	2049	3,000	3,000
3.0%	2050	750	750
4.2%	2052	1,400	1,400
5.1%	2053	650	650
5.3%	2054	1,400	—
7.1%	2096	316	316
		$35,815	$35,317
Euro debt (weighted-average interest rate at September 30, 2024): (1)
1.1%	2024	$—	$829
1.6%	2025	3,348	3,315
2.3%	2027	2,232	2,210
0.7%	2028	2,009	1,989
1.5%	2029	1,116	1,105
0.9%	2030	1,116	1,105
2.7%	2031	2,790	2,762
0.7%	2032	1,786	1,768
1.3%	2034	1,116	1,105
3.8%	2035	1,116	1,105
1.2%	2040	949	939
4.0%	2043	1,116	1,105
		$18,693	$19,335
Other currencies (weighted-average interest rate at September 30, 2024 in parentheses): (1)
Pound sterling (4.9%)	2038	$1,006	$955
Japanese yen (0.7%)	2026–2028	887	1,251
Other (13.8%)	2024–2027	285	241
		$56,686	$57,099
Finance lease obligations (4.9%)	2024–2034	878	499
		$57,565	$57,598
Less: net unamortized discount		837	838
Less: net unamortized debt issuance costs		176	154
Add: fair value adjustment (2)		19	(60)
		$56,570	$56,546
Less: current maturities		3,590	6,425
Total		$52,980	$50,121

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

Pre-swap annual contractual obligations of long-term debt outstanding at September 30, 2024, were as follows:

(Dollars in millions)	Total
Remainder of 2024	$93
2025	5,296
2026	6,321
2027	6,501
2028	4,043
Thereafter	35,311
Total	$57,565
Interest on Debt

(Dollars in millions)
For the nine months ended September 30:	2024	2023
Cost of financing	$254	$255
Interest expense	1,288	1,202
Interest capitalized	10	7
Total interest paid and accrued	$1,552	$1,464
Lines of Credit
The company has a $2.5 billion Three-Year Credit Agreement and a $7.5 billion Five-Year Credit Agreement (the Credit Agreements) with maturity dates of June 20, 2027 and June 22, 2029, respectively. The Credit Agreements permit the company and its subsidiary borrowers to borrow up to $10 billion on a revolving basis. At September 30, 2024, there were no borrowings by the company, or its subsidiaries, under these credit facilities.

Notes to Consolidated Financial Statements — (continued)

13. Commitments:
The company’s extended lines of credit to third-party entities include unused amounts of $1.8 billion and $1.4 billion at September 30, 2024 and December 31, 2023, respectively. A portion of these amounts was available to the company’s business partners to support their working capital needs. In addition, the company has committed to provide future financing to its clients in connection with client purchase agreements for $1.8 billion and $1.9 billion at September 30, 2024 and December 31, 2023, respectively. The company collectively evaluates the allowance for these arrangements using a provision methodology consistent with the portfolio of the commitments. Refer to note A, “Significant Accounting Policies,” in the company’s 2023 Annual Report for additional information. The allowance for these commitments is recorded in other liabilities in the Consolidated Balance Sheet and was not material at September 30, 2024.
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
In addition, the company guarantees certain loans and financial commitments. The maximum potential future payment under these financial guarantees and the fair value of these guarantees recognized in the Consolidated Balance Sheet at September 30, 2024 and December 31, 2023 was not material.
Changes in the company’s warranty liability for standard warranties, which are included in other accrued expenses and liabilities and other liabilities in the Consolidated Balance Sheet, and for extended warranty contracts, which are included in deferred income in the Consolidated Balance Sheet, are presented in the following tables.
Standard Warranty Liability

(Dollars in millions)	2024	2023
Balance at January 1	$65	$79
Current-period accruals	53	53
Accrual adjustments to reflect actual experience	7	(14)
Charges incurred	(61)	(64)
Balance at September 30	$64	$54

Notes to Consolidated Financial Statements — (continued)
Extended Warranty Liability

(Dollars in millions)	2024	2023
Balance at January 1	$184	$272
Revenue deferred for new extended warranty contracts	20	55
Amortization of deferred revenue	(88)	(122)
Other (1)	(3)	(4)
Balance at September 30	$112	$201
Current portion	$72	$119
Noncurrent portion	$40	$82

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
The company records a provision with respect to a claim, suit, investigation or proceeding when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Any recorded liabilities, including any changes to such liabilities for the quarter ended September 30, 2024 were not material to the Consolidated Financial Statements.
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

Notes to Consolidated Financial Statements — (continued)
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
The company is also subject to ongoing tax examinations and governmental assessments in various jurisdictions. Along with many other U.S. companies doing business in Brazil, the company is involved in various challenges with Brazilian tax authorities regarding non-income tax assessments and non-income tax litigation matters. The total potential amount related to all these matters for all applicable years is approximately $300 million. The company believes it will prevail on these matters and that this amount is not a meaningful indicator of liability.

Notes to Consolidated Financial Statements — (continued)
15. Equity Activity:
Reclassifications and Taxes Related to Items of Other Comprehensive Income

(Dollars in millions)	Before Tax Amount	Tax (Expense)/ Benefit	Net of Tax Amount
For the three months ended September 30, 2024:
Other comprehensive income/(loss):
Foreign currency translation adjustments	$(330)	$270	$(60)
Net changes related to available-for-sale securities:
Unrealized gains/(losses) arising during the period	$0	$0	$0
Reclassification of (gains)/losses to other (income) and expense	—	—	—
Total net changes related to available-for-sale securities	$0	$0	$0
Unrealized gains/(losses) on cash flow hedges:
Unrealized gains/(losses) arising during the period	$(215)	$57	$(158)
Reclassification of (gains)/losses to:
Cost of services	(5)	1	(4)
Cost of sales	(3)	1	(2)
Cost of financing	2	0	1
SG&A expense	0	0	0
Other (income) and expense	(234)	59	(175)
Interest expense	8	(2)	6
Total unrealized gains/(losses) on cash flow hedges	$(449)	$116	$(333)
Retirement-related benefit plans: (1)
Prior service costs/(credits)	$—	$—	$—
Net (losses)/gains arising during the period	100	(25)	75
Curtailments and settlements	2,727	(686)	2,041
Amortization of prior service costs/(credits)	(2)	0	(1)
Amortization of net (gains)/losses	246	(68)	178
Total retirement-related benefit plans	$3,072	$(779)	$2,293
Other comprehensive income/(loss)	$2,293	$(392)	$1,900

(1)These accumulated other comprehensive income (AOCI) components are included in the computation of net periodic pension cost and include the impact of a one-time, non-cash pension settlement charge of $2.7 billion ($2.0 billion net of tax) in the third quarter of 2024. Refer to note 18, “Retirement-Related Benefits,” for additional information.

Notes to Consolidated Financial Statements — (continued)
Reclassifications and Taxes Related to Items of Other Comprehensive Income

(Dollars in millions)	Before Tax Amount	Tax (Expense)/ Benefit	Net of Tax Amount
For the three months ended September 30, 2023:
Other comprehensive income/(loss):
Foreign currency translation adjustments	$151	$(164)	$(13)
Net changes related to available-for-sale securities:
Unrealized gains/(losses) arising during the period	$0	$0	$0
Reclassification of (gains)/losses to other (income) and expense	—	—	—
Total net changes related to available-for-sale securities	$0	$0	$0
Unrealized gains/(losses) on cash flow hedges:
Unrealized gains/(losses) arising during the period	$131	$(35)	$95
Reclassification of (gains)/losses to:
Cost of services	2	0	1
Cost of sales	5	(1)	4
Cost of financing	3	(1)	2
SG&A expense	4	(1)	3
Other (income) and expense	175	(44)	131
Interest expense	14	(4)	11
Total unrealized gains/(losses) on cash flow hedges	$333	$(85)	$248
Retirement-related benefit plans: (1)
Prior service costs/(credits)	$—	$—	$—
Net (losses)/gains arising during the period	102	(26)	77
Curtailments and settlements	2	(1)	1
Amortization of prior service costs/(credits)	(2)	1	(2)
Amortization of net (gains)/losses	128	(37)	91
Total retirement-related benefit plans	$230	$(63)	$167
Other comprehensive income/(loss)	$714	$(313)	$402

(1)These AOCI components are included in the computation of net periodic pension cost. Refer to note 18, “Retirement-Related Benefits,” for additional information.

Notes to Consolidated Financial Statements — (continued)

(Dollars in millions)	Before Tax Amount	Tax (Expense)/ Benefit	Net of Tax Amount
For the nine months ended September 30, 2024:
Other comprehensive income/(loss):
Foreign currency translation adjustments	$(273)	$49	$(224)
Net changes related to available-for-sale securities:
Unrealized gains/(losses) arising during the period	$1	$0	$1
Reclassification of (gains)/losses to other (income) and expense	—	—	—
Total net changes related to available-for-sale securities	$1	$0	$1
Unrealized gains/(losses) on cash flow hedges:
Unrealized gains/(losses) arising during the period	$64	$(18)	$46
Reclassification of (gains)/losses to:
Cost of services	(19)	5	(14)
Cost of sales	(30)	10	(20)
Cost of financing	5	(1)	4
SG&A expense	(10)	3	(7)
Other (income) and expense	(176)	44	(132)
Interest expense	24	(6)	18
Total unrealized gains/(losses) on cash flow hedges	$(142)	$37	$(105)
Retirement-related benefit plans: (1)
Prior service costs/(credits)	$—	$—	$—
Net (losses)/gains arising during the period	101	(23)	78
Curtailments and settlements	2,731	(687)	2,044
Amortization of prior service costs/(credits)	(5)	1	(4)
Amortization of net (gains)/losses	765	(212)	554
Total retirement-related benefit plans	$3,592	$(921)	$2,672
Other comprehensive income/(loss)	$3,178	$(835)	$2,343

(1)These AOCI components are included in the computation of net periodic pension cost and include the impact of a one-time, non-cash pension settlement charge of $2.7 billion ($2.0 billion net of tax) in the third quarter of 2024. Refer to note 18, “Retirement-Related Benefits,” for additional information.

Notes to Consolidated Financial Statements — (continued)
Reclassifications and Taxes Related to Items of Other Comprehensive Income

(Dollars in millions)	Before Tax Amount	Tax (Expense)/ Benefit	Net of Tax Amount
For the nine months ended September 30, 2023:
Other comprehensive income/(loss):
Foreign currency translation adjustments	$180	$(142)	$39
Net changes related to available-for-sale securities:
Unrealized gains/(losses) arising during the period	$(1)	$0	$(1)
Reclassification of (gains)/losses to other (income) and expense	—	—	—
Total net changes related to available-for-sale securities	$(1)	$0	$(1)
Unrealized gains/(losses) on cash flow hedges:
Unrealized gains/(losses) arising during the period	$279	$(77)	$203
Reclassification of (gains)/losses to:
Cost of services	6	(1)	5
Cost of sales	(12)	4	(8)
Cost of financing	12	(3)	9
SG&A expense	(7)	2	(4)
Other (income) and expense	(6)	1	(4)
Interest expense	57	(14)	43
Total unrealized gains/(losses) on cash flow hedges	$330	$(87)	$243
Retirement-related benefit plans: (1)
Prior service costs/(credits)	$—	$1	$1
Net (losses)/gains arising during the period	104	(19)	85
Curtailments and settlements	7	(2)	5
Amortization of prior service costs/(credits)	(6)	2	(5)
Amortization of net (gains)/losses	389	(113)	276
Total retirement-related benefit plans	$494	$(132)	$361
Other comprehensive income/(loss)	$1,003	$(361)	$642

(1)These AOCI components are included in the computation of net periodic pension cost. Refer to note 18, “Retirement-Related Benefits,” for additional information.
Accumulated Other Comprehensive Income/(Loss) (net of tax)

(Dollars in millions)	Net Unrealized Gains/(Losses) on Cash Flow Hedges	Foreign Currency Translation Adjustments (1)	Net Change Retirement- Related Benefit Plans	Net Unrealized Gains/(Losses) on Available- For-Sale Securities	Accumulated Other Comprehensive Income/ (Loss)
January 1, 2024	$(106)	$(3,488)	$(15,165)	$(1)	$(18,761)
Other comprehensive income before reclassifications	46	(224)	78	1	(100)
Amount reclassified from accumulated other comprehensive income (2)	(151)	—	2,594	—	2,443
Total change for the period	$(105)	$(224)	$2,672	$1	$2,343
September 30, 2024	$(211)	$(3,713)	$(12,493)	$(1)	$(16,418)

(1)Foreign currency translation adjustments are presented gross except for any associated hedges which are presented net of tax.
(2)Net change in retirement-related benefit plans includes the impact of a one-time, non-cash, pre-tax pension settlement charge of $2.7 billion ($2.0 billion net of tax) in the third quarter of 2024. Refer to note 18, "Retirement-Related Benefits," for additional information.

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
In the Consolidated Balance Sheet, the company does not offset derivative assets against liabilities in master netting arrangements nor does it offset receivables or payables recognized upon payment or receipt of cash collateral against the fair values of the related derivative instruments. At September 30, 2024 and December 31, 2023, the amount recognized in other accounts receivables for the right to reclaim cash collateral was $5 million and $11 million, respectively. At September 30, 2024, there was no amount recognized in accounts payable for the obligation to return cash collateral. At December 31, 2023, the amount recognized in accounts payable for such obligation was $7 million. The company restricts the use of cash collateral received to rehypothecation, and therefore reports it in restricted cash in the Consolidated Balance Sheet. There was no cash collateral rehypothecated at September 30, 2024. At December 31, 2023, the amount rehypothecated was $7 million. Additionally, if derivative exposures covered by a qualifying master netting agreement had been netted in the Consolidated Balance Sheet at September 30, 2024 and December 31, 2023, the total derivative asset and liability positions each would have been reduced by $94 million and $235 million, respectively.
As discussed in note 5, “Acquisitions & Divestitures,” the company completed the acquisition of StreamSets and webMethods from Software AG on July 1, 2024. In December 2023, in connection with the announcement of the acquisition, the company entered into foreign exchange call option contracts (the call options) with a total notional amount of $2.3 billion (€2.13 billion) and a total premium paid of $49 million. The call options were accounted for as non-hedge derivatives and expired on June 18, 2024 with no economic value. From June 18, 2024 to June 28, 2024, the company replaced the majority of the options with foreign currency forward contracts with notional values of $1.8 billion to cover the economic exposure. For the nine months ended September 30, 2024, the company recorded a realized loss of $68 million in other (income) and expense in the Consolidated Income Statement. At December 31, 2023, the fair value of the call options was $62 million, and was included in prepaid expenses and other current assets in the Consolidated Balance Sheet. There were no associated derivatives outstanding at September 30, 2024.
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

Notes to Consolidated Financial Statements — (continued)
Interest Rate Risk
Fixed and Variable Rate Borrowings
The company issues debt in the global capital markets to fund its operations and financing business. Access to cost-effective financing can result in interest rate mismatches with the underlying assets. To manage these mismatches and to reduce overall interest cost, the company may use interest-rate swaps to convert specific fixed-rate debt issuances into variable-rate debt (i.e., fair value hedges) and to convert specific variable-rate debt issuances into fixed-rate debt (i.e., cash flow hedges). At both September 30, 2024 and December 31, 2023, the total notional amount of the company’s interest-rate swaps was $6.7 billion. The weighted-average remaining maturity of these instruments at September 30, 2024 and December 31, 2023 was approximately 4.7 years and 5.5 years, respectively. These interest-rate contracts were accounted for as fair value hedges. The company did not have any cash flow hedges relating to this program outstanding at September 30, 2024 and December 31, 2023.
Forecasted Debt Issuance
The company is exposed to interest rate volatility on future debt issuances. To manage this risk, the company may use instruments such as forward starting interest-rate swaps to lock in the rate on the interest payments related to the forecasted debt issuances. There were no instruments outstanding at September 30, 2024 and December 31, 2023.
In connection with cash flow hedges of forecasted interest payments related to the company's borrowings, the company recorded net losses (before taxes) of $110 million and $121 million at September 30, 2024 and December 31, 2023, respectively, in AOCI. The company estimates that $14 million of the deferred net losses (before taxes) on derivatives in AOCI at September 30, 2024 will be reclassified to net income within the next 12 months, providing an offsetting economic impact against the underlying interest payments.
Foreign Exchange Risk
Long-Term Investments in Foreign Subsidiaries (Net Investment)
A large portion of the company’s foreign currency denominated debt portfolio is designated as a hedge of net investment in major foreign subsidiaries to reduce the volatility in stockholders’ equity caused by changes in foreign currency exchange rates in the subsidiaries' functional currency with respect to the U.S. dollar. At September 30, 2024 and December 31, 2023, the carrying value of debt designated as hedging instruments was $15.1 billion and $15.9 billion, respectively. The company also uses foreign currency derivatives, such as forward contracts and long-term cross currency swaps, for this risk management purpose. In the third quarter of 2024, the company entered into long-term cross currency swaps designated as hedge of net investment instruments with a $2.2 billion notional value that the company also relates to its U.S. dollar denominated debt. The interim net interest cash settlements of these swaps will be included as cash flows from operating activities in the Consolidated Statement of Cash Flows. There were no net interest settlements during the three months ended September 30, 2024. At September 30, 2024 and December 31, 2023, the total notional amount of derivative instruments designated as net investment hedges was $6.9 billion and $4.9 billion, respectively. At September 30, 2024 and December 31, 2023, the weighted-average remaining maturity of these instruments was approximately 0.8 years and 0.1 years, respectively.
In conjunction with the company entering into long-term cross currency swaps as described above, the company records unrealized gains and losses on the excluded component of net investment hedging derivatives in other comprehensive income (loss) and recognizes the excluded component on a straight-line basis over the life of the hedge in interest expense and cost of financing in the Consolidated Income Statement.
Anticipated Royalties and Cost Transactions
The company’s operations generate significant nonfunctional currency, third-party vendor payments and intercompany payments for royalties and goods and services among the company’s non-U.S. subsidiaries and with the company. In anticipation of these foreign currency cash flows and in view of the volatility of the currency markets, the company selectively employs foreign exchange forward contracts to manage its currency risk. These forward contracts are accounted for as cash flow hedges. At September 30, 2024, the maximum remaining length of time over which the company hedged its exposure is approximately two years. At September 30, 2024 and December 31, 2023, the total notional amount of

Notes to Consolidated Financial Statements — (continued)
forward contracts designated as cash flow hedges of forecasted royalty and cost transactions was $9.8 billion and $9.2 billion, respectively. At September 30, 2024 and December 31, 2023, the weighted-average remaining maturity of these instruments was approximately 0.5 years and 0.6 years, respectively.
At September 30, 2024 and December 31, 2023, in connection with cash flow hedges of anticipated royalties and cost transactions, the company recorded net losses (before taxes) of $105 million and net gains (before taxes) of $40 million, respectively, in AOCI. The company estimates that $160 million of deferred net losses (before taxes) on derivatives in AOCI at September 30, 2024 will be reclassified to net income within the next 12 months, providing an offsetting economic impact against the underlying anticipated transactions.
Foreign Currency Denominated Borrowings
The company is exposed to exchange rate volatility on foreign currency denominated debt. To manage this risk, the company may employ forward contracts or cross-currency swaps to convert the principal, or principal and interest payments of foreign currency denominated debt, to debt denominated in the functional currency of the borrowing entity. These derivatives are accounted for as cash flow hedges. At September 30, 2024, the maximum length of time remaining over which the company hedged its exposure was approximately six years. At September 30, 2024 and December 31, 2023, the total notional amount of derivative instruments designated as cash flow hedges of foreign-currency denominated debt was $5.0 billion and $5.2 billion respectively.
At September 30, 2024 and December 31, 2023, in connection with previously terminated cross-currency swaps, the company recorded net losses (before taxes) of $51 million and $68 million, respectively, in AOCI, of which $16 million of deferred net losses (before taxes) is estimated to be reclassified to net income within the next 12 months.
At September 30, 2024 and December 31, 2023, in connection with forward contracts, the company has recorded net losses (before taxes) of $4 million and net gains (before taxes) of $23 million, respectively, in AOCI. Approximately $63 million of losses (before taxes) related to the initial forward points excluded from the assessment of hedge effectiveness is expected to be amortized to other (income) and expense within the next 12 months.
Subsidiary Cash and Foreign Currency Asset/Liability Management
The company uses its Global Treasury Centers to manage the cash of its subsidiaries. These centers principally use currency swaps to convert cash flows in a cost-effective manner. In addition, the company uses forward contracts to economically hedge, on a net basis, the foreign currency exposure of a portion of the company’s nonfunctional currency assets and liabilities. The terms of these forward and swap contracts are generally less than one year. The changes in the fair values of these contracts and of the underlying hedged exposures are generally offsetting and are recorded in other (income) and expense in the Consolidated Income Statement. At September 30, 2024 and December 31, 2023, the total notional amount of derivative instruments in economic hedges of foreign currency exposure was $5.7 billion and $6.7 billion, respectively.
Equity Risk Management
The company is exposed to market price changes in certain broad market indices and in the company’s own stock primarily related to certain obligations to employees. Changes in the overall value of these employee compensation obligations are recorded in SG&A expense in the Consolidated Income Statement. Although not designated as accounting hedges, the company utilizes derivatives, including equity swaps and futures, to economically hedge the exposures related to its employee compensation obligations. The derivatives are linked to the total return on certain broad market indices or the total return on the company’s common stock, and are recorded at fair value with gains or losses also reported in SG&A expense in the Consolidated Income Statement. At September 30, 2024 and December 31, 2023, the total notional amount of derivative instruments in economic hedges of these compensation obligations was $1.4 billion and $1.2 billion, respectively.

Notes to Consolidated Financial Statements — (continued)
Cumulative Basis Adjustments for Fair Value Hedges
At September 30, 2024 and December 31, 2023, the following amounts were recorded in the Consolidated Balance Sheet related to cumulative basis adjustments for fair value hedges:

(Dollars in millions)	September 30, 2024	December 31, 2023
Short-term debt:
Carrying amount of the hedged item	$—	$(1)
Cumulative hedging adjustments included in the carrying amount — assets/(liabilities)	$—	$(1)
Long-term debt:
Carrying amount of the hedged item	$(6,704)	$(6,629)
Cumulative hedging adjustments included in the carrying amount — assets/(liabilities) (1)	$(19)	$61

(1)Includes ($166) million and ($200) million of hedging adjustments on discontinued hedging relationships at September 30, 2024 and December 31, 2023, respectively.
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

(Dollars in millions)	Total		Gains/(Losses) of Total Hedge Activity
For the three months ended September 30:	2024	2023	2024	2023
Cost of services	$5,048	$5,217	$5	$(2)
Cost of sales	$1,404	$1,419	$3	$(5)
Cost of financing	$95	$94	$(2)	$(3)
SG&A expense	$4,911	$4,458	$83	$(58)
Other (income) and expense	$2,244	$(215)	$428	$(316)
Interest expense	$429	$412	$(11)	$(15)

Notes to Consolidated Financial Statements — (continued)

	Gain (Loss) Recognized in Consolidated Income Statement
(Dollars in millions)	Consolidated Income Statement Line Item	Recognized on Derivatives		Attributable to Risk Being Hedged (2)
For the three months ended September 30:		2024	2023	2024	2023
Derivative instruments in fair value hedges: (1)
Interest rate contracts	Cost of financing	$31	$(33)	$(37)	$28
	Interest expense	155	(166)	(185)	139
Derivative instruments not designated as hedging instruments:
Foreign exchange contracts	Other (income) and expense	194	(141)	N/A	N/A
Equity contracts	SG&A expense	83	(54)	N/A	N/A
Total		$463	$(394)	$(222)	$167

	Gain (Loss) Recognized in Consolidated Income Statement and Other Comprehensive Income
	Recognized in OCI		Consolidated Income Statement Line Item	Reclassified from AOCI		Amounts Excluded from Effectiveness Testing (3)
(Dollars in millions)
For the three months ended September 30:	2024	2023		2024	2023	2024	2023
Derivative instruments in cash flow hedges:
Interest rate contracts	$—	$—	Cost of financing	$(1)	$(1)	$—	$—
			Interest expense	(3)	(4)	—	—
Foreign exchange contracts			Cost of services	5	(2)	—	—
Amount included in the assessment of effectiveness	(153)	101	Cost of sales	3	(5)	—	—
Amount excluded from the assessment of effectiveness	(62)	29	Cost of financing	(1)	(2)	—	—
			SG&A expense	0	(4)	—	—
			Other (income) and expense	255	(164)	(20)	(11)
			Interest expense	(5)	(11)	—	—
Instruments in net investment hedges: (4)
Foreign exchange contracts			Cost of financing	—	—	5	5
Amount included in the assessment of effectiveness	(1,086)	652	Interest expense	—	—	26	26
Amount excluded from the assessment of effectiveness	10	—
Total	$(1,290)	$782		$254	$(192)	$11	$21

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
(3)Amounts excluded from effectiveness testing for both net investment hedges and cash flow hedges of foreign currency debt are amortized to net income on a straight-line basis over the life of the relevant hedging instrument.
(4)Instruments in net investment hedges include derivative and non-derivative instruments with the amounts recognized in OCI providing an offset to the translation of foreign subsidiaries.
N/A - not applicable

Notes to Consolidated Financial Statements — (continued)

(Dollars in millions)	Total		Gains/(Losses) of Total Hedge Activity
For the nine months ended September 30:	2024	2023	2024	2023
Cost of services	$15,414	$15,821	$19	$(6)
Cost of sales	$4,393	$4,329	$30	$12
Cost of financing	$281	$297	$(9)	$(10)
SG&A expense	$14,823	$14,212	$168	$44
Other (income) and expense	$1,694	$(721)	$1	$(315)
Interest expense	$1,288	$1,202	$(45)	$(46)

	Gain (Loss) Recognized in Consolidated Income Statement
(Dollars in millions)	Consolidated Income Statement Line Item	Recognized on Derivatives		Attributable to Risk Being Hedged (2)
For the nine months ended September 30:		2024	2023	2024	2023
Derivative instruments in fair value hedges: (1)
Interest rate contracts	Cost of financing	$(5)	$(55)	$(13)	$42
	Interest expense	(24)	(261)	(66)	196
Derivative instruments not designated as hedging instruments:
Foreign exchange contracts	Other (income) and expense	(174)	(321)	N/A	N/A
Equity contracts	SG&A expense	158	37	N/A	N/A
Total		$(46)	$(600)	$(79)	$238

	Gain (Loss) Recognized in Consolidated Income Statement and Other Comprehensive Income
	Recognized in OCI		Consolidated Income Statement Line Item	Reclassified from AOCI		Amounts Excluded from Effectiveness Testing (3)
(Dollars in millions)
For the nine months ended September 30:	2024	2023		2024	2023	2024	2023
Derivative instruments in cash flow hedges:
Interest rate contracts	$—	$—	Cost of financing	$(2)	$(2)	$—	$—
			Interest expense	(10)	(11)	—	—
Foreign exchange contracts			Cost of services	19	(6)	—	—
Amount included in the assessment of effectiveness	147	250	Cost of sales	30	12	—	—
Amount excluded from the assessment of effectiveness	(84)	29	Cost of financing	(3)	(10)	—	—
			SG&A expense	10	7	—	—
			Other (income) and expense	233	16	(57)	(11)
			Interest expense	(15)	(46)	—	—
Instruments in net investment hedges: (4)
Foreign exchange contracts			Cost of financing	—	—	14	16
Amount included in the assessment of effectiveness	(205)	564	Interest expense	—	—	69	75
Amount excluded from the assessment of effectiveness	10	—
Total	$(131)	$843		$263	$(40)	$26	$81

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
(3)Amounts excluded from effectiveness testing for both net investment hedges and cash flow hedges of foreign currency debt are amortized to net income on a straight line basis over the life of the relevant hedging instrument.
(4)Instruments in net investment hedges include derivative and non-derivative instruments with the amounts recognized in OCI providing an offset to the translation of foreign subsidiaries.
N/A - not applicable

Notes to Consolidated Financial Statements — (continued)
For the three and nine months ended September 30, 2024 and 2023, there were no material gains or losses excluded from the assessment of hedge effectiveness (for fair value or cash flow hedges), or associated with an underlying exposure that did not or was not expected to occur (for cash flow hedges); nor are there any anticipated in the normal course of business.
17. Stock-Based Compensation:
Stock-based compensation cost for stock awards and stock options is measured at grant date, based on the fair value of the award, and is recognized over the employee requisite service period. The following table presents total stock-based compensation cost included in income from continuing operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2024	2023	2024	2023
Cost	$56	$48	$165	$141
Selling, general and administrative	167	148	511	465
Research, development and engineering	107	91	290	237
Pre-tax stock-based compensation cost	$330	$286	$966	$843
Income tax benefits	(131)	(74)	(353)	(216)
Total net stock-based compensation cost	$199	$213	$613	$627
Pre-tax stock-based compensation cost for the three months ended September 30, 2024 increased $44 million compared to the corresponding period in the prior year due to increases in restricted stock units ($31 million), stock options ($6 million), performance share units ($4 million) and Employees Stock Purchase Plan (ESPP) ($3 million). The increases are primarily driven by stock-based compensation awards granted by the company as part of its annual cycles for executives and other employees.
Pre-tax stock-based compensation cost for the nine months ended September 30, 2024 increased $123 million compared to the corresponding period in the prior year due to increases in restricted stock units ($73 million), performance share units ($25 million), stock options ($19 million) and ESPP ($7 million). The increases are primarily driven by stock-based compensation awards granted by the company as part of its annual cycles for executives and other employees.
Total unrecognized compensation cost related to non-vested awards at September 30, 2024 was $1.8 billion and is expected to be recognized over a weighted-average period of approximately 2.6 years.
18. Retirement-Related Benefits:
The company offers defined benefit (DB) pension plans, defined contribution plans, as well as nonpension postretirement plans primarily consisting of retiree medical benefits.
IBM U.S. Retirement Plan Changes
Effective January 1, 2024, IBM changed how it provides certain retirement-related benefits in the U.S. IBM is providing a new benefit to most U.S. employees under its existing Qualified PPP called the Retirement Benefit Account (RBA). This is in place of any IBM contributions to the U.S. employees' 401(k) Plus accounts. IBM U.S. regular full-time and part-time employees with at least one year of service will participate in the RBA. Each eligible employee's RBA is credited monthly with an amount equal to five percent of their eligible pay with no employee contribution required. Under the RBA, eligible employees earn six percent interest through 2026 and starting in 2027, will earn interest equal to the 10-year U.S. Treasury Yield, subject to a three percent minimum per year through 2033. Eligible employees also received a salary increase effective January 1, 2024 for the difference between the IBM 401(k) Plus contribution percent they were previously entitled to receive and the five percent RBA pay credit. Since the RBA is a component of the Qualified PPP, it is funded by the trust for the Qualified PPP along with all other benefits in the Qualified PPP.
As a result of this change, inactive pension plan participants no longer represent substantially all of the participants in the Qualified PPP. As required by U.S. GAAP, this changed the amortization period of unrecognized actuarial losses from the average remaining life expectancy of inactive plan participants to the average remaining service period of active plan

Notes to Consolidated Financial Statements — (continued)
participants in 2024. Recognized actuarial losses for the U.S. Plans increased by approximately $100 million and $300 million for the three and nine months ended September 30, 2024, respectively, as compared to the prior-year periods, primarily driven by the change in amortization period. There was no impact to funded status, retiree benefit payments or funding requirements of the Qualified PPP due to the change in amortization period.
Over the past several years, the company has taken actions to reduce the risk profile of its worldwide retirement-related plans, while at the same time increasing the funded status of the plans. As described in note 1, "Basis of Presentation," in September 2024, the Qualified PPP irrevocably transferred to the Insurer approximately $6 billion of the Qualified PPP's defined benefit pension obligations and related plan assets, thereby reducing the company's pension obligations and assets by the same amount. This transaction further de-risks the company's retirement-related plans by eliminating the potential for the company to make future cash contributions to fund this portion of pension obligations being transferred to the Insurer. After the transaction, the Qualified PPP remained in an overfunded position as of September 30, 2024.
Upon issuance of the group annuity contract, the Qualified PPP's benefit obligations and administration for approximately 32,000 of the company's Plan participants and beneficiaries (the "Transferred Participants") were transferred to the Insurer. Under the group annuity contract, the Insurer has made an irrevocable commitment, and will be solely responsible, to pay the pension benefits of each Transferred Participant that are due on or after January 1, 2025. The transaction resulted in no changes to the amount of benefits payable to the Transferred Participants. The company recognized a one-time, non-cash, pre-tax pension settlement charge of $2.7 billion ($2.0 billion net of tax) in the third quarter of 2024 primarily related to the accelerated recognition of actuarial losses included within AOCI in the Consolidated Statement of Equity. As a result of this transaction, the company was required to remeasure the benefit obligations and plan assets of the Qualified PPP. The remeasurement reflects the use of the current discount rate and actual return on plan assets as of August 31, 2024, applying the practical expedient to remeasure plan assets and obligations as of the nearest calendar month-end date.

Notes to Consolidated Financial Statements — (continued)
The following table presents the changes in benefit obligations and plan assets of the company's retirement-related benefit plans affected by the interim remeasurements described above for the nine months ended September 30, 2024.

Qualified PPP
(Dollars in millions)	U.S. Plan
Change in benefit obligation:
Benefit obligation at January 1, 2024	$19,854
Service cost	295
Interest cost	686
Plan participants' contributions	—
Actuarial losses/(gains) (1)	46
Benefits paid from trust	(1,073)
Direct benefit payments	—
Amendments/curtailments/settlements/other (2)	(6,229)
Benefit obligation at September 30, 2024	$13,578
Change in plan assets:
Fair value of plan assets at January 1, 2024	$24,437
Actual return of plan assets (1)	1,140
Employer contributions	—
Plan participants' contributions	—
Benefits paid from trust	(1,073)
Direct benefit payments	—
Amendments/curtailments/settlements/other (2)	(6,229)
Fair value of plan assets at September 30, 2024	$18,275
Funded status at September 30, 2024	$4,697
Accumulated benefit obligation (3)	$13,578

(1)Reflects a 5.00 percent discount rate at both December 31, 2023 and at the remeasurement date.
(2)Primarily represents the transfer of pension obligations and related plan assets to the Insurer pursuant to a group annuity contract and lump sum payments to Transferred Participants.
(3)Represents the benefit obligation assuming no future participant compensation increases.
IBM Non-U.S. Retirement Plan Change
In the fourth quarter of 2024, IBM Canada Ltd. (“IBMC”) purchased two separate nonparticipating single premium group annuity contracts from RBC Life Insurance Company and Brookfield Annuity Company (collectively the "Insurers") that will transfer to the Insurers approximately $1.2 billion of the IBMC IBM Retirement Plan’s (the “Plan”) defined benefit pension obligations for approximately 6,000 Plan participants and beneficiaries. The purchase of the group annuity contracts was completed October 29, 2024 and was funded directly by assets of the Plan and required no cash contribution from IBM. As a result of the transaction, the company expects to recognize a one-time, non-cash, pre-tax, pension settlement charge of approximately $0.4 billion in the fourth quarter of 2024. The actual charge will depend on finalization of the actuarial and other assumptions.

Notes to Consolidated Financial Statements — (continued)
The following tables provide the pre-tax cost for all retirement-related plans.

			Yr.-to-Yr.
(Dollars in millions)			Percent
For the three months ended September 30:	2024	2023	Change
Retirement-related plans — cost:
Defined benefit pension and defined contribution plans — cost (1)	$3,024	$250	nm
Nonpension postretirement plans — cost	30	33	(9.4)%
Total	$3,053	$283	nm

			Yr.-to-Yr.
(Dollars in millions)			Percent
For the nine months ended September 30:	2024	2023	Change
Retirement-related plans — cost:
Defined benefit pension and defined contribution plans — cost (1)	$3,667	$791	nm
Nonpension postretirement plans — cost	90	98	(7.8)%
Total	$3,757	$888	nm

(1)2024 includes the impact of a one-time, non-cash, pre-tax pension settlement charge of $2.7 billion related to the Qualified PPP, as described above.
nm - not meaningful

Cost/(Income) of Retirement Plans

The following tables provide the components of the cost/(income) for the company’s retirement-related benefit plans.

(Dollars in millions)	U.S. Plans		Non-U.S. Plans
For the three months ended September 30:	2024	2023	2024	2023
Service cost (1)	$98	$—	$43	$44
Interest cost (2)	228	272	271	293
Expected return on plan assets (2)	(313)	(382)	(395)	(363)
Amortization of prior service costs/(credits) (2)	—	—	6	5
Recognized actuarial losses (2)	113	27	131	99
Curtailments and settlements (2) (3)	2,725	—	2	2
Multi-employer plans	—	—	3	4
Other costs/(credits) (2)	—	—	0	3
Total net periodic pension (income)/cost of defined benefit plans	$2,851	$(82)	$62	$88
Cost of defined contribution plans	15	150	95	95
Total defined benefit pension and defined contribution plans cost recognized in the Consolidated Income Statement	$2,866	$68	$158	$182

(1)Increase in U.S. Plans service cost in 2024 is due to the Qualified PPP plan changes effective January 1, 2024 described above.
(2)These components of net periodic pension cost are included in other (income) and expense in the Consolidated Income Statement.
(3)U.S. Plans in 2024 reflects the impact of a one-time, non-cash, pre-tax pension settlement charge related to the Qualified PPP, as described above.

Notes to Consolidated Financial Statements — (continued)

(Dollars in millions)	U.S. Plans		Non-U.S. Plans
For the nine months ended September 30:	2024	2023	2024	2023
Service cost (1)	$295	$—	$128	$133
Interest cost (2)	735	817	803	873
Expected return on plan assets (2)	(994)	(1,146)	(1,168)	(1,081)
Amortization of prior service costs/(credits) (2)	—	0	17	15
Recognized actuarial losses (2)	370	82	389	302
Curtailments and settlements (2) (3)	2,725	—	7	7
Multi-employer plans	—	—	10	10
Other costs/(credits) (2)	—	—	20	21
Total net periodic pension (income)/cost of defined benefit plans	$3,131	$(247)	$206	$281
Cost of defined contribution plans	42	473	288	283
Total defined benefit pension and defined contribution plans cost recognized in the Consolidated Income Statement	$3,173	$226	$494	$565

(1)Increase in U.S. Plans service cost in 2024 is due to the Qualified PPP plan changes effective January 1, 2024 described above.
(2)These components of net periodic pension cost are included in other (income) and expense in the Consolidated Income Statement.
(3)U.S. Plans in 2024 reflects the impact of a one-time, non-cash, pre-tax pension settlement charge related to the Qualified PPP, as described above.
Cost of Nonpension Postretirement Plans
The following tables provide the components of the cost for the company’s nonpension postretirement plans.

(Dollars in millions)	U.S. Plan		Non-U.S. Plans
For the three months ended September 30:	2024	2023	2024	2023
Service cost	$1	$1	$1	$1
Interest cost (1)	27	29	10	10
Expected return on plan assets (1)	—	—	0	(1)
Amortization of prior service costs/(credits) (1)	(7)	(7)	0	0
Recognized actuarial losses (1)	—	—	0	0
Curtailments and settlements (1)	—	—	—	—
Total nonpension postretirement plans cost recognized in the Consolidated Income Statement	$20	$23	$10	$10

(Dollars in millions)	U.S. Plan		Non-U.S. Plans
For the nine months ended September 30:	2024	2023	2024	2023
Service cost	$2	$3	$2	$2
Interest cost (1)	80	88	31	29
Expected return on plan assets (1)	—	—	(1)	(2)
Amortization of prior service costs/(credits) (1)	(22)	(22)	0	0
Recognized actuarial losses (1)	—	—	(1)	(1)
Curtailments and settlements (1)	—	—	—	—
Total nonpension postretirement plans cost recognized in the Consolidated Income Statement	$59	$69	$30	$28

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

Notes to Consolidated Financial Statements — (continued)
Plan Contributions
The company does not anticipate any significant changes to the expected plan contributions in 2024 from the amounts disclosed in the 2023 Annual Report. The table below includes contributions to the following plans:

(Dollars in millions)	Plan Contributions
For the nine months ended September 30:	2024	2023
U.S. nonpension postretirement benefit plan	$155	$188
Non-U.S. DB and multi-employer plans (1)	53	45
Total plan contributions	$208	$233

(1)Amounts reported net of refunds.
The U.S. nonpension postretirement benefit plan contributions in the table above were funded with U.S. Treasury Securities. Additionally, during the nine months ended September 30, 2024 and 2023, the company contributed $600 million and $537 million of U.S. Treasury securities, respectively, to the Active Medical Trust. Contributions made with U.S. Treasury securities are considered a non-cash transaction.
19. Subsequent Events:
On October 30, 2024, the company announced that the Board of Directors approved a quarterly dividend of $1.67 per common share. The dividend is payable December 10, 2024 to stockholders of record on November 12, 2024.

Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024
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
In September 2024, the IBM Qualified Personal Pension Plan (Qualified PPP) purchased a nonparticipating single premium group annuity contract from The Prudential Insurance Company of America (the Insurer) and irrevocably transferred to the Insurer approximately $6 billion of the Qualified PPP’s defined benefit pension obligations and related plan assets, thereby reducing our pension obligations and assets by the same amount. The group annuity contract was purchased using assets of the Qualified PPP and no additional funding contribution was required from the company. As a result of this transaction we recognized a one-time, non-operating, non-cash, pre-tax pension settlement charge of $2.7 billion ($2.0 billion net of tax) in the third quarter of 2024, primarily related to the accelerated recognition of accumulated actuarial losses of the Qualified PPP. As the charge was non-operating and non-cash, it did not impact our operating (non-GAAP) earnings or cash flow results. Refer to note 18, “Retirement-Related Benefits,” for additional information.
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
Operating (non-GAAP) Earnings:
In an effort to provide better transparency into the operational results of the business, supplementally, management separates business results into operating and non-operating categories. Operating earnings from continuing operations is a non-GAAP measure that excludes the effects of certain acquisition-related charges, intangible asset amortization, expense resulting from basis differences on equity method investments, retirement-related costs and their related tax impacts. Due to the unique, non-recurring nature of the enactment of the U.S. Tax Cuts and Jobs Act (U.S. tax reform), management characterizes the one-time provisional charge recorded in the fourth quarter of 2017 and adjustments to that charge as non-operating. Adjustments primarily include true-ups, accounting elections and any changes to regulations, laws or audit adjustments that affect the recorded one-time charge. For acquisitions, operating (non-GAAP) earnings exclude the amortization of purchased intangible assets and acquisition-related charges such as in-process research and development, transaction costs, applicable retention, restructuring and related expenses, tax charges related to acquisition integration and pre-closing charges, such as financing costs. These charges are excluded as they may be inconsistent in amount and timing from period to period and are significantly impacted by the size, type and frequency of our acquisitions. Given its unique and temporary nature, management has also characterized as non-operating expense, the mark-to-market impact on the

Management Discussion – (continued)
foreign exchange derivative contracts entered into prior to the acquisition of StreamSets and webMethods from SoftwareAG to economically hedge the foreign currency exposure related to the purchase price of this acquisition. These derivative contracts expired by June 28, 2024. This impact was recorded in other (income) and expense in the Consolidated Income Statement and reflects the realized loss from the changes in fair value of these derivative contracts. All other spending for acquired companies is included in both earnings from continuing operations and in operating (non-GAAP) earnings. For retirement-related costs, management characterizes certain items as operating and others as non-operating, consistent with GAAP. We include defined benefit plan and nonpension postretirement benefit plan service costs, multi-employer plan costs and the cost of defined contribution plans in operating earnings. Non-operating retirement-related costs include defined benefit plan and nonpension postretirement benefit plan amortization of prior service costs, interest cost, expected return on plan assets, amortized actuarial gains/losses, the impacts of any plan curtailments/settlements including the impact of a one-time, non-cash, pre-tax settlement charge of $2.7 billion ($2.0 billion net of tax) resulting from the transfer to the Insurer of a portion of the Qualified PPP’s defined benefit pension obligations and related plan assets in the third quarter of 2024 and pension insolvency costs and other costs. Non-operating retirement-related costs are primarily related to changes in pension plan assets and liabilities which are tied to financial market performance, and we consider these costs to be outside of the operational performance of the business.
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

Financial Results Summary — Three Months Ended September 30

(Dollars and shares in millions except per share amounts)				Yr.-to-Yr. Percent/ Margin Change
For the three months ended September 30:	2024	2023
Revenue (1)	$14,968	$14,752		1.5%
Gross profit margin	56.3%	54.4%	1.9	pts.
Total expense and other (income)	$9,222	$6,150		50.0%
Income/(loss) from continuing operations before income taxes	$(802)	$1,873		nm
Provision for/(benefit from) income taxes from continuing operations	$(485)	$159		nm
Income/(loss) from continuing operations	$(317)	$1,714		nm
Income/(loss) from continuing operations margin	(2.1)%	11.6%	(13.7)	pts.
Income from discontinued operations, net of tax	$(13)	$(10)		29.4%
Net income/(loss) (2)	$(330)	$1,704		nm
Earnings/(loss) per share from continuing operations - assuming dilution (2)	$(0.34)	$1.86		nm
Consolidated earnings/(loss) per share - assuming dilution (2)	$(0.36)	$1.84		nm
Weighted-average shares outstanding - assuming dilution	923.6	923.7		0.0%

(1)Year-to-year revenue growth of 1.6 percent adjusted for currency.
(2)Includes a one-time, non-cash, pre-tax pension settlement charge of $2.7 billion ($2.0 billion net of tax) resulting in an impact of $2.18 to both diluted earnings/(loss) per share from continuing operations and consolidated diluted earnings/(loss) per share. Refer to note 18, "Retirement-Related Benefits," for additional information.
nm - not meaningful

Management Discussion – (continued)
The following table provides the company’s operating (non-GAAP) earnings for the third quarter of 2024 and 2023.

(Dollars in millions except per share amounts)			Yr.-to-Yr. Percent Change
For the three months ended September 30:	2024	2023
Net income/(loss) as reported (1)	$(330)	$1,704	nm
Income from discontinued operations, net of tax	(13)	(10)	29.4%
Income/(loss) from continuing operations (1)	$(317)	$1,714	nm
Non-operating adjustments (net of tax):
Acquisition-related charges	$373	$340	9.9%
Non-operating retirement-related costs/(income) (1)	2,097	1	nm
U.S. tax reform impacts	2	(24)	nm
Operating (non-GAAP) earnings (2)	$2,155	$2,031	6.1%
Diluted operating (non-GAAP) earnings per share (2)	$2.30	$2.20	4.5%

(1)Includes the impact of a one-time, non-cash pension settlement charge of $2.0 billion net of tax.
(2)Refer to page 85 for a more detailed reconciliation of net income to operating earnings.
nm - not meaningful
Macroeconomic Environment:
Our business portfolio positions us well to capture market opportunities in challenging macroeconomic times. Our diversification across geographies, industries, clients and business mix and our recurring revenue base provides some stability in revenue, profit and cash generation. Clients and partners continue to leverage technology to allow businesses to scale, drive efficiencies, fuel growth and gain competitive advantage. The economic uncertainty caused by temporary factors including geopolitical issues, upcoming elections, and the changing landscape of interest rates and inflation is leading clients to manage their discretionary spending, which has impacted certain areas of our Consulting business. The consulting market remains dynamic, with significant opportunity as clients and partners prepare for AI.
In the first nine months of 2024, movements in global currencies continued to impact our reported year-to-year revenue and profit. We execute hedging programs which defer, but do not eliminate, the impact of currency. The (gains)/losses from these hedging programs are reflected primarily in other income and expense. Refer to “Currency Rate Fluctuations,” for additional information.
Financial Performance Summary — Three Months Ended September 30:
In the third quarter of 2024, we reported $15.0 billion in revenue and a net loss from continuing operations of $0.3 billion, which includes the impact of a one-time, non cash, pre-tax pension settlement charge of $2.7 billion ($2.0 billion net of tax). The pension settlement charge was the result of the transfer to the Insurer of a portion of the Qualified PPP’s defined benefit pension obligations and related plan assets, an action we took to further reduce the risk profile of our worldwide retirement-related plans. Our operating (non-GAAP) earnings for the three months ended September 30, 2024 were $2.2 billion. Diluted loss per share from continuing operations was $0.34 as reported, including an impact of $2.18 from the pension settlement charge, and diluted earnings per share was $2.30 on an operating (non-GAAP) basis. We generated $2.9 billion in cash from operations and $2.1 billion in free cash flow, and delivered shareholder returns of $1.5 billion in dividends. Our third-quarter performance reflects accelerated Software revenue growth, expanded gross profit margin, and strong cash generation, demonstrating the continued success of our hybrid cloud and AI strategy, and the strength of our diversified business model. We continued to focus on the fundamentals of our business which, combined with our cash generation, position us to continue investing in innovation and expertise across the portfolio while continuing to return value to shareholders through dividends.

Total revenue grew 1.5 percent as reported and 2 percent adjusted for currency compared to the prior-year period, led by Software. Software delivered revenue growth of 9.7 percent as reported and 9.6 percent adjusted for currency, driven by both Hybrid Platform & Solutions and Transaction Processing, and reflecting the repositioning of our software portfolio around Hybrid Cloud, Automation, Data and Transaction Processing. Hybrid Platform & Solutions revenue was up 9.8 percent as reported and 9.7 percent adjusted for currency, led by growth in Red Hat, Automation and Data & AI. Transaction Processing grew 9.4 percent as reported and adjusted for currency, reflecting growing capacity, solid renewal

Management Discussion – (continued)
rates, and continued customer interest in our AI solutions. Consulting revenue decreased 0.5 percent as reported but was flat adjusted for currency, as it continued to be impacted by a dynamic market environment as clients reprioritize spending given macroeconomic uncertainty. Infrastructure revenue decreased 7.0 percent year to year as reported and 6.7 percent adjusted for currency, reflecting product cycle dynamics.
From a geographic perspective, Americas revenue decreased 3.0 percent as reported (2.4 percent adjusted for currency). Europe/Middle East/Africa (EMEA) increased 8.5 percent as reported (6.8 percent adjusted for currency). Asia Pacific increased 3.1 percent as reported (4.5 percent adjusted for currency).
Gross margin of 56.3 percent increased 1.9 points year to year with continued margin expansion driven by revenue growth, portfolio mix and ongoing productivity actions. Operating (non-GAAP) gross margin of 57.5 percent increased 2.1 points compared to the prior-year period due to the same dynamics.
Total expense and other (income) increased 50.0 percent in the third quarter of 2024 versus the prior-year period primarily driven by the pension settlement charge of $2.7 billion described above, higher workforce rebalancing charges and higher spending reflecting our continued investment in portfolio innovation to drive our strategy. This was partially offset by a gain from the sale of certain QRadar SaaS assets and the benefits from productivity and the actions we have taken to transform our operations. Total operating (non-GAAP) expense and other (income) increased 4.1 percent year to year, driven primarily by the factors described above, excluding the pension settlement charge.
Pre-tax loss from continuing operations was $0.8 billion in the third quarter of 2024 compared with pre-tax income of $1.9 billion in the prior-year period, and pre-tax margin was down 18.1 points year to year to (5.4) percent. The continuing operations benefit from income taxes in the third quarter of 2024 was $0.5 billion, compared to a provision for income taxes of $0.2 billion in the third quarter of 2023. Net loss from continuing operations was $0.3 billion compared with net income of $1.7 billion in the prior-year period and the net income/(loss) from continuing operations margin of (2.1) percent was down 13.7 points year to year. This year-to-year performance was primarily driven by the transfer to the Insurer of a portion of the Qualified PPP’s defined benefit pension obligations and related plan assets which resulted in a pension settlement charge of $2.7 billion ($2.0 billion net of tax) in the third quarter of 2024 as described above.
Operating (non-GAAP) pre-tax income from continuing operations of $2.5 billion increased 8.2 percent compared to the third quarter of 2023 and the operating (non-GAAP) pre-tax margin from continuing operations increased 1.0 point to 16.6 percent primarily driven by our revenue growth and gross margin performance and the benefits from productivity and the actions taken to transform our operations, partially offset by our continued investments to drive innovation. The operating (non-GAAP) provision for income taxes was $0.3 billion in both the third quarter of 2024 and the third quarter of 2023. Operating (non-GAAP) net income from continuing operations of $2.2 billion increased 6.1 percent and the operating (non-GAAP) net income margin from continuing operations of 14.4 percent was up 0.6 points year to year.
Diluted loss per share from continuing operations was $0.34 in the third quarter of 2024, including an impact of $2.18 from the pension settlement charge, compared to diluted earnings per share of $1.86 in the prior-year period. Operating (non-GAAP) diluted earnings per share of $2.30 increased 4.5 percent compared to the third quarter of 2023. Operating (non-GAAP) earnings per share was calculated using 938.4 million shares, which includes 14.9 million dilutive potential shares under our stock-based compensation plans and contingently issuable shares. Due to the GAAP net loss for the three months ended September 30, 2024, these dilutive potential shares were excluded from the GAAP loss per share calculation as the effect would have been antidilutive. Refer to note 7, “Earnings Per Share of Common Stock,” for additional information.
Cash provided by operating activities was $2.9 billion in the third quarter of 2024, a decrease of $0.2 billion compared to the third quarter of 2023 and free cash flow was $2.1 billion, an increase of $0.4 billion versus the prior-year period. Net cash used in investing activities of $1.6 billion decreased $0.4 billion and net cash used in financing activities of $2.8 billion decreased $0.4 billion compared to the third quarter of 2023.

Management Discussion – (continued)
Financial Results Summary — Nine Months Ended September 30:

(Dollars and shares in millions except per share amounts)			Yr.-to-Yr. Percent/ Margin Change
For the nine months ended September 30:	2024	2023
Revenue (1)	$45,199	$44,479	1.6%
Gross profit margin	55.6%	54.0%	1.5	pts.
Total expense and other (income)	$22,621	$19,102	18.4%
Income from continuing operations before income taxes	$2,491	$4,931	(49.5)%
Provision for/(benefit from) income taxes from continuing operations	$(597)	$702	nm
Income from continuing operations	$3,088	$4,229	(27.0)%
Income from continuing operations margin	6.8%	9.5%	(2.7)	pts.
Income/(loss) from discontinued operations, net of tax	$21	$(15)	nm
Net income (2)	$3,109	$4,214	(26.2)%
Earnings per share from continuing operations - assuming dilution (2)	$3.30	$4.59	(28.1)%
Consolidated earnings per share - assuming dilution (2)	$3.32	$4.58	(27.5)%
Weighted-average shares outstanding - assuming dilution	935.4	920.3	1.6%

	At 9/30/2024	At 12/31/2023
Assets	$134,339	$135,241	(0.7)%
Liabilities	$109,809	$112,628	(2.5)%
Equity	$24,530	$22,613	8.5%

(1)Year-to-year revenue growth of 2.7 percent adjusted for currency.
(2)Includes a one-time, non-cash, pre-tax pension settlement charge of $2.7 billion ($2.0 billion net of tax) resulting in an impact of $2.18 to both diluted earnings/(loss) per share from continuing operations and consolidated diluted earnings/(loss) per share. Refer to note 18, "Retirement-Related Benefits," for additional information.
nm - not meaningful
The following table provides the company’s operating (non-GAAP) earnings for the first nine months of 2024 and 2023.

(Dollars in millions except per share amounts)			Yr.-to-Yr. Percent Change
For the nine months ended September 30:	2024	2023
Net income as reported (1)	$3,109	$4,214	(26.2)%
Income/(loss) from discontinued operations, net of tax	21	(15)	nm
Income from continuing operations (1)	$3,088	$4,229	(27.0)%
Non-operating adjustments (net of tax):
Acquisition-related charges	$1,081	$953	13.4%
Non-operating retirement-related costs/(income) (1)	2,259	11	nm
U.S. tax reform impacts	(434)	91	nm
Operating (non-GAAP) earnings (2)	$5,994	$5,283	13.4%
Diluted operating (non-GAAP) earnings per share (2)	$6.41	$5.74	11.7%

(1)Includes the impact of a one-time, non-cash pension settlement charge of $2.0 billion net of tax.
(2)Refer to page 86 for a more detailed reconciliation of net income to operating earnings.
nm - not meaningful

Management Discussion – (continued)
Financial Performance Summary —Nine Months Ended September 30:
In the first nine months of 2024, we reported $45.2 billion in revenue, net income from continuing operations of $3.1 billion, including the impact of a one-time, non cash, pre-tax pension settlement charge of $2.7 billion ($2.0 billion net of tax), and operating (non-GAAP) earnings of $6.0 billion. Diluted earnings per share from continuing operations was $3.30 as reported, including an impact of $2.18 from the pension settlement charge, and diluted earnings per share was $6.41 on an operating (non-GAAP) basis. We generated $9.1 billion in cash from operations and $6.6 billion in free cash flow, and delivered shareholder returns of $4.6 billion in dividends. Our year-to-date performance reflects our deep focus on the business fundamentals with continued revenue growth, gross profit margin expansion and strong cash generation, and a balance sheet with financial flexibility to support our business.
Total revenue grew 1.6 percent as reported and 3 percent adjusted for currency compared to the prior-year period. Software delivered revenue growth of 7.5 percent as reported and 8.0 percent adjusted for currency, with solid growth in Hybrid Platform & Solutions and Transaction Processing. Consulting revenue decreased 0.5 percent as reported but grew 1.1 percent adjusted for currency, led by strength in our Business Transformation offerings with revenue growth year to year driven by transformation projects for data, finance and supply chain. Infrastructure revenue decreased 2.3 percent as reported and 1.2 percent adjusted for currency, driven by declines in Infrastructure Support, partially offset by growth in Hybrid Infrastructure.
From a geographic perspective, Americas revenue decreased 0.4 percent year to year as reported (flat adjusted for currency). EMEA increased 3.5 percent (2.6 percent adjusted for currency). Asia Pacific increased 4.0 percent (9.8 percent adjusted for currency).
Gross margin of 55.6 percent increased 1.5 points year to year with gross profit margin expansion across all reportable segments driven by our improving portfolio mix and productivity actions. Operating (non-GAAP) gross margin of 56.7 percent increased 1.7 points compared to the prior-year period due to the same dynamics.
Total expense and other (income) increased increased 18.4 percent in the first nine months of 2024 versus the prior-year period primarily driven by the pension settlement charge of $2.7 billion described above, higher workforce rebalancing charges and higher spending reflecting our continued investment in portfolio innovation to drive our strategy. This was partially offset by a gain from the sale of certain QRadar SaaS assets, the gain on the divestiture of The Weather Company assets in the first quarter and the benefits from productivity and the actions taken to transform our operations. Total operating (non-GAAP) expense and other (income) increased 2.0 percent year to year, driven primarily by the factors described above, excluding the pension settlement charge.
Pre-tax income from continuing operations of $2.5 billion decreased 49.5 percent and pre-tax margin was 5.5 percent, a decrease of 5.6 points as compared to the first nine months of 2023. Performance in the first nine months of 2024 reflects the impact from the pension settlement charge described above partially offset by our gross margin expansion and the benefits from productivity and the actions taken to transform our operations which enabled investments to drive innovation. The continuing operations benefit from income taxes for the first nine months of 2024 was $0.6 billion, compared to a provision for income taxes of $0.7 billion for the first nine months of 2023. The current-year tax benefit was primarily driven by the resolution of certain tax audit matters in the first quarter and the pension settlement charge in the third quarter. Net income from continuing operations of $3.1 billion decreased 27.0 percent and the net income from continuing operations margin was 6.8 percent, down 2.7 points year to year.
Operating (non-GAAP) pre-tax income from continuing operations of $6.9 billion increased 12.9 percent compared to the prior-year period and the operating (non-GAAP) pre-tax margin from continuing operations increased 1.5 points to 15.3 percent. The operating (non-GAAP) provision for income taxes was $0.9 billion in both the first nine months of 2024 and the first nine months of 2023. Operating (non-GAAP) income from continuing operations of $6.0 billion increased 13.4 percent and the operating (non-GAAP) income margin from continuing operations of 13.3 percent increased 1.4 points year to year.
Diluted earnings per share from continuing operations was $3.30 for the nine months ended 2024 and included an impact of $2.18 from the pension settlement charge and decreased 28.1 percent compared to the prior-year period. Operating (non-GAAP) diluted earnings per share of $6.41 increased 11.7 percent compared to the prior-year period.

Management Discussion – (continued)
At September 30, 2024, the balance sheet remained strong with financial flexibility to support and invest in the business. Cash and cash equivalents, restricted cash and marketable securities at September 30, 2024 of $13.7 billion increased $0.3 billion from December 31, 2023 and debt of $56.6 billion at September 30, 2024 was flat from prior-year end.
Total assets decreased $0.9 billion ($0.7 billion adjusted for currency) from December 31, 2023 primarily driven by a decrease in receivables, partially offset by an increase in goodwill and intangible assets mainly related to the StreamSets and webMethods acquisition. Total liabilities decreased $2.8 billion ($2.9 billion adjusted for currency) from December 31, 2023 primarily driven by decreases in tax liabilities and accounts payable. Total equity of $24.5 billion increased $1.9 billion from December 31, 2023 primarily driven by the year-to-date net income, including the impact of the pension settlement charge, a decrease in accumulated other comprehensive loss mainly driven by retirement-related benefit plans due to the pension settlement charge of $2.0 billion net of tax, and common stock issuances; partially offset by dividends paid.
Cash provided by operating activities was $9.1 billion in the first nine months of 2024, a decrease of $0.4 billion compared to the first nine months of 2023 and free cash flow was $6.6 billion, an increase of $1.5 billion versus the prior-year period. Refer to page 81 for additional information on free cash flow. Net cash used in investing activities of $3.6 billion decreased $6.3 billion compared to the prior-year period. Financing activities were a net use of cash of $5.4 billion in the first nine months of 2024 compared to $0.2 billion in the prior-year period.

Management Discussion – (continued)
Third Quarter in Review
Results of Continuing Operations
Segment Details
As discussed in the "Organization of Information" section, we made changes to our organizational structure and management system in the first quarter of 2024. With these changes, we revised our reportable segments and updated the title of our segment performance metric from pre-tax income from continuing operations to segment profit.
The following tables present each reportable segment’s revenue and gross margin results, followed by an analysis of the third quarter and first nine months of 2024 versus the third quarter and first nine months of 2023 reportable segments results. Prior-year results have been recast to reflect the January 2024 segment changes as described in note 4, "Segments."

(Dollars in millions)			Yr.-to-Yr. Percent/Margin Change		Yr.-to-Yr. Percent Change Adjusted For Currency
For the three months ended September 30:	2024	2023 (1)
Revenue:
Software	$6,524	$5,947	9.7%		9.6%
Gross margin	83.2%	82.3%	0.9	pts.
Consulting	5,152	5,178	(0.5)%		(0.2)%
Gross margin	28.4%	27.6%	0.9	pts.
Infrastructure	3,042	3,272	(7.0)%		(6.7)%
Gross margin	55.0%	53.7%	1.2	pts.
Financing	181	186	(2.5)%		(1.3)%
Gross margin	47.2%	49.7%	(2.5)	pts.
Other	68	170	(60.0)%		(60.2)%
Gross margin	(342.6)%	(88.3)%	(254.4)	pts.
Total revenue	$14,968	$14,752	1.5%		1.6%
Total gross profit	$8,420	$8,023	5.0%
Total gross margin	56.3%	54.4%	1.9	pts.
Non-operating adjustments:
Amortization of acquired intangible assets	192	162	18.6%
Operating (non-GAAP) gross profit	$8,612	$8,185	5.2%
Operating (non-GAAP) gross margin	57.5%	55.5%	2.1	pts.

(1)Recast to reflect January 2024 segment changes.

Management Discussion – (continued)

(Dollars in millions)			Yr.-to-Yr. Percent/Margin Change		Yr.-to-Yr. Percent Change Adjusted For Currency
For the nine months ended September 30:	2024	2023 (1)
Revenue:
Software	$19,162	$17,832	7.5%		8.0%
Gross margin	83.1%	82.3%	0.8	pts.
Consulting	15,517	15,601	(0.5)%		1.1%
Gross margin	26.7%	26.3%	0.4	pts.
Infrastructure	9,764	9,988	(2.3)%		(1.2)%
Gross margin	55.3%	54.0%	1.3	pts.
Financing	543	566	(4.1)%		(3.1)%
Gross margin	48.2%	47.5%	0.7	pts.
Other	214	491	(56.4)%		(56.5)%
Gross margin	(286.7)%	(83.8)%	(202.9)	pts.
Total revenue	$45,199	$44,479	1.6%		2.7%
Total gross profit	$25,112	$24,033	4.5%
Total gross margin	55.6%	54.0%	1.5	pts.
Non-operating adjustments:
Amortization of acquired intangible assets	533	460	15.9%
Operating (non-GAAP) gross profit	$25,645	$24,492	4.7%
Operating (non-GAAP) gross margin	56.7%	55.1%	1.7	pts.

(1)Recast to reflect January 2024 segment changes.
Software

(Dollars in millions)			Yr.-to-Yr. Percent Change	Yr.-to-Yr. Percent Change Adjusted For Currency
For the three months ended September 30:	2024	2023 (1)
Software revenue:	$6,524	$5,947	9.7%	9.6%
Hybrid Platform & Solutions	$4,600	$4,187	9.8%	9.7%
Red Hat			13.7	13.8
Automation			13.2	12.9
Data & AI			5.3	5.1
Security			(1.2)	(1.0)
Transaction Processing	1,925	1,759	9.4	9.4

(1)Recast to reflect January 2024 segment changes.

Management Discussion – (continued)

(Dollars in millions)			Yr.-to-Yr. Percent Change	Yr.-to-Yr. Percent Change Adjusted For Currency
For the nine months ended September 30:	2024	2023 (1)
Software revenue:	$19,162	$17,832	7.5%	8.0%
Hybrid Platform & Solutions	$13,272	$12,388	7.1%	7.6%
Red Hat			9.8	10.4
Automation			13.7	14.1
Data & AI			0.8	1.1
Security			(0.5)	(0.1)
Transaction Processing	5,889	5,444	8.2	8.9

(1)Recast to reflect January 2024 segment changes.
Software revenue of $6,524 million increased 9.7 percent as reported (9.6 percent adjusted for currency) in the third quarter of 2024 compared to the prior-year period, reflecting accelerated revenue growth in total Software and in Hybrid Platform & Solutions as compared to the quarterly year-to-year growth rates in the first-half 2024. This performance reflects the repositioning of Software around our key growth platforms, including Hybrid Cloud, Automation, Data and Transaction Processing, where we deliver a differentiated value proposition to our clients to help address their most pressing needs. We delivered strong growth in our recurring revenue base and have momentum from innovation across our Software portfolio. Red Hat revenue growth accelerated in the third quarter and contributed approximately 3.5 points of growth to total Software. The combination of innovation and recurring revenue also contributed approximately 3.5 points to total Software revenue growth. In addition, our focused acquisition strategy contributed approximately 3 points to our total Software revenue growth.
Hybrid Platform & Solutions revenue of $4,600 million increased 9.8 percent as reported (9.7 percent adjusted for currency) in the third quarter of 2024 compared to the prior-year period, driven primarily by strong growth in Red Hat, Automation and Data & AI. Red Hat revenue increased 13.7 percent as reported (13.8 percent adjusted for currency) in the third quarter of 2024. We gained market share across each of our key solutions, as OpenShift and Ansible each continued to grow year-to-year revenue greater than 20 percent in the third quarter, and RHEL had double-digit, year-to-year growth in the quarter. This revenue growth within Red Hat reflects the demand for our hybrid cloud solutions as clients continue to prioritize application modernization on OpenShift containers and Ansible automation to optimize their IT spend and reduce operational complexity. We had strong acceleration in Red Hat's subscription business this quarter compared to the second-quarter 2024 and the consumption-based services business returned to growth in the third quarter compared to the prior-year period. Automation revenue increased 13.2 percent as reported (12.9 percent adjusted for currency) in the third quarter of 2024 compared to the prior-year period driven by our Software-as-a-Service subscription offerings such as AI Ops and Management, which includes the revenue contribution from Apptio. The Apptio acquisition closed in August last year and continues to build strong synergies with our automation capabilities and broader software portfolio, driving continued growth in signings and annual recurring revenue. Data & AI revenue increased 5.3 percent as reported (5.1 percent adjusted for currency) driven by continued growth in watsonx including our AI Assistant for Customer Care.
Across Hybrid Platform & Solutions, our annual recurring revenue (ARR) was $14.9 billion. ARR is a key performance metric management uses to assess the health and growth trajectory of our Hybrid Platform & Solutions business within the Software segment. The metric was updated in the first quarter of 2024 to reflect the organizational changes described in note 4, “Segments,” and to simplify the calculation. ARR is calculated by using the current quarter’s recurring revenue and then multiplying that value by four. This value includes the following consumption models: (1) software subscription agreements, including committed term licenses, (2) as-a-service arrangements such as SaaS and PaaS, and (3) maintenance and support contracts. ARR should be viewed independently of revenue as this performance metric and its inputs may not represent revenue that will be recognized in future periods.
Transaction Processing revenue of $1,925 million increased 9.4 percent as reported and adjusted for currency in the third quarter of 2024 compared to the prior-year period, reflecting the growing client demand for workload capacity, solid renewal rates, and continued customer interest in our new generative AI product, watsonx Code Assistant for Z.

Management Discussion – (continued)
For the first nine months of 2024, Software revenue of $19,162 million increased 7.5 percent as reported (8.0 percent adjusted for currency) compared to the same period in 2023, driven by solid growth in Hybrid Platform & Solutions, led by Automation and Red Hat, and Transaction Processing. This performance reflects the continued demand for the high-value capabilities within our Hybrid Platform & Solutions offerings and the value of our mission-critical software portfolio within Transaction Processing which supports growing workloads on our hardware platforms. This revenue performance also reflects the investments we have been making in Software, both organically and in acquisitions.

(Dollars in millions)			Yr.-to-Yr. Percent/ Margin Change
For the three months ended September 30:	2024	2023 (1)
Software:
Gross profit	$5,431	$4,896	10.9%
Gross profit margin	83.2%	82.3%	0.9	pts.
Segment profit	$1,969	$1,722	14.4%
Segment profit margin	30.2%	29.0%	1.2	pts.

(Dollars in millions)			Yr.-to-Yr. Percent/ Margin Change
For the nine months ended September 30:	2024	2023 (1)
Software:
Gross profit	$15,925	$14,681	8.5%
Gross profit margin	83.1%	82.3%	0.8	pts.
Segment profit	$5,582	$4,850	15.1%
Segment profit margin	29.1%	27.2%	1.9	pts.

(1)Recast to reflect January 2024 segment changes.
Software gross profit margin increased 0.9 points to 83.2 percent in the third quarter of 2024 compared to the prior-year period. Segment profit of $1,969 million increased 14.4 percent and segment profit margin of 30.2 percent increased 1.2 points compared to the prior-year period. The segment profit growth reflects our operating leverage driven by our revenue performance and portfolio mix and the benefits of our continued productivity actions, partially offset by key investments in software innovation.
For the first nine months of 2024, gross profit margin increased 0.8 points to 83.1 percent, compared to the first nine months of 2023. Segment profit of $5,582 million increased 15.1 percent and segment profit margin of 29.1 percent increased 1.9 points compared to the prior-year period. The segment profit growth for the first nine months of 2024 was driven by the same factors described for the third quarter.

Management Discussion – (continued)
Consulting

(Dollars in millions)			Yr.-to-Yr. Percent Change	Yr.-to-Yr. Percent Change Adjusted For Currency
For the three months ended September 30:	2024	2023 (1)
Consulting revenue:	$5,152	$5,178	(0.5)%	(0.2)%
Business Transformation	$2,327	$2,291	1.6%	1.7%
Technology Consulting	905	943	(4.0)	(3.6)
Application Operations	1,921	1,944	(1.2)	(0.8)

(Dollars in millions)			Yr.-to-Yr. Percent Change	Yr.-to-Yr. Percent Change Adjusted For Currency
For the nine months ended September 30:	2024	2023 (1)
Consulting revenue:	$15,517	$15,601	(0.5)%	1.1%
Business Transformation	$7,004	$6,869	2.0%	3.5%
Technology Consulting	2,752	2,808	(2.0)	0.0
Application Operations	5,761	5,924	(2.8)	(1.1)

(1)Recast to reflect January 2024 segment changes.

Consulting revenue of $5,152 million decreased 0.5 percent as reported (0.2 percent adjusted for currency) in the third quarter of 2024 compared to the prior-year period, reflecting a challenging macroeconomic environment which is impacting client buying behavior. At the same time, clients are reprioritizing their IT budgets to prepare for generative AI. We continued to build a solid generative AI business as we partner with our clients to design and scale AI solutions and develop new ways of working. This early momentum in engaging with clients as they architect their AI strategies is establishing IBM Consulting as a strategic partner of choice. In the third quarter, our Red Hat consulting practice, which helps clients optimize how they build, deploy, and manage applications for a hybrid cloud environment continued to grow revenue at a double-digit rate on a year-to-year basis in the third quarter, with the highest level of single-quarter signings since the acquisition of Red Hat. In addition, Consulting revenue generated through our strategic partnerships continued to contribute strong revenue growth.
In the third quarter of 2024, Business Transformation revenue of $2,327 million increased 1.6 percent as reported (1.7 percent adjusted for currency) compared to the prior-year period driven by strength in transformation projects for data, finance and supply chain.
Technology Consulting revenue of $905 million decreased 4.0 percent as reported (3.6 percent adjusted for currency) in the third quarter of 2024 compared to the prior-year period, driven by a decline in our application development offerings, partially offset by solid growth in our cloud-based application services across modernization development and management services.
Application Operations revenue of $1,921 million decreased 1.2 percent as reported (0.8 percent adjusted for currency) compared to the prior-year period, reflecting a reprioritization of spending by clients for on-premise customized services.
For the first nine months of 2024, Consulting revenue of $15,517 million decreased 0.5 percent as reported, but grew 1.1 percent adjusted for currency, led by strength in our Business Transformation offerings with revenue growth year to year driven by transformation projects for data, finance and supply chain. We had double-digit revenue growth in both our Red Hat and strategic partner driven practices in the first nine months of 2024 compared to the prior-year period. Throughout 2024, the uncertainty of the macroeconomic environment has delayed client spending on smaller, discretionary projects, however, we had solid demand for larger digital transformation projects.

Management Discussion – (continued)

(Dollars in millions)			Yr.-to-Yr. Percent/ Margin Change
For the three months ended September 30:	2024	2023 (1)
Consulting:
Gross profit	$1,464	$1,427	2.6%
Gross profit margin	28.4%	27.6%	0.9	pts.
Segment profit	$559	$566	(1.2)%
Segment profit margin	10.9%	10.9%	(0.1)	pts.

(Dollars in millions)			Yr.-to-Yr. Percent/ Margin Change
For the nine months ended September 30:	2024	2023 (1)
Consulting:
Gross profit	$4,141	$4,105	0.9%
Gross profit margin	26.7%	26.3%	0.4	pts.
Segment profit	$1,447	$1,476	(1.9)%
Segment profit margin	9.3%	9.5%	(0.1)	pts.

(1)Recast to reflect January 2024 segment changes.

In the third quarter of 2024, Consulting gross profit margin of 28.4 percent increased 0.9 points on a year-to-year basis. Segment profit of $559 million decreased 1.2 percent and segment profit margin of 10.9 percent decreased 0.1 points year to year. The gross profit margin expansion reflects the savings from productivity actions we have taken. Our segment profit margin improved 2.0 points compared to the second-quarter 2024 reflecting the benefits from our productivity actions, but was essentially flat year to year.
For the first nine months of 2024, Consulting gross profit margin of 26.7 percent increased 0.4 points compared to the prior-year period. Segment profit of $1,447 million decreased 1.9 percent and segment profit margin of 9.3 percent decreased 0.1 points in the first nine months of 2024 compared to the prior-year period. The nine-month margin performance was driven primarily by the same factors as described above for the third quarter.
Consulting Signings and Book-to-Bill

(Dollars in millions)			Yr.-to-Yr. Percent Change	Yr.-to-Yr. Percent Change Adjusted For Currency
For the three months ended September 30:	2024	2023 (1)
Total Consulting signings	$5,448	$5,964	(8.7)%	(9.3)%

(Dollars in millions)			Yr.-to-Yr. Percent Change	Yr.-to-Yr. Percent Change Adjusted For Currency
For the nine months ended September 30:	2024	2023 (1)
Total Consulting signings	$16,637	$17,293	(3.8)%	(2.7)%

(1)Recast to reflect January 2024 segment changes.
In the third quarter of 2024, Consulting signings decreased 8.7 percent as reported and 9.3 percent adjusted for currency. Clients are reprioritizing their IT budgets to prepare for investments in generative AI, while the challenging macroeconomic environment is impacting client spending, particularly on more discretionary projects. We continued to have solid demand for large digital transformations that contributed to the $5.4 billion in signings in the quarter. Our book-to-bill ratio for the trailing twelve-months was 1.14. Book-to-bill represents the ratio of IBM Consulting signings to its revenue over the same period. The metric is a useful indicator of the demand of our business over time.

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
Infrastructure

(Dollars in millions)			Yr.-to-Yr. Percent Change	Yr.-to-Yr. Percent Change Adjusted For Currency
For the three months ended September 30:	2024	2023
Infrastructure revenue:	$3,042	$3,272	(7.0)%	(6.7)%
Hybrid Infrastructure	$1,765	$1,943	(9.1)%	(9.2)%
IBM Z			(18.7)	(18.6)
Distributed Infrastructure			(2.8)	(3.0)
Infrastructure Support	1,277	1,329	(3.9)	(3.1)

(Dollars in millions)			Yr.-to-Yr. Percent Change	Yr.-to-Yr. Percent Change Adjusted For Currency
For the nine months ended September 30:	2024	2023
Infrastructure revenue:	$9,764	$9,988	(2.3)%	(1.2)%
Hybrid Infrastructure	$5,928	$5,912	0.3%	1.1%
IBM Z			(2.7)	(1.8)
Distributed Infrastructure			2.2	3.0
Infrastructure Support	3,835	4,076	(5.9)	(4.5)

Infrastructure revenue of $3,042 million decreased 7.0 percent as reported and 6.7 percent adjusted for currency in the third quarter of 2024 compared to the prior-year period, reflecting the impact of product cycle dynamics in both Hybrid Infrastructure and Infrastructure Support.
Hybrid Infrastructure revenue of $1,765 million decreased 9.1 percent as reported and 9.2 percent adjusted for currency in the third quarter of 2024 compared to the prior-year period. Within Hybrid Infrastructure, IBM Z decreased 18.7 percent as reported (18.6 percent adjusted for currency) reflecting the z16 program cycle dynamics. Ten quarters into the program, z16 continued to exceed the total revenue generated by each prior cycle and resulted in a greater than 30 percent increase in program-to-date installed MIPs. Our clients continue to face increased demands for workloads given rapid business expansion, complex regulatory environments, and increased cybersecurity threats and attacks. IBM Z remains uniquely positioned to address these demands with the technologies that our latest program offers, which includes embedded AI at scale, quantum-safe security, and cloud-native development for hybrid cloud. Distributed Infrastructure revenue decreased 2.8 percent as reported and 3.0 percent adjusted for currency, driven primarily by declines in Cloud platform revenue, as well as a decrease in Power systems revenue reflecting product cycle dynamics, partially offset by solid growth in our Storage business as we continued to take market share in storage technology.

Management Discussion – (continued)
Infrastructure Support revenue of $1,277 million decreased 3.9 percent as reported (3.1 percent adjusted for currency) in the third quarter of 2024 compared to the prior-year period, driven by product cycle dynamics and volume decline in support of non-IBM equipment.
For the first nine months of 2024, Infrastructure revenue of $9,764 million decreased 2.3 percent as reported (1.2 percent adjusted for currency) compared to the prior-year period, driven by declines in Infrastructure Support partially offset by growth in Hybrid Infrastructure. Within Hybrid Infrastructure, Distributed Infrastructure revenue increased in the first nine months of 2024 driven primarily by growth in Storage and Power systems, partially offset by a revenue decline in IBM Z reflecting the program cycle. Infrastructure Support revenue declined in the first nine months of 2024 driven by volume declines in support of non-IBM equipment and IBM product cycle dynamics.

(Dollars in millions)			Yr.-to-Yr. Percent/ Margin Change
For the three months ended September 30:	2024	2023 (1)
Infrastructure:
Gross profit	$1,672	$1,758	(4.9)%
Gross profit margin	55.0%	53.7%	1.2	pts.
Segment profit	$422	$490	(13.8)%
Segment profit margin	13.9%	15.0%	(1.1)	pts.

(Dollars in millions)			Yr.-to-Yr. Percent/ Margin Change
For the nine months ended September 30:	2024	2023 (1)
Infrastructure:
Gross profit	$5,398	$5,389	0.2%
Gross profit margin	55.3%	54.0%	1.3	pts.
Segment profit	$1,387	$1,529	(9.3)%
Segment profit margin	14.2%	15.3%	(1.1)	pts.

(1)Recast to reflect January 2024 segment changes.

Infrastructure gross profit margin of 55.0 percent increased 1.2 points in the third quarter of 2024 compared to the prior-year period, with margin expansion in Infrastructure Support and Hybrid Infrastructure. The increase in margin within Infrastructure Support was driven by product mix. The increase in margin within Hybrid Infrastructure was driven primarily by margin expansion in both IBM Z and Distributed Infrastructure, partially offset by portfolio mix. In the third quarter of 2024, Infrastructure segment profit of $422 million decreased 13.8 percent and segment profit margin of 13.9 percent decreased 1.1 points compared to the prior-year period. The year-to-year decrease in segment profit and margin reflects the revenue decline due to product cycle dynamics in IBM Z and Distributed Infrastructure and continued investments in innovation for our next generation of products. This performance was partially offset by higher IP and custom development income year to year and savings from productivity actions.
For the first nine months of 2024, gross profit margin of 55.3 percent increased 1.3 points compared to the prior-year period, driven by margin expansion in Hybrid Infrastructure and Infrastructure Support. Within Hybrid Infrastructure, we had margin improvement across our hardware platforms. The gross profit margin improvement in Infrastructure Support reflects the benefits from productivity and cost management. Infrastructure segment profit of $1,387 million decreased 9.3 percent and segment profit margin of 14.2 percent decreased 1.1 points in the first nine months of 2024 compared to the prior-year period. This performance reflects the same factors described for the third quarter, and also included approximately a half of a point of impact from currency.
Financing
Refer to pages 82 through 84 for a discussion of Financing’s segment results.

Management Discussion – (continued)
Geographic Revenue
In addition to the revenue presentation by reportable segment, we also measure revenue performance on a geographic basis.

(Dollars in millions)			Yr.-to-Yr. Percent Change	Yr.-to-Yr. Percent Change Adjusted For Currency
For the three months ended September 30:	2024	2023
Total Revenue	$14,968	$14,752	1.5%	1.6%
Americas	$7,453	$7,686	(3.0)%	(2.4)%
Europe/Middle East/Africa (EMEA)	4,584	4,223	8.5	6.8
Asia Pacific	2,932	2,843	3.1	4.5

(Dollars in millions)			Yr.-to-Yr. Percent Change	Yr.-to-Yr. Percent Change Adjusted For Currency
For the nine months ended September 30:	2024	2023
Total Revenue	$45,199	$44,479	1.6%	2.7%
Americas	$22,727	$22,810	(0.4)%	0.0%
Europe/Middle East/Africa (EMEA)	13,619	13,156	3.5	2.6
Asia Pacific	8,853	8,513	4.0	9.8
Geographic revenue performance for the three months ended September 30, 2024:
Americas revenue of $7,453 million decreased 3.0 percent as reported and 2.4 percent adjusted for currency in the third quarter of 2024 compared to the prior-year period. The U.S. decreased 3.5 percent. Canada decreased 7.5 percent as reported and 6.1 percent adjusted for currency. Latin America increased 8.3 percent as reported and 13.5 percent adjusted for currency, with Brazil increasing 11.5 percent as reported and 18.9 percent adjusted for currency.
In EMEA, total revenue of $4,584 million increased 8.5 percent as reported and 6.8 percent adjusted for currency. Germany, France and the UK increased 19.6 percent, 5.2 percent and 4.7 percent, respectively, as reported, and 18.1 percent, 4.1 percent and 1.9 percent, respectively, adjusted for currency. Italy decreased 1.6 percent as reported and 2.8 percent adjusted for currency.
Asia Pacific revenue of $2,932 million increased 3.1 percent as reported and 4.5 percent adjusted for currency. Japan increased 11.4 percent as reported and 14.7 percent adjusted for currency. India was flat as reported and increased 1.2 percent adjusted for currency. Australia and China decreased 16.8 percent and 9.6 percent, respectively, as reported, and 18.9 percent and 10.5 percent, respectively, adjusted for currency.
Geographic revenue performance for the nine months ended September 30, 2024:
Americas revenue of $22,727 million decreased 0.4 percent as reported, but was flat adjusted for currency. The U.S. increased 0.8 percent compared to the prior-year period. Canada decreased 6.7 percent as reported and 5.8 percent adjusted for currency. Latin America decreased 1.7 percent as reported, but grew 0.8 percent adjusted for currency, with a decline in Brazil of 2.1 percent as reported, but growth of 0.6 percent adjusted for currency.
In EMEA, total revenue of $13,619 million increased 3.5 percent as reported and 2.6 percent adjusted for currency. Germany, the UK and Italy increased 9.1 percent, 2.8 percent and 1.7 percent, respectively, as reported, and 8.6 percent, 0.3 percent and 1.3 percent, respectively, adjusted for currency. France decreased 0.9 percent as reported and 1.2 percent adjusted for currency.
Asia Pacific revenue of $8,853 million increased 4.0 percent as reported and 9.8 percent adjusted for currency. Japan increased 8.5 percent as reported and 18.9 percent adjusted for currency. India increased 5.6 percent as reported and 6.9 percent adjusted for currency. China and Australia decreased 6.5 percent and 4.5 percent, respectively, as reported, and 5.0 percent and 3.8 percent, respectively, adjusted for currency.

Management Discussion – (continued)
Expense
Total Expense and Other (Income)

(Dollars in millions)			Yr.-to-Yr. Percent Change
For the three months ended September 30:	2024	2023
Total expense and other (income)	$9,222	$6,150	50.0%
Non-operating adjustments:
Amortization of acquired intangible assets	$(290)	$(252)	15.0%
Acquisition-related charges	(10)	(25)	(0.6)
Non-operating retirement-related (costs)/income (1)	(2,797)	12	nm
Operating (non-GAAP) expense and other (income)	$6,125	$5,885	4.1%
Total expense-to-revenue ratio	61.6%	41.7%	19.9	pts.
Operating (non-GAAP) expense-to-revenue ratio	40.9%	39.9%	1.0	pts.

(Dollars in millions)			Yr.-to-Yr. Percent Change
For the nine months ended September 30:	2024	2023
Total expense and other (income)	$22,621	$19,102	18.4%
Non-operating adjustments:
Amortization of acquired intangible assets	$(815)	$(735)	11.0%
Acquisition-related charges	(106)	(35)	2.1
Non-operating retirement-related (costs)/income (1)	(2,991)	16	nm
Operating (non-GAAP) expense and other (income)	$18,709	$18,348	2.0%
Total expense-to-revenue ratio	50.0%	42.9%	7.1	pts.
Operating (non-GAAP) expense-to-revenue ratio	41.4%	41.3%	0.1	pts.

(1)Includes the impact of a one-time, non-cash, pre-tax pension settlement charge of $2.7 billion. Refer to note 18, "Retirement-Related Benefits," for additional information.
nm - not meaningful
For additional information regarding total expense and other (income) for both expense presentations, refer to the following analyses by category.

Management Discussion – (continued)
Selling, General and Administrative Expense

(Dollars in millions)			Yr.-to-Yr. Percent Change
For the three months ended September 30:	2024	2023
Selling, general and administrative expense:
Selling, general and administrative — other	$3,865	$3,730	3.6%
Advertising and promotional expense	279	303	(7.8)
Workforce rebalancing charges	306	34	nm
Amortization of acquired intangible assets	290	252	15.0
Stock-based compensation	167	148	13.2
Provision for/(benefit from) expected credit loss expense	4	(9)	nm
Total selling, general and administrative expense	$4,911	$4,458	10.2%
Non-operating adjustments:
Amortization of acquired intangible assets	$(290)	$(252)	15.0%
Acquisition-related charges	(10)	(25)	(58.5)
Operating (non-GAAP) selling, general and administrative expense	$4,611	$4,181	10.3%

(Dollars in millions)			Yr.-to-Yr. Percent Change
For the nine months ended September 30:	2024	2023
Selling, general and administrative expense:
Selling, general and administrative — other	$11,901	$11,607	2.5%
Advertising and promotional expense	912	989	(7.9)
Workforce rebalancing charges	701	410	71.3
Amortization of acquired intangible assets	815	734	11.1
Stock-based compensation	511	465	9.8
Provision for/(benefit from) expected credit loss expense	(17)	7	nm
Total selling, general and administrative expense	$14,823	$14,212	4.3%
Non-operating adjustments:
Amortization of acquired intangible assets	$(815)	$(734)	11.1%
Acquisition-related charges	(39)	(34)	14.4
Operating (non-GAAP) selling, general and administrative expense	$13,969	$13,444	3.9%

nm - not meaningful
Total selling, general and administrative (SG&A) expense increased 10.2 percent in the third quarter of 2024 versus the prior-year period driven primarily by the following factors:
•Higher workforce rebalancing charges (6 points) to address stranded costs and accelerate our productivity initiatives; and
•Higher spending, including expenses of acquired businesses, as a result of our continued investment to drive our hybrid cloud and AI strategy; partially offset by benefits from productivity and the actions taken to transform our operations (4 points).
Operating (non-GAAP) SG&A expense increased 10.3 percent year to year primarily driven by the same factors above.

Management Discussion – (continued)
Total SG&A expense increased 4.3 percent in the first nine months of 2024 versus the prior-year period driven primarily by the following factors:

•Higher spending, including expenses from acquired businesses, as a result of our continued investment to drive our hybrid cloud and AI strategy; partially offset by benefits from productivity and the actions taken to transform our operations (3 points); and
•Higher workforce rebalancing charges (2 points) to address stranded costs and accelerate our productivity initiatives; partially offset by
•The effects of currency (1 point).
Operating (non-GAAP) SG&A expense increased 3.9 percent year to year primarily driven by the same factors above.
Expected credit loss expense was a benefit of $17 million in the first nine months of 2024 compared to a provision of $7 million in the prior-year period. The year-to-year change was primarily driven by lower reserve requirements in the current year. Refer to "Receivables and Allowances" section on page 75 for additional information.
Research, Development and Engineering

(Dollars in millions)			Yr.-to-Yr. Percent Change
For the three months ended September 30:	2024	2023
Research, development and engineering expense	$1,876	$1,685	11.3%

(Dollars in millions)			Yr.-to-Yr. Percent Change
For the nine months ended September 30:	2024	2023
Research, development and engineering expense	$5,512	$5,027	9.7%
Research, development and engineering (RD&E) expense increased 11.3 percent and 9.7 percent year to year in the third quarter and first nine months of 2024, respectively. The year-to-year increase in RD&E expense was primarily driven by investments to drive innovation in AI, hybrid cloud and quantum, as well as in Infrastructure ahead of our next IBM Z cycle in 2025.

Intellectual Property and Custom Development Income

(Dollars in millions)			Yr.-to-Yr. Percent Change
For the three months ended September 30:	2024	2023
Intellectual property and custom development income:
Intellectual property income (1) (2)	$62	$76	(17.9)%
Custom development income	176	114	53.9
Total	$238	$190	25.3%

(1)Includes licensing, royalty-based fees and sales.
(2)Prior period has been reclassified to conform to the change in 2024 presentation.

Management Discussion – (continued)

(Dollars in millions)			Yr.-to-Yr. Percent Change
For the nine months ended September 30:	2024	2023
Intellectual property and custom development income:
Intellectual property income (1) (2)	$211	$269	(21.5)%
Custom development income	484	349	38.8
Total	$696	$618	12.6%

(1)Includes licensing, royalty-based fees and sales.
(2)Prior period has been reclassified to conform to the change in 2024 presentation.

Total intellectual property and custom development income increased 25.3 percent year to year in the third quarter, and increased 12.6 percent in the first nine months of 2024 compared to the prior-year period. The increase in the third quarter and first nine months of 2024 was primarily driven by joint development and licensing agreements with a Japanese consortium to leverage our intellectual property and expertise on advanced semiconductors.
The timing and amount of licensing and sales of IP may vary significantly from period to period depending upon the timing of licensing agreements, economic conditions, industry consolidation and the timing of new patents and know-how development.

Other (Income) and Expense

(Dollars in millions)			Yr.-to-Yr. Percent Change
For the three months ended September 30:	2024	2023
Other (income) and expense:
(Gains)/losses on foreign currency transactions	$470	$(260)	nm
(Gains)/losses on derivative instruments	(428)	316	nm
Interest income	(170)	(156)	8.6%
Net (gains)/losses from securities and investment assets	(4)	(5)	(33.9)
Retirement-related costs/(income)	2,797	(12)	nm
Other (1)	(422)	(97)	nm
Total other (income) and expense	$2,244	$(215)	nm
Non-operating adjustments:
Non-operating retirement-related (costs)/income	(2,797)	12	nm
Operating (non-GAAP) other (income) and expense	$(553)	$(203)	172.3%

(1)2024 amount includes a pre-tax gain of $351 million from the sale of certain QRadar SaaS assets. Refer to note 5, "Acquisitions & Divestitures," for additional information.
nm - not meaningful

Management Discussion – (continued)

(Dollars in millions)			Yr.-to-Yr. Percent Change
For the nine months ended September 30:	2024	2023
Other (income) and expense:
(Gains)/losses on foreign currency transactions	$126	$(338)	nm
(Gains)/losses on derivative instruments (1)	(1)	315	nm
Interest income	(597)	(527)	13.2%
Net (gains)/losses from securities and investment assets	(14)	3	nm
Retirement-related costs/(income)	2,991	(16)	nm
Other (2)	(810)	(158)	nm
Total other (income) and expense	$1,694	$(721)	nm
Non-operating adjustments:
Amortization of acquired intangible assets	$—	$(1)	(100.0)%
Acquisition-related charges (1)	(68)	(1)	nm
Non-operating retirement-related (costs)/income	(2,991)	16	nm
Operating (non-GAAP) other (income) and expense	$(1,364)	$(707)	93.1%

(1)2024 includes the realized loss of $68 million recognized on foreign exchange derivative contracts entered into by the company prior to the acquisition of StreamSets and webMethods from Software AG. Refer to note 16, “Derivative Financial Instruments,” for additional information.
(2)2024 amount includes a pre-tax gain of $351 million from the sale of certain QRadar SaaS assets and a pre-tax gain of $241 million from the divestiture of The Weather Company assets. Refer to note 5, "Acquisitions & Divestitures," for additional information.
nm - not meaningful
Total other (income) and expense was $2,244 million of expense in the third quarter of 2024 compared to income of $215 million in the prior-year period. The year-to-year change was primarily driven by:
•Non-operating retirement-related cost of $2,797 million in the current-year period versus $12 million of income in the prior-year period primarily driven by the impact of a one-time, non-cash pension settlement charge of $2,725 million in the third quarter of 2024 and an increase in recognized actuarial losses due to the change in amortization period effective January 1, 2024 as described in note 18, "Retirement-Related Benefits,"; partially offset by
•A gain of $351 million from the sale of certain QRadar SaaS assets in the third-quarter 2024. Refer to note 5, "Acquisitions & Divestitures," for additional information.
Operating (non-GAAP) other (income) and expense was income of $553 million in the third quarter of 2024 and increased $350 million compared to the prior-year period. The year-to-year change was primarily driven by the gain recognized from the sale of certain QRadar SaaS assets in the current year.
Total other (income) and expense was $1,694 million of expense in the first nine months of 2024 compared to income of $721 million in the prior-year period. The year-to-year change was primarily driven by:
•Non-operating retirement-related cost of $2,991 million compared to $16 million of income in the prior-year period primarily driven by the factors described in the third quarter above; and
•Net exchange losses (including derivative instruments) of $124 million in the current-year period versus net exchange gains of $23 million in the prior-year period; partially offset by
•A gain of $351 million from the sale of certain QRadar SaaS assets in the third-quarter 2024. Refer to note 5, "Acquisitions & Divestitures," for additional information; and
•Higher gains on divestitures ($203 million) primarily driven by the divestiture of The Weather Company assets. Refer to note 5, "Acquisitions & Divestitures," for additional information; and
•Higher gains on sales of intangibles ($81 million) included in “Other”; and

Management Discussion – (continued)
•Higher interest income ($70 million) primarily driven by a higher average cash balance in the current year.
Operating (non-GAAP) other (income) and expense was income of $1,364 million in the first nine months of 2024 and increased $658 million compared to the prior-year period. The year-to-year change was primarily driven by the gain recognized from the sale of certain QRadar SaaS assets in the third-quarter 2024, higher gains on divestitures and sales of intangibles and higher interest income.
Interest Expense

(Dollars in millions)			Yr.-to-Yr. Percent Change
For the three months ended September 30:	2024	2023
Interest expense	$429	$412	4.2%

(Dollars in millions)			Yr.-to-Yr. Percent Change
For the nine months ended September 30:	2024	2023
Interest expense	$1,288	$1202	7.2%
Interest expense increased $17 million and $86 million year to year in the third quarter and first nine months of 2024, respectively. Interest expense is presented in cost of financing in the Consolidated Income Statement if the related external borrowings are to support the Financing external business. Overall interest expense (excluding capitalized interest) for the third quarter and first nine months of 2024 was $516 million and $1,542 million, respectively, an increase of $22 million and $85 million, respectively, compared to the prior-year periods. The year-to-year dynamics for both the third quarter and first nine months of 2024 were primarily driven by higher average interest rates and a higher average debt balance in the current year.
Retirement-Related Plans
The following tables provide the total pre-tax cost for all retirement-related plans. The operating cost amounts are included in the Consolidated Income Statement within the caption (e.g., Cost, SG&A, RD&E) relating to the job function of the plan participants. The non-operating cost amounts are included in other (income) and expense.

(Dollars in millions)			Yr.-to-Yr. Percent Change
For the three months ended September 30:	2024	2023
Retirement-related plans — cost:
Service cost	$143	$46	209.2%
Multi-employer plans	3	4	(19.0)
Cost of defined contribution plans	111	245	(54.7)
Total operating costs	$257	$295	(13.0)%
Interest cost	$535	$604	(11.5)%
Expected return on plan assets	(708)	(745)	(5.0)
Recognized actuarial losses	244	126	93.2
Amortization of prior service costs/(credits)	(2)	(2)	(18.4)
Curtailments/settlements (1)	2,727	2	nm
Other costs	0	3	(89.9)
Total non-operating costs/(income) (1)	$2,797	$(12)	nm
Total retirement-related plans — cost (1)	$3,053	$283	nm

(1)2024 includes the impact of a one-time, non-cash, pre-tax pension settlement charge of $2.7 billion. Refer to note 18, "Retirement-Related Benefits," for additional information.
nm - not meaningful

Management Discussion – (continued)

(Dollars in millions)			Yr.-to-Yr. Percent Change
For the nine months ended September 30:	2024	2023
Retirement-related plans — cost:
Service cost	$426	$138	209.2%
Multi-employer plans	10	10	(6.5)
Cost of defined contribution plans	330	756	(56.3)
Total operating costs	$767	$905	(15.3)%
Interest cost	$1,648	$1,807	(8.8)%
Expected return on plan assets	(2,163)	(2,229)	(3.0)
Recognized actuarial losses	759	384	97.7
Amortization of prior service costs/(credits)	(5)	(6)	(17.8)
Curtailments/settlements (1)	2,731	7	nm
Other costs	20	22	(4.9)
Total non-operating costs/(income) (1)	$2,991	$(16)	nm
Total retirement-related plans — cost (1)	$3,757	$888	nm

(1)2024 includes the impact of a one-time, non-cash, pre-tax pension settlement charge of $2.7 billion. Refer to note 18, "Retirement-Related Benefits," for additional information.
nm - not meaningful
Total pre-tax retirement-related plan cost increased by $2,771 million compared to the third quarter of 2023, primarily driven by an increase in curtailments/settlements driven by the impact of a one-time, non-cash pension settlement charge ($2,725 million), an increase in recognized actuarial losses ($118 million) and higher service cost ($97 million), partially offset by lower cost of defined contribution plans ($134 million) and lower interest costs ($69 million). Total cost for the first nine months of 2024 increased by $2,869 million compared to the first nine months of 2023, primarily driven by the impact of a one-time, non-cash pension settlement charge ($2,725 million), increase in recognized actuarial losses ($375 million) and higher service cost ($289 million), partially offset by lower cost of defined contribution plans ($426 million) and lower interest costs ($159 million).
As described in the “Operating (non-GAAP) Earnings” section, management characterizes certain retirement-related costs as operating and others as non-operating. Utilizing this characterization, operating retirement-related costs in the third quarter of 2024 were $257 million, a decrease of $38 million compared to the third quarter of 2023. The decrease was primarily driven by lower cost of defined contribution plans ($134 million), partially offset by higher service cost ($97 million) due to the U.S. retirement plan changes effective January 1, 2024. For the first nine months of 2024, operating retirement-related costs were $767 million, a decrease of $138 million compared to the prior-year period, primarily driven by lower cost of defined contribution plans ($426 million), partially offset by higher service cost ($289 million) due to U.S. retirement plan changes effective January 1, 2024. Including the related employee salary increase effective January 1, 2024, the net impact to our operating costs from the U.S. retirement plan changes was immaterial for the three and nine months ended September 30, 2024. Refer to note 18, "Retirement-Related Benefits," for additional information. Non-operating costs/(income) was $2,797 million of cost in the third quarter of 2024 compared to $12 million of income in the prior-year period and for the first nine months of 2024 non-operating costs/(income) was $2,991 million of cost compared to $16 million of income in the prior-year period. The year-to-year changes were primarily driven by an increase in curtailments/settlements including the impact of a one-time, non-cash pension settlement charge resulting from the transfer to the Insurer of a portion of the Qualified PPP in the current quarter and an increase in recognized actuarial losses due to the change in amortization period of the Qualified PPP effective January 1, 2024 as described in note 18, "Retirement-Related Benefits," partially offset by lower interest costs.
Taxes
The continuing operations benefit from income taxes in the third quarter of 2024 was $485 million, compared to a provision for income taxes of $159 million in the third quarter of 2023. The current-year tax benefit was primarily driven by the transfer to the Insurer of a portion of the Qualified PPP’s defined benefit pension obligations and related plan assets.

Management Discussion – (continued)
The operating (non-GAAP) provision for income taxes in the third quarter of 2024 was $332 million, compared to $268 million in the third quarter of 2023.
The continuing operations benefit from income taxes in the first nine months of 2024 was $597 million, compared to a provision for income taxes of $702 million in the first nine months of 2023. The current-year tax benefit was primarily driven by the resolution of certain tax audit matters in the first quarter and the transfer to the Insurer of a portion of the Qualified PPP’s defined benefit pension obligations and related plan assets in the third quarter. The operating (non-GAAP) provision for income taxes in the first nine months of 2024 was $942 million, compared to $861 million in the first nine months of 2023.
IBM’s tax provision and effective tax rate are impacted by recurring factors including the geographical mix of income before taxes, incentives, specific transactions, changes in unrecognized tax benefits and discrete tax events, such as the settlement of income tax audits and changes in or new interpretations of tax laws. The GAAP tax provision and effective tax rate could also be affected by adjustments to the previously recorded charges for U.S. tax reform attributable to any changes in law, new regulations and guidance, and audit adjustments, among others.
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
The company is involved in a number of income tax-related matters in India challenging tax assessments issued by the India Tax Authorities. As of September 30, 2024, the company had recorded $589 million as prepaid income taxes in India. A significant portion of this balance represents cash tax deposits paid over time to protect the company’s right to appeal various income tax assessments made by the India Tax Authorities. Although the outcome of tax audits is always uncertain, the company believes that adequate amounts of tax, interest and penalties have been provided for any adjustments that are expected to result for these years.
The amount of unrecognized tax benefits at September 30, 2024 is $8,615 million which can be reduced by $613 million associated with timing adjustments, potential transfer pricing adjustments, and state income taxes. The net amount of $8,002 million, if recognized, would favorably affect the company’s effective tax rate.
Financial Position
Dynamics
Our balance sheet at September 30, 2024 continues to provide us with financial flexibility to support and invest in the business.
Cash and cash equivalents, restricted cash and marketable securities at September 30, 2024 were $13,719 million, an increase of $257 million compared to December 31, 2023. Total debt of $56,579 million at September 30, 2024 was flat compared to December 31, 2023. We continue to manage our debt levels while being acquisitive and without sacrificing investments in our business.

Management Discussion – (continued)
In the first nine months of 2024, we generated $9,115 million in cash from operating activities, a decrease of $353 million compared to the first nine months of 2023 due to a decrease in cash provided by financing receivables; partially offset by performance-related improvements within net income. Our free cash flow for the nine months ended September 30, 2024 was $6,586 million, an increase of $1,463 million versus the prior year. Refer to pages 80 through 81 for additional information on free cash flow. Our cash generation enables us to continue investing in innovation and expertise across the portfolio, while returning value to shareholders through dividends. We invested $2,748 million in acquisitions and we returned $4,601 million to shareholders through dividends in the first nine months of 2024.

Our pension plans were well funded at the end of 2023, with worldwide qualified plans funded at 111 percent. Overall pension funded status as of the end of September 2024 was fairly consistent with year-end 2023, as the transfer to the Insurer of approximately $6 billion of the Qualified PPP’s defined benefit pension obligations and related plan assets, reduced the company’s pension obligations and assets by the same amount. After the settlement and remeasurement, the Qualified PPP remained in an overfunded position at September 30, 2024. Refer to note 18, "Retirement-Related Benefits," for additional information.
IBM Working Capital

(Dollars in millions)	At September 30, 2024	At December 31, 2023
Current assets	$30,543	$32,908
Current liabilities	28,853	34,122
Working capital	$1,690	$(1,214)
Current ratio	1.06:1	0.96:1
Working capital increased $2,904 million from the year-end 2023 position. Current assets decreased $2,365 million ($2,257 million adjusted for currency) primarily in receivables mainly from collections of seasonally higher year-end balances. Current liabilities decreased $5,269 million ($5,228 million adjusted for currency) due to declines in short-term debt mainly due to maturities, accounts payable, and taxes payable.
Receivables and Allowances
Roll Forward of Total IBM Receivables Allowance for Credit Losses

(Dollars in millions)
January 1, 2024	Additions / (Releases) (1)	Write-offs (2)(3)	Foreign currency and other (3)	September 30, 2024
$457	$(14)	$(137)	$(8)	$298

(1)Additions/(Releases) for allowance for credit losses are recorded in expense.
(2)Refer to note A, “Significant Accounting Policies,” in our 2023 Annual Report for additional information regarding allowance for credit loss write-offs.
(3)Includes activity related to discontinued operations.
Excluding receivables classified as held for sale, the total IBM receivables provision coverage was 1.7 percent at September 30, 2024, a decrease of 50 basis points compared to December 31, 2023. The decrease in coverage is due to declines in reserves primarily driven by write-offs; partially offset by the overall decrease in total receivables. The majority of the write-offs during the year were related to receivables which had been previously reserved and were considered uncollectible as the related customer is no longer in operation, and/or there was no reasonable expectation of repossession or additional collections primarily due to their aging. In addition, it includes about $60 million of previously reserved receivables from discontinued operations that were written off in the current year. Refer to Financing's "Financial Position" on page 83 for additional details regarding the Financing segment receivables and allowances.

Management Discussion – (continued)
Noncurrent Assets and Liabilities

(Dollars in millions)	At September 30, 2024	At December 31, 2023
Noncurrent assets	$103,796	$102,333
Long-term debt	$52,980	$50,121
Noncurrent liabilities (excluding debt)	$27,976	$28,385
The increase in noncurrent assets of $1,463 million ($1,516 million adjusted for currency) was primarily due to an increase in goodwill and intangible assets from the StreamSets and webMethods acquisition; partially offset by a decrease in long-term financing receivables as a result of declines from seasonally higher year-end balances.
Long-term debt increased $2,859 million ($2,738 million adjusted for currency) primarily driven by our first-quarter 2023 debt issuances; partially offset by reclassifications to short-term debt to reflect upcoming maturities.
Noncurrent liabilities (excluding debt) decreased $409 million ($419 million adjusted for currency) primarily driven by a decrease in retirement and nonpension postretirement benefit obligations.
Debt
Our funding requirements are continually monitored as we execute our strategies to manage the overall asset and liability profile. Additionally, we maintain sufficient flexibility to access global funding sources as needed.

(Dollars in millions)	At September 30, 2024	At December 31, 2023
Total debt	$56,579	$56,547
Financing segment debt (1)	$10,355	$11,879
Non-Financing debt	$46,224	$44,668

(1)Refer to Financing’s “Financial Position” on page 83 for additional details.
Total debt of $56,579 million increased $32 million (decreased $74 million adjusted for currency) from December 31, 2023, primarily driven by maturities of $6,491 million; partially offset by proceeds from issuances of $5,705 million and currency impacts.
Non-Financing debt of $46,224 million increased $1,557 million ($1,395 million adjusted for currency) from December 31, 2023, primarily due to the first-quarter debt issuances; partially offset by maturities.

Financing segment debt of $10,355 million decreased $1,525 million ($1,469 million adjusted for currency) from December 31, 2023, primarily due to lower funding requirements associated with financing receivables.
Financing provides financing solutions predominantly for IBM’s external client assets, and the debt used to fund Financing assets is primarily comprised of intercompany loans. Total debt changes generally correspond with the level of client and commercial financing receivables, the level of cash and cash equivalents, the change in intercompany and external payables and the change in intercompany investment from IBM. The terms of the intercompany loans are set by the company to substantially match the term, currency and interest rate variability underlying the financing receivable. The Financing debt-to-equity ratio remained at 9.0 to 1 at September 30, 2024.
Interest expense relating to debt supporting Financing’s external client and internal business is included in the “Financing Results of Operations” and in note 4, “Segments.” In the Consolidated Income Statement, the external debt-related interest expense supporting Financing’s internal financing to the company is classified as interest expense.
Equity
Total equity increased $1,917 million from December 31, 2023, primarily driven by an increase from net income of $3,109 million which includes the impact of a one-time, non-cash pension settlement charge of $2,039 million net of tax, a

Management Discussion – (continued)
decrease in accumulated other comprehensive loss of $2,343 million driven by retirement-related benefit plans primarily due to the pension settlement charge, and common stock issuances of $1,370 million; partially offset by dividends paid of $4,601 million.
Cash Flow
Our cash flows from operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flows on page 7, are summarized in the table below. These amounts also include the cash flows associated with the Financing business.

(Dollars in millions)
For the nine months ended September 30:	2024	2023
Net cash provided by/(used in):
Operating activities	$9,115	$9,468
Investing activities	(3,558)	(9,906)
Financing activities	(5,403)	(154)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(29)	(120)
Net change in cash, cash equivalents and restricted cash	$125	$(713)
Net cash provided by operating activities decreased $353 million as compared to the first nine months of 2023. This was due to a decrease in cash provided by financing receivables; partially offset by performance-related improvements within net income. Changes in operating assets and liabilities, net of acquisitions/divestitures in the Consolidated Statement of Cash Flows also includes the tax effect related to the pension settlement charge in the third quarter of 2024, which represents a non-cash adjustment to reconcile net income/(loss) to cash from operating activities.
Net cash used in investing activities decreased $6,348 million primarily driven by lower net purchases of marketable securities and other investments, a decrease in cash used in acquisitions mainly driven by the Apptio acquisition in the previous year, partially offset by the StreamSets and webMethods acquisition in the current quarter, an increase in cash provided by divestitures from the sale of The Weather Company assets in the first quarter of 2024 and an increase in cash from disposition of property, plant and equipment/other mainly driven by proceeds from the sale of certain QRadar SaaS assets in the current quarter.
Net cash used in Financing activities increased by $5,249 million primarily driven by a higher level of net debt issuances in the prior-year period.
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
Enterprise AI continues to gain traction. The AI portfolio we have built is designed to give clients a comprehensive set of tools and we believe we are well positioned to help clients scale AI. We have infused AI across the business, from the tools clients use to manage and optimize their hybrid cloud environments, to the tools to deploy AI within their enterprise, to Infrastructure and Consulting, there is AI innovation within all of our segments. For example, in Software, our broad suite of automation products such as Apptio and watsonx Orchestrate are leveraging AI. Red Hat is bringing AI to the platform with innovation such as OpenShift AI and RHEL AI. In Transaction Processing we are experiencing continued customer interest in our new generative AI product, watsonx Code Assistant for Z. In Infrastructure, IBM Z is equipped with real time AI inferencing capabilities. We continue to see Infrastructure play a larger role as clients bring AI to their data. In Consulting, our experts are helping clients design and execute AI strategies and are also leveraging AI technologies in the delivery of those services.
We are committed to an open innovation ecosystem around AI, to help our clients maximize flexibility and leverage skills, and IBM with Red Hat can be a key driver of open-source AI. Earlier this year, we open-sourced IBM’s Granite family of large language models and we see parallels to how Linux became dominant in the enterprise server space as a

Management Discussion – (continued)
result of the speed and innovation offered by open source. Red Hat and IBM also launched InstructLab to evolve and improve AI models. Our partner ecosystem remains essential to both AI and hybrid cloud growth and we continue to progress strategic partnerships with industry leaders. In August, we completed the previously announced sale of certain IBM QRadar SaaS assets, which is part of a partnership to deliver AI-powered security solutions using watsonx with Palo Alto. The sale of these assets resulted in a benefit to cash from operating activities, cash from investing activities and to free cash flow in the third quarter. However, for full-year 2024 we expect only a nominal benefit to cash flows due to payments for structural actions we have taken and foregone profit from the QRadar business.
We continue to invest in emerging technologies, bringing new innovations to market. In early October 2024, we opened Europe’s first IBM Quantum Data Center. This is the second IBM quantum data center deployed globally which will greatly advance our goal of expanding access to the world’s most performant quantum computers. As we remain focused on portfolio optimization, we closed the divestiture of The Weather Company assets in January. To complement our portfolio, we completed eight acquisitions in the first nine months of 2024, including the acquisition of the StreamSets and webMethods assets from Software AG in July. This acquisition brings together leading capabilities in integration, API management and data ingestion.
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
In the first nine months of 2024, we continued to invest organically and inorganically, bring new products and innovation to market, expand our ecosystem and drive productivity across our business. Our performance over the first nine months of 2024 is a proof point of this progress. We have made solid progress in transitioning our portfolio to a higher growth, more focused business that has delivered sustained revenue growth and strong cash generation – a business well positioned for the future.
Retirement-Related Plans
In the fourth quarter of 2024, IBM Canada Ltd. (“IBMC”) purchased two separate nonparticipating single premium group annuity contracts from RBC Life Insurance Company ("RBC Insurance") and Brookfield Annuity Company ("Brookfield") (collectively the "Insurers") that will transfer to the Insurers approximately $1.2 billion of the IBMC IBM Retirement Plan’s (the “Plan”) defined benefit pension obligations for approximately 6,000 Plan participants and beneficiaries whose last province of employment was in British Columbia, Ontario or Quebec and who were receiving a payment under the Plan on July 1, 2024 (the “Transferred Participants”). The purchase of the group annuity contracts was completed October 29, 2024 and was funded directly by assets of the Plan and required no cash contribution from IBM.
Under the group annuity contracts, each insurer has made an irrevocable commitment, and will be solely responsible to pay the pension benefits of each Transferred Participant that are due on and after May 1, 2025 as follows: RBC Insurance will be responsible for 25 percent of the pension benefit and Brookfield will be responsible for 75 percent of the pension benefit. RBC Insurance will be the lead administrator. The transaction will result in no changes to the amount of benefits payable to the Transferred Participants.
As a result of the transaction, the company expects to recognize a one-time, non-cash, pre-tax, non-operating pension settlement charge of approximately $0.4 billion in the fourth quarter of 2024. The actual charge will depend on finalization of the actuarial and other assumptions. This charge will not impact the company’s fourth-quarter or full-year 2024 operating (non-GAAP) profit or free cash flow.
Our pension plans are well funded. Contributions for all retirement-related plans are expected to be approximately $1.4 billion in 2024, of which $0.1 billion generally relates to legally required contributions to non-U.S. defined benefit and multi-employer plans. The expected decrease of $0.4 billion in total contributions for 2024 is primarily driven by ongoing dynamics of our retirement-related plans, including the change in U.S. retirement-related benefits effective January 1, 2024 described in note 18, "Retirement-Related Benefits." We expect 2024 pre-tax retirement-related plan cost to be

Management Discussion – (continued)
approximately $4.6 billion, an increase of approximately $3.4 billion compared to 2023, primarily driven by an increase in curtailments/settlements including the impact of a one-time, non-cash pension settlement charge in the third quarter of 2024 and the expected settlement charge associated with the transfer of a portion of IBM Canada's defined benefit pension obligations as described above, which was completed on October 29, 2024. Within total retirement-related plan cost, operating retirement-related plan cost is expected to be approximately $1.0 billion, a decrease of approximately $0.2 billion compared to 2023. Non-operating retirement-related plan cost is expected to be approximately $3.6 billion, an increase of approximately $3.6 billion compared to 2023, due to the pension charges described above and an increase in recognized actuarial losses, partially offset by lower interest costs.
Currency Rate Fluctuations
Changes in the relative values of non-U.S. currencies to the USD affect our financial results and financial position. At September 30, 2024, currency changes resulted in assets and liabilities denominated in most local currencies being translated into fewer dollars than at year-end 2023. We use financial hedging instruments to limit specific currency risks related to foreign currency-based transactions.
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
Based on the currency rate movements in the third quarter of 2024, revenue from continuing operations increased 1.5 percent as reported and 2 percent at constant currency compared to the prior year. In the first nine months of 2024, revenue from continuing operations increased 1.6 percent as reported and 3 percent at constant currency, compared to the same period in 2023. In the third quarter of 2024, the impact from currency translation and hedging to year-to-year pre-tax income growth and operating (non-GAAP) pre-tax income growth was immaterial. In the first nine months of 2024, currency translation and hedging negatively impacted year-to-year pre-tax income growth and operating (non-GAAP) pre-tax income growth by approximately $200 million. From a segment perspective, in the third quarter of 2024, the impact from currency translation and hedging to our segments profit margin year-to-year growth was immaterial. In the first nine months of 2024, currency translation and hedging impacted our Infrastructure segment profit margin year-to-year growth by about half a point. We view these amounts as a theoretical maximum impact to our as-reported financial results. Hedging and certain underlying foreign currency transaction gains and losses are allocated to our segment results. Considering the operational responses mentioned above, movements of exchange rates, and the nature and timing of hedging instruments, it is difficult to predict future currency impacts on any particular period.
For non-U.S. subsidiaries and branches that operate in U.S. dollars or whose economic environment is highly inflationary, translation adjustments are reflected in results of operations. Generally, we manage currency risk in these entities by linking prices and contracts to U.S. dollars.

Management Discussion – (continued)
Liquidity and Capital Resources
In our 2023 Annual Report, on pages 30 to 32, there is a discussion of our liquidity including two tables that present three years of data. The table presented on page 30 includes net cash from operating activities, cash and cash equivalents, restricted cash and short-term marketable securities, and the size of our global credit facilities for each of the past three years. For the nine months ended, or at, as applicable, September 30, 2024, those amounts are $9.1 billion of net cash from operating activities, $13.7 billion of cash and cash equivalents, restricted cash and short-term marketable securities and $10.0 billion in global credit facilities, respectively. While we have no current plans to draw on these credit facilities, they are available as back-up liquidity.
The major rating agencies' ratings on our debt securities at September 30, 2024 appear in the following table and remain unchanged from June 30, 2024.

IBM Ratings:	Standard and Poor's	Moody’s Investors Service	Fitch Ratings
Senior long-term debt	A-	A3	A-
Commercial paper	A-2	Prime-2	F1
We have financial flexibility, supported by our strong liquidity position and cash flows, to operate at a single A credit rating. At September 30, 2024, our debt level was flat from December 31, 2023 driven by maturities; partially offset by proceeds from issuances and currency impacts.
We do not have “ratings trigger” provisions in our debt covenants or documentation, which would allow the holders to declare an event of default and seek to accelerate payments thereunder in the event of a change in credit rating. Our debt covenants are well within the required levels. Our contractual agreements governing derivative instruments contain standard market clauses which can trigger the termination of the agreement if our credit rating were to fall below investment grade. At September 30, 2024, the fair value of those instruments that were in a liability position was $500 million, before any applicable netting, and this position is subject to fluctuations in fair value period to period based on the level of our outstanding instruments and market conditions. We have no other contractual arrangements that, in the event of a change in credit rating, would result in a material adverse effect on our financial position or liquidity.
We prepare our Consolidated Statement of Cash Flows in accordance with applicable accounting standards for cash flow presentation on page 7 of this Form 10-Q and highlight causes and events underlying sources and uses of cash in that format on page 77. For the purpose of running its business, IBM manages, monitors and analyzes cash flows in a different manner.
Management uses free cash flow as a measure to evaluate its operating results, plan shareholder return levels, strategic investments and assess its ability and need to incur and service debt. The entire free cash flow amount is not necessarily available for discretionary expenditures. We define free cash flow as net cash from operating activities less the change in Financing receivables and net capital expenditures, including the investment in software and other asset sales (e.g., certain QRadar SaaS assets). A key objective of the Financing business is to generate strong returns on equity, and our Financing receivables are the basis for that growth. Accordingly, management considers Financing receivables as a profit-generating investment, not as working capital that should be minimized for efficiency. Therefore, management includes presentations of both free cash flow and net cash from operating activities that exclude the effect of Financing receivables.

Management Discussion – (continued)
The following is management’s view of cash flows for the first nine months of 2024 and 2023 prepared in a manner consistent with the description above.

(Dollars in millions)
For the nine months ended September 30:	2024	2023
Net cash from operating activities per GAAP	$9,115	$9,468
Less: change in Financing receivables	1,824	3,119
Net cash from operating activities, excluding Financing receivables	$7,292	$6,349
Capital expenditures, net	(705)	(1,226)
Free cash flow	$6,586	$5,123
Acquisitions	(2,748)	(4,945)
Divestitures	705	(4)
Dividends	(4,601)	(4,522)
Non-Financing debt	693	7,572
Other (includes Financing net receivables and Financing debt)	(379)	(1,068)
Change in cash, cash equivalents, restricted cash and short-term marketable securities	$257	$2,156
In the first nine months of 2024, we generated $6.6 billion in free cash flow, an increase of $1.5 billion versus the prior-year period. The increase was primarily driven by performance-related improvements within net income and lower net capital expenditures driven by the cash proceeds from the sale of certain QRadar SaaS assets in the current quarter. Proceeds of $0.4 billion from the sale were included within capital expenditures, net and the remaining $0.1 billion were included within net cash from operating activities in the table above. Refer to note 5, “Acquisitions & Divestitures,” for additional information.

Events that could temporarily change the historical cash flow dynamics discussed previously and in our 2023 Annual Report include significant changes in operating results, material changes in geographic sources of cash, unexpected adverse impacts from litigation, future pension funding requirements, periods of severe downturn in the capital markets or the timing of tax payments. Whether any litigation has such an adverse impact will depend on a number of variables, which are more completely described in note 14, “Contingencies,” in this Form 10-Q. With respect to pension funding, we expect to make legally mandated pension plan contributions to certain non-U.S. defined benefit plans of approximately $100 million in 2024. Contributions related to all retirement-related plans are expected to be approximately $1.4 billion in 2024. Refer to "Retirement-Related Plans" for additional information. Financial market performance could increase the legally mandated minimum contributions in certain non-U.S. countries that require more frequent remeasurement of the funded status. We are not quantifying any further impact from pension funding because it is not possible to predict future movements in the capital markets or changes in pension plan funding regulations. In 2024, we are not legally required to make any contributions to the U.S. defined benefit pension plans.
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
Results of Operations

(Dollars in millions)			Yr.-to-Yr. Percent Change
For the three months ended September 30:	2024	2023
Revenue	$181	$186	(2.5)%
Segment profit (1)	$86	$91	(5.9)%

(Dollars in millions)			Yr.-to-Yr. Percent Change
For the nine months ended September 30:	2024	2023
Revenue	$543	$566	(4.1)%
Segment profit (1)	$254	$256	(0.5)%

(1)Prior-year amounts recast to reflect January 2024 segment changes.
For the three months ended September 30, 2024, financing revenue decreased 2.5 percent as reported (1.3 percent adjusted for currency) compared to the prior-year period. For the nine months ended September 30, 2024, financing revenue decreased 4.1 percent as reported (3.1 percent adjusted for currency) compared to the prior-year period. These declines were primarily driven by a reduction in used equipment sales.
Financing segment profit decreased 5.9 percent to $86 million and 0.5 percent to $254 million in the third quarter and first nine months of 2024, respectively, compared to the prior-year period. The decreases in segment profit for both periods were primarily due to a reduction in used equipment sales. Financing segment profit margin decreased 1.7 points to 47.5 percent and increased 1.7 points to 46.9 percent in the third quarter and first nine months of 2024, respectively, compared to the prior-year period.

Management Discussion – (continued)
Financial Position

(Dollars in millions)	At September 30, 2024	At December 31, 2023
Cash and cash equivalents	$403	$555
Client financing receivables:
Net investment in sales-type and direct financing leases (1)	3,792	4,237
Client loans	5,731	6,486
Total client financing receivables	$9,523	$10,723
Commercial financing receivables:
Held for investment	670	1,155
Held for sale	509	692
Other receivables	15	26
Total external receivables (2)	$10,716	$12,596
Intercompany assets (3)	740	963
Other assets	211	294
Total assets	$12,070	$14,409

Debt (4)	$10,355	$11,879
Other liabilities (5) (6)	565	1,205
Total liabilities (5)	$10,920	$13,085
Total equity (5)	$1,151	$1,324
Total liabilities and equity	$12,070	$14,409

(1)Includes deferred initial direct costs which are expensed in IBM’s consolidated financial results.
(2)The change in total external receivables of $1.9 billion and the $1.8 billion change in Financing segment’s receivables disclosed in the free cash flow presentation on page 81 is primarily attributable to currency impacts.
(3)Total amount is eliminated for purposes of IBM’s consolidated financial results and therefore does not appear in the Consolidated Balance Sheet.
(4)Financing segment debt is primarily comprised of intercompany loans.
(5)Prior-year amounts recast to reflect January 2024 segment change. Other liabilities have been reclassified to conform to the change in 2024 presentation.
(6)Includes intercompany payables of $0.4 billion at December 31, 2023. There were no intercompany payables outstanding at September 30, 2024. These intercompany payables were eliminated for purposes of IBM’s consolidated financial results.

Financing Segment Receivables and Allowances
The following table presents external Financing segment receivables excluding receivables classified as held for sale, and immaterial miscellaneous receivables.

(Dollars in millions)	At September 30, 2024	At December 31, 2023
Amortized cost (1)	$10,324	$12,034
Specific allowance for credit losses	104	111
Unallocated allowance for credit losses	27	45
Total allowance for credit losses	131	156
Net financing receivables	$10,193	$11,878
Allowance for credit losses coverage	1.3%	1.3%

(1)Includes deferred initial direct costs which are expensed in IBM’s consolidated financial results.

Management Discussion – (continued)
The percentage of Financing segment receivables reserved was 1.3 percent at both September 30, 2024 and December 31, 2023.
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
Return on Equity Calculation

	For Three Months Ended September 30,		For Nine Months Ended September 30,
(Dollars in millions)	2024	2023 (1)	2024	2023 (1)
Numerator:
Financing after-tax segment profit (2)	$70	$79	$207	$214
Annualized after-tax segment profit (A)	$280	$315	$276	$285
Denominator:
Average Financing equity (B) (3)	$1,191	$1,137	$1,202	$1,219
Financing return on equity (A)/(B)	23.5%	27.7%	23.0%	23.4%

(1)Prior-year amounts recast to reflect January 2024 segment changes.
(2)Calculated based upon an estimated tax rate, which is a function of IBM’s provision for income taxes determined on a consolidated basis.
(3)Average of the ending equity for Financing for the last two quarters and four quarters, for the three months ended September 30 and for the nine months ended September 30, respectively.
Return on equity was 23.5 percent compared to 27.7 percent for the three months ended September 30, 2024, and 2023, respectively. The decrease was driven by a decrease in net income. Return on equity was 23.0 percent compared to 23.4 percent for the nine months ended September 30, 2024, and 2023, respectively. The decrease was primarily driven by a decrease in net income partially offset by a lower average equity balance.
Residual Value
The following table presents the recorded amount of unguaranteed residual value for sales-type and direct financing leases at September 30, 2024 and December 31, 2023. In addition, the table presents the run out of when the unguaranteed residual value assigned to equipment on leases at September 30, 2024 is expected to be returned to the company. The unguaranteed residual value for operating leases at September 30, 2024 and December 31, 2023 was not material. For additional information related to the company's residual value, refer to note A, "Significant Accounting Policies," in the company's 2023 Annual Report.

Unguaranteed Residual Value

	At December 31, 2023	At September 30, 2024	Estimated Run Out of September 30, 2024 Balance
(Dollars in millions)			2024	2025	2026	2027 and Beyond
Sales-type and direct financing leases	$458	$457	$13	$133	$119	$191

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

(Dollars in millions except per share amounts)	GAAP	Acquisition- Related Adjustments		Retirement- Related Adjustments (1)		U.S. Tax Reform Impacts		Operating (non-GAAP)
For the three months ended September 30, 2024:
Gross profit	$8,420	$192		$—		$—		$8,612
Gross profit margin	56.3%	1.3	pts.	—	pts.	—	pts.	57.5%
SG&A	$4,911	$(300)		$—		$—		$4,611
Other (income) and expense	$2,244	$—		$(2,797)		$—		$(553)
Total expense and other (income)	$9,222	$(300)		$(2,797)		$—		$6,125
Pre-tax income/(loss) from continuing operations	$(802)	$492		$2,797		$—		$2,487
Pre-tax margin from continuing operations	(5.4)%	3.3	pts.	18.7	pts.	—	pts.	16.6%
Provision for/(benefit from) income taxes (2)	$(485)	$119		$700		$(2)		$332
Effective tax rate	60.4%	(7.2)	pts.	(39.8)	pts.	(0.1)	pts.	13.4%
Income/(loss) from continuing operations	$(317)	$373		$2,097		$2		$2,155
Income/(loss) margin from continuing operations	(2.1)%	2.5	pts.	14.0	pts.	0.0	pts.	14.4%
Diluted earnings/(loss) per share from continuing operations (3)	$(0.34)	$0.40		$2.27		$0.00		$2.30

(Dollars in millions except per share amounts)	GAAP	Acquisition- Related Adjustments		Retirement- Related Adjustments		U.S. Tax Reform Impacts		Operating (non-GAAP)
For the three months ended September 30, 2023:
Gross profit	$8,023	$162		$—		$—		$8,185
Gross profit margin	54.4%	1.1	pts.	—	pts.	—	pts.	55.5%
SG&A	$4,458	$(277)		$—		$—		$4,181
Other (income) and expense	$(215)	$—		$12		$—		$(203)
Total expense and other (income)	$6,150	$(277)		$12		$—		$5,885
Pre-tax income from continuing operations	$1,873	$438		$(12)		$—		$2,299
Pre-tax margin from continuing operations	12.7%	3.0	pts.	(0.1)	pts.	—	pts.	15.6%
Provision for income taxes (2)	$159	$99		$(14)		$24		$268
Effective tax rate	8.5%	2.7	pts.	(0.5)	pts.	1.0	pts.	11.7%
Income from continuing operations	$1,714	$340		$1		$(24)		$2,031
Income margin from continuing operations	11.6%	2.3	pts.	0.0	pts.	(0.2)	pts.	13.8%
Diluted earnings per share from continuing operations	$1.86	$0.37		$0.00		$(0.03)		$2.20

(1)2024 includes the impact of a one-time, non-cash, pre-tax pension settlement charge of $2.7 billion ($2.0 billion net of tax). Refer to note 18, "Retirement-Related Benefits," for additional information.
(2)The tax impact on operating (non-GAAP) pre-tax income from continuing operations is calculated under the same accounting principles applied to the GAAP pre-tax income which employs an annual effective tax rate method to the results.
(3)Operating (non-GAAP) earnings per share was calculated using 938.4 million shares, which includes 14.9 million dilutive potential shares under our stock-based compensation plans and contingently issuable shares. Due to the GAAP net loss for the three months ended September 30, 2024, these dilutive potential shares were excluded from the GAAP loss per share calculation as the effect would have been antidilutive. The difference in share count resulted in an additional (0.04) reconciling item.

Management Discussion – (continued)

(Dollars in millions except per share amounts)	GAAP	Acquisition- Related Adjustments		Retirement- Related Adjustments (1)		U.S. Tax Reform Impacts (2)		Operating (non-GAAP)
For the nine months ended September 30, 2024:
Gross profit	$25,112	$533		$—		$—		$25,645
Gross profit margin	55.6%	1.2	pts.	—	pts.	—	pts.	56.7%
SG&A	$14,823	$(854)		$—		$—		$13,969
Other (income) and expense (3)	$1,694	$(68)		$(2,991)		$—		$(1,364)
Total expense and other (income)	$22,621	$(922)		$(2,991)		$—		$18,709
Pre-tax income from continuing operations	$2,491	$1,454		$2,991		$—		$6,936
Pre-tax margin from continuing operations	5.5%	3.2	pts.	6.6	pts.	—	pts.	15.3%
Provision for/(benefit from) income taxes (4)	$(597)	$374		$731		$434		$942
Effective tax rate	(24.0)%	10.4	pts.	20.9	pts.	6.3	pts.	13.6%
Income from continuing operations	$3,088	$1,081		$2,259		$(434)		$5,994
Income margin from continuing operations	6.8%	2.4	pts.	5.0	pts.	(1.0)	pts.	13.3%
Diluted earnings per share from continuing operations	$3.30	$1.16		$2.42		$(0.46)		$6.41

(Dollars in millions except per share amounts)	GAAP	Acquisition- Related Adjustments		Retirement- Related Adjustments		U.S. Tax Reform Impacts		Operating (non-GAAP)
For the nine months ended September 30, 2023:
Gross profit	$24,033	$460		$—		$—		$24,492
Gross profit margin	54.0%	1.0	pts.	—	pts.	—	pts.	55.1%
SG&A	$14,212	$(768)		$—		$—		$13,444
Other (income) and expense	$(721)	$(2)		$16		$—		$(707)
Total expense and other (income)	$19,102	$(770)		$16		$—		$18,348
Pre-tax income from continuing operations	$4,931	$1,229		$(16)		$—		$6,144
Pre-tax margin from continuing operations	11.1%	2.8	pts.	0.0	pts.	—	pts.	13.8%
Provision for income taxes (4)	$702	$277		$(27)		$(91)		$861
Effective tax rate	14.2%	1.7	pts.	(0.4)	pts.	(1.5)	pts.	14.0%
Income from continuing operations	$4,229	$953		$11		$91		$5,283
Income margin from continuing operations	9.5%	2.1	pts.	0.0	pts.	0.2	pts.	11.9%
Diluted earnings per share from continuing operations	$4.59	$1.04		$0.01		$0.10		$5.74

(1)2024 includes the impact of a one-time, non-cash, pre-tax pension settlement charge of $2.7 billion ($2.0 billion net of tax). Refer to note 18, "Retirement-Related Benefits," for additional information.
(2)2024 includes a benefit from income taxes due to the resolution of certain tax audit matters in the first quarter.
(3)Acquisition-Related Adjustments in 2024 includes a realized loss of $68 million on foreign exchange derivative contracts entered into by the company prior to the acquisition of StreamSets and webMethods from Software AG. Refer to note 16, “Derivative Financial Instruments,” for additional information.
(4)The tax impact on operating (non-GAAP) pre-tax income from continuing operations is calculated under the same accounting principles applied to the GAAP pre-tax income which employs an annual effective tax rate method to the results.

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

Part II — Other Information
Item 1. Legal Proceedings
Refer to note 14, “Contingencies,” in this Form 10-Q.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Repurchases of Equity Securities
The following table provides information relating to the company’s repurchase of common stock for the third quarter of 2024.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under The Program (1)
July 1, 2024 - July 31, 2024	—	$—	—	$2,007,611,768

August 1, 2024 - August 31, 2024	—	$—	—	$2,007,611,768

September 1, 2024 - September 30, 2024	—	$—	—	$2,007,611,768

Total	—	$—	—

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

Item 6. Exhibits

Exhibit Number

10.1	Annual Incentive Program, as amended through January 1, 2024.

22	Subsidiary Issuer of Guaranteed Securities, filed as Exhibit 22 for the quarter ended March 31, 2024, is hereby incorporated by reference.

31.1	Certification by principal executive officer pursuant to Rule 13A-14(a) or 15D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by principal financial officer pursuant to Rule 13A-14(a) or 15D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document – the instance document does not appear on the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

International Business Machines Corporation
(Registrant)

Date:	October 30, 2024
		By:	/s/ Nicolás A. Fehring
Nicolás A. Fehring
Vice President and Controller