Form 10-K
period 2024-12-31
INTERNATIONAL BUSINESS MACHINES CORP
filed 2025-02-25
CIK 51143

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
ANNUAL REPORT
pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934
FOR THE YEAR ENDED DECEMBER 31, 2024
1-2360
(Commission file number)
INTERNATIONAL BUSINESS MACHINES CORPORATION
(Exact name of registrant as specified in its charter)

New York (State of Incorporation)	13-0871985 (IRS Employer Identification Number)
One New Orchard Road Armonk, New York (Address of principal executive offices)	10504 (Zip Code)
914-499-1900
(Registrant’s telephone number)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Capital stock, par value $.20 per share	IBM	New York Stock Exchange
NYSE Chicago
2.875% Notes due 2025	IBM 25A	New York Stock Exchange
0.950% Notes due 2025	IBM 25B	New York Stock Exchange
0.300% Notes due 2026	IBM 26B	New York Stock Exchange
1.250% Notes due 2027	IBM 27B	New York Stock Exchange
3.375% Notes due 2027	IBM 27F	New York Stock Exchange
0.300% Notes due 2028	IBM 28B	New York Stock Exchange
1.750% Notes due 2028	IBM 28A	New York Stock Exchange
1.500% Notes due 2029	IBM 29	New York Stock Exchange
0.875% Notes due 2030	IBM 30A	New York Stock Exchange
2.900% Notes due 2030	IBM 30C	New York Stock Exchange
1.750% Notes due 2031	IBM 31	New York Stock Exchange
3.625% Notes due 2031	IBM 31B	New York Stock Exchange
0.650% Notes due 2032	IBM 32A	New York Stock Exchange
3.150% Notes due 2033	IBM 33A	New York Stock exchange
1.250% Notes due 2034	IBM 34	New York Stock Exchange
3.750% Notes due 2035	IBM 35	New York Stock Exchange
3.450% Notes due 2037	IBM 37	New York Stock Exchange
4.875% Notes due 2038	IBM 38	New York Stock Exchange
1.200% Notes due 2040	IBM 40	New York Stock Exchange
4.000% Notes due 2043	IBM 43	New York Stock Exchange
3.800% Notes due 2045	IBM 45A	New York Stock Exchange
7.00% Debentures due 2025	IBM 25	New York Stock Exchange
6.22% Debentures due 2027	IBM 27	New York Stock Exchange
6.50% Debentures due 2028	IBM 28	New York Stock Exchange
5.875% Debentures due 2032	IBM 32D	New York Stock Exchange
7.00% Debentures due 2045	IBM 45	New York Stock Exchange
7.125% Debentures due 2096	IBM 96	New York Stock Exchange
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

Large accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
Accelerated filer ☐		Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has ﬁled a report on and attestation to its management’s assessment of the eﬀectiveness of its internal control over ﬁnancial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting ﬁrm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was $159.2 billion.
The registrant had 927,264,332 shares of common stock outstanding at February 10, 2025.
Documents incorporated by reference:
Portions of IBM’s Annual Report to Stockholders for the year ended December 31, 2024 are incorporated by reference into Parts I, II and IV of this Form 10-K.
Portions of IBM’s definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held April 29, 2025 are incorporated by reference into Part III of this Form 10-K.

i

PART I
Item 1. Business:
International Business Machines Corporation (IBM or the company) was incorporated in the State of New York on June 16, 1911, as the Computing-Tabulating-Recording Co. (C-T-R), a consolidation of the Computing Scale Co. of America, the Tabulating Machine Co. and The International Time Recording Co. of New York. Since that time, IBM has focused on the intersection of business insight and technological innovation, and its operations and aims have been international in nature. This was signaled over 100 years ago, in 1924, when C-T-R changed its name to International Business Machines Corporation. And it continues today—we create sustained value for clients by helping them leverage the power of hybrid cloud and artificial intelligence (AI). Our hybrid cloud platform and AI technology support clients’ digital transformations and helps them reimagine critical workflows, at scale, and modernize applications to increase agility, drive innovation and create operational efficiencies. Our offerings draw from leading IBM capabilities in software, consulting services capability to deliver business outcomes, and deep incumbency in mission-critical infrastructure, all bolstered by one of the world’s leading research organizations.
The following information is included in IBM’s 2024 Annual Report to Stockholders and is incorporated by reference:
IBM Strategy—pages 11 to 12.
Business Segments and Capabilities—pages 12 to 14.
Human Capital—pages 14 to 15.
Strategic Partnerships
We proactively partner with a broad variety of companies including hyperscalers, service providers, global system integrators, and software and hardware vendors. We work alongside our partners to deliver end-to-end solutions that address our clients’ complex business challenges while accelerating growth. Our strategic partners include: Adobe, Amazon Web Services (AWS), Microsoft, Oracle, Palo Alto Networks, Salesforce, Samsung Electronics and SAP, among others.
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

Overall, the company is the leader or among the leaders in each of our business segments. A summary of the competitive environment for each business segment is included below:
Software:
The depth, breadth, and innovation of our software offerings, coupled with our global reach, deep industry expertise and research capabilities help differentiate our offerings from our competitors. Our hybrid cloud and AI platforms allow clients to realize their digital and AI transformations across the applications, data, and environments in which they operate. The principal competitors in this segment include: Alphabet (Google), Amazon, BMC, Broadcom, Informatica, Microsoft, Oracle, Salesforce, SAP and Splunk. We also compete with smaller, niche competitors in specific geographic regions or product segments.
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
Infrastructure:
IBM is well positioned in the growing hybrid cloud infrastructure market, providing on-premises and cloud-based server and storage solutions. We gain advantage and differentiation through investments in higher-value capabilities, including security, scalability, and reliability, designed especially for mission-critical and AI workloads. In addition, we offer a portfolio of life-cycle services for hybrid cloud infrastructure deployment. Our principal competitors include: Dell Technologies, Hewlett-Packard Enterprise (HPE), Intel, NetApp and Pure Storage as well as original device manufacturers (ODMs) who provide systems that are re-branded. Further, cloud service providers are leveraging innovation in technology and service delivery to compete with traditional providers and to offer additional routes to market for server and storage systems.
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

The following information is included in IBM’s 2024 Annual Report to Stockholders and is incorporated herein by reference:
Segment information and revenue by classes of similar products or services—pages 69 to 74.
Financial information regarding environmental activities—pages 94 to 95.
The number of persons employed by the registrant—page 14.
The management discussion overview—pages 8 to 10.
Website information and company reporting—page 123.
Information About Our Executive Officers (at February 25, 2025):

	Age	Officer since
Arvind Krishna, Chairman of the Board, President and Chief Executive Officer (1)	62	2020
Gary D. Cohn, Vice Chairman	64	2021
Nicolas A. Fehring, Vice President and Controller	46	2023
James J. Kavanaugh, Senior Vice President, Finance and Operations, and Chief Financial Officer	58	2008
Nickle J. LaMoreaux, Senior Vice President and Chief Human Resources Officer	45	2020
Anne Robinson, Senior Vice President and Chief Legal Officer	54	2024
Robert D. Thomas, Senior Vice President, Software and Chief Commercial Officer	50	2023

(1)    Member of the Board of Directors.
All executive officers are elected by the Board of Directors annually as provided in the Company’s By-laws. Each executive officer named above, with the exception of Anne Robinson and Gary D. Cohn, has been an executive of IBM or its subsidiaries during the past five years. Ms. Robinson previously served as Managing Director, General Counsel and Corporate Secretary of The Vanguard Group, Inc. and Secretary of the Vanguard funds from August 2016 until June 2024. Mr. Cohn previously served as Assistant to the President for Economic Policy and Director of the National Economic Council from January 2017 until April 2018. Before serving in the White House, Mr. Cohn was President and Chief Operating Officer of The Goldman Sachs Group, Inc. from 2006-2016.

Item 1A. Risk Factors:
Risks Related to Our Business
Downturn in Economic Environment and Client Spending Budgets Could Impact the Company’s Business: If overall demand for IBM’s products and solutions decreases, whether due to general economic conditions, or a shift in client buying patterns, the company’s revenue and profit could be impacted.
Failure of Innovation Initiatives Could Impact the Long-Term Success of the Company: IBM has moved into areas, including those that incorporate or utilize hybrid cloud, AI and generative AI, quantum and other disruptive technologies, in which it can differentiate itself through responsible innovation, by leveraging its investments in R&D and attracting a successful developer ecosystem. If IBM is unable to continue its cutting-edge innovation in a highly competitive and rapidly evolving environment or is unable to commercialize such innovations, expand and scale them with sufficient speed and versatility or is unable to attract a successful developer ecosystem, the company could fail in its ongoing efforts to maintain and increase its market share and its profit margins.
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
Risks from Investing in Growth Opportunities Could Impact the Company’s Business: The company continues to invest significantly in key strategic areas, including AI and generative AI, to drive revenue growth and market share gains. Client adoption rates and viable economic models are less certain in the high-value, highly competitive, and rapidly-growing segments. Additionally, emerging business and delivery models may unfavorably impact demand and profitability for our other products or services. If the company does not adequately and timely anticipate and respond to changes in customer and market preferences, competitive actions, disruptive technologies, emerging business models and ecosystems, the client demand for our products or services may decline or IBM’s costs may increase.
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
Risks to the Company from Acquisitions, Alliances and Divestitures Include Integration Challenges, Failure to Achieve Objectives, the Assumption or Retention of Liabilities and Higher Debt Levels: The company has made and expects to continue to make acquisitions, alliances and divestitures. Such transactions present significant challenges and risks and there can be no assurances that the company will manage such transactions successfully, that strategic objectives will be achieved or that strategic opportunities will be available to the company on acceptable terms or at all. With respect to acquisitions and alliances, the related risks include the company failing to achieve anticipated revenue improvements and cost savings, the failure to retain key personnel or strategic relationships of acquired companies, the assumption of liabilities related to litigation or other legal proceedings involving the businesses in such transactions, and delays in obtaining, or the failure to obtain, necessary governmental or regulatory approvals, as well as the failure to close planned transactions. Such transactions may require the company to secure financing and any significant disruption or turmoil in the capital markets could have an adverse effect on IBM’s ability to access the capital markets at favorable terms. From time to time, the company divests or attempts to divest assets that are no longer central to its strategic objectives. Any such transaction is subject to risks, including risks related to the terms and timing of such divestitures, risks related to retained liabilities not subject to the company’s control, and delays in obtaining, or failing to obtain, necessary governmental or regulatory approvals, as well as the failure to close planned transactions.
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

Due to the Company’s Global Presence, Its Business and Operations Could Be Impacted by Local Legal, Economic, Political, Health and Other Conditions: The company is a globally integrated entity, doing business in over 175 countries worldwide and deriving about sixty percent of its revenues from sales outside the United States. Changes in the laws or policies of the countries in which the company operates, or inadequate development or enforcement of such laws or policies, could affect the company’s business and the company’s overall results of operations. Further, the company may be impacted directly or indirectly by the development and enforcement of laws and regulations in the U.S. and globally that are specifically targeted at the technology industry. The company’s results of operations also could be affected by economic and political changes in those countries and by macroeconomic changes, including recessions, inflation, currency fluctuations between the U.S. dollar and non-U.S. currencies, capital controls, and adverse changes in trade relationships amongst those countries. Further, as the company expands its customer base and the scope of its offerings, both within the U.S. and globally, it may be impacted by additional regulatory or other risks, including, compliance with U.S. and foreign data privacy requirements, outbound investment restrictions, AI and cloud regulations, data localization requirements, labor relations laws, enforcement of IP protection laws, laws relating to anti-corruption, anti-competition regulations, and import, export and trade restrictions. Further, international trade disputes could create uncertainty. Tariffs and international trade sanctions resulting from these disputes could affect the company’s ability to move goods and services across borders, or could impose added costs to those activities. Measures taken to date by the company to mitigate these impacts could be made less effective should trade sanctions or tariffs change. In addition, any widespread outbreak of an illness, pandemic or other local or global health issue, natural disasters, climate change impacts, or uncertain political climates, international hostilities, or any terrorist activities, could adversely affect customer demand, the company’s operations and supply chain, and its ability to source and deliver products and services to its customers.
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
The Company’s Use of Accounting Estimates Involves Judgment and Could Impact the Company’s Financial Results: The application of accounting principles generally accepted in the U.S. (GAAP) requires the company to make estimates and assumptions about certain items and future events that directly affect its reported financial condition. The company’s most critical accounting estimates are described in the Management Discussion in IBM’s 2024 Annual Report to Stockholders, under “Critical Accounting Estimates.” In addition, as discussed in note Q, “Commitments & Contingencies,” in IBM’s 2024 Annual Report to Stockholders, the company makes certain estimates including decisions related to legal proceedings and reserves. These estimates and assumptions involve the use of judgment. As a result, actual financial results may differ.
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
Product and Service Quality Issues Could Impact the Company’s Business and Operating Results: The company has rigorous quality control standards and governance processes intended to prevent, detect and correct errors, malfunctions and other defects in its products and services. If errors, malfunctions, defects or disruptions in service are experienced by customers or in the company’s operations there could be negative consequences that could impact customers’ business operations and harm the company’s business’s operating results.
The Development and Use of AI and Generative AI, including the Company’s Increased Offerings and Use of AI-based Technologies, Could Impact the Long-Term Success of the Company and its Reputation or Give Rise to Legal or Regulatory Action: IBM is increasingly applying AI-based technologies, including generative AI, to its services and products, to how it delivers offerings to IBM clients, and to its own internal operations. Additionally, IBM is investing in and offering new products and services associated with AI development, deployment and management. As stated more comprehensively and in context of several risk factors throughout this Item 1A., this increasing mix and application of AI-based technologies may impact IBM’s ongoing efforts to maintain and increase its market share and its profit margins or harm IBM’s reputation if the company does not continue to be recognized as an AI leader with strong governance processes. IBM’s drive for greater agility, productivity, flexibility and cost savings by continuously transforming with the use of AI may not yield intended gains in speed, quality, productivity and enablement of rapid scaling, which may impact the company’s competitiveness. The evolving global AI regulatory environment, including the enactment of the EU AI Act, may affect the company’s business and the company’s overall results of operations. Computer hackers and others routinely attack the security of technology products, services, systems and networks using a wide variety of methods, and the increased use of generative AI may introduce novel methods of attack. In the event of such actions, the company, its customers and other third parties could be exposed to liability, litigation, and regulatory or other government action, including debarment, as well as the loss of existing or potential customers, damage to brand and reputation, damage to IBM’s competitive position, and other financial loss.
The Company Could Be Impacted by Its Business with Government Clients: The company’s customers include numerous governmental entities within and outside the U.S., including the U.S. Federal Government and state and local entities. Some of the company’s agreements with these customers may be subject to periodic funding approval. Funding reductions, delays or work stoppages could adversely impact public sector demand for our products and services. Also, some agreements may contain provisions allowing the customer to terminate without cause and providing for higher liability limits for certain losses. In addition, the company could be suspended or debarred as a governmental contractor and could incur civil and criminal fines and penalties, which could negatively impact the company’s results of operations, financial results and reputation.
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

Risks Related to Cybersecurity and Data Privacy
Cybersecurity, Privacy, and AI Considerations Could Impact the Company’s Business: There are numerous and evolving risks to cybersecurity and privacy, including risks originating from intentional acts of individual and groups of criminal hackers, hacktivists, state-sponsored organizations, nation states and competitors; from intentional and unintentional acts or omissions of customers, contractors, business partners, vendors, employees and other third parties; and from errors in processes or technologies, as well as the risks associated with an increase in the number of customers, contractors, business partners, vendors, employees and other third parties working remotely. Computer hackers and others routinely attack the security of technology products, services, systems and networks, like those we offer, using a wide variety of methods, including ransomware or other malicious software and attempts to exploit vulnerabilities in hardware, software, and infrastructure, and the increased use of generative AI may introduce novel methods of attack. Attacks also include social engineering and cyber extortion to induce customers, contractors, business partners, vendors, employees and other third parties to disclose information, transfer funds, or unwittingly provide access to systems or data. The company is at risk of security breaches not only of our own products, services, systems and networks, but also those of customers, contractors, business partners, vendors, employees and other third parties, particularly as all parties increasingly digitize their operations. Cyber threats are increasing in number and sophistication, continually evolving, including with the increased use of AI, making it difficult to anticipate and defend against such threats and vulnerabilities that can persist undetected over extended periods of time.
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
As is common in our industry and for a company our size, we continue to face and prepare for cybersecurity threats. While the company continues to monitor for, identify, investigate, respond to and remediate a wide range of cybersecurity events, there have not been cybersecurity incidents or vulnerabilities that have had a material adverse effect on the company, though there is no assurance that there will not be cybersecurity incidents or vulnerabilities that will have a material adverse effect in the future.
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
In the event of such actions, the company, its customers and other third parties could be exposed to liability, litigation, and regulatory or other government action, including debarment, as well as the loss of existing or potential customers, damage to brand and reputation, damage to our competitive position, and other financial loss. In addition, the cost and operational consequences of responding to cybersecurity incidents and implementing remediation measures could be significant. In the company’s industry, security vulnerabilities are increasingly discovered, publicized and exploited across a broad range of hardware, software or other infrastructure, including in our own products, services, systems and networks, or third-party data and systems upon which we rely, elevating the risk of attacks and the potential cost of response and remediation for the company and its customers. In addition, the fast-paced, evolving, pervasive, and sophisticated nature of certain cyber threats and vulnerabilities, as well as the scale and complexity of the business and infrastructure, make it possible that certain threats or vulnerabilities will be undetected or unmitigated in time to prevent or minimize the impact of an attack on the company or its customers.
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
Tax Matters Could Impact the Company’s Results of Operations and Financial Condition: The company is subject to income taxes in both the United States and numerous foreign jurisdictions. IBM’s provision for income taxes and cash tax liability in the future could be adversely affected by numerous factors including, but not limited to, income before taxes being lower than anticipated in countries with lower statutory tax rates and higher than anticipated in countries with higher statutory tax rates, changes in the valuation of deferred tax assets and liabilities, and changes in tax laws, regulations, accounting principles or interpretations thereof, which could adversely impact the company’s results of operations and financial condition in future periods. The Organization for Economic Cooperation and Development (OECD) has issued model rules for a new global minimum tax. Local country adoption of these rules may increase tax uncertainty and may adversely impact the company’s income taxes. Furthermore, local country, state, provincial or municipal taxation may also be subject to review and potential override by regional, federal, national or similar forms of government. In addition, IBM is subject to the continuous examination of its income tax returns by the United States Internal Revenue Service (IRS) and other tax authorities around the world. The company regularly assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of its provision for income taxes. There can be no assurance that the outcomes from these examinations will not have an adverse effect on the company’s provision for income taxes and cash tax liability.
The Company Is Subject to Legal Proceedings and Investigatory Risks: As a company with a substantial employee population and with clients in more than 175 countries, IBM is or may become involved as a party and/or may be subject to a variety of claims, demands, suits, investigations, tax matters and other proceedings that arise from time to time in the ordinary course of its business. The risks associated with such legal proceedings are described in more detail in note Q, “Commitments & Contingencies,” in IBM’s 2024 Annual Report to Stockholders. The company believes it has adopted appropriate risk management and compliance programs. Legal and compliance risks, however, will continue to exist and additional legal proceedings and other contingencies, the outcome of which cannot be predicted with certainty, may arise from time to time.

Risks Related to Financing and Capital Markets Activities
The Company’s Results of Operations and Financial Condition Could Be Negatively Impacted by Its U.S. and non-U.S. Pension Plans: Adverse financial market conditions and volatility in the credit markets may have an unfavorable impact on the value of the company’s pension trust assets and its future estimated pension liabilities. As a result, the company’s financial results in any period could be negatively impacted. In addition, in a period of an extended financial market downturn, the company could be required to provide incremental pension plan funding with resulting liquidity risk which could negatively impact the company’s financial flexibility. Further, the company’s results could be negatively impacted by premiums for mandatory pension insolvency insurance coverage outside the United States. Premium increases could be significant due to the level of insolvencies of unrelated companies in the country at issue. IBM’s 2024 Annual Report to Stockholders includes information about potential impacts from pension funding and the use of certain assumptions regarding pension matters.
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
The Company’s Financial Performance Could Be Impacted by Changes in Market Liquidity Conditions and by Customer Credit Risk on Receivables: The company’s financial performance is exposed to a wide variety of industry sector dynamics worldwide, including sudden shifts in regional or global economic activity. The company’s earnings and cash flows, as well as its access to funding, could be negatively impacted by changes in market liquidity conditions. IBM’s 2024 Annual Report to Stockholders includes information about the company’s liquidity position. The company’s client base includes many enterprises worldwide, from small and medium businesses to the world’s largest organizations and governments, with a significant portion of the company’s revenue coming from global clients across many sectors. Most of the company’s sales are on an open credit basis, and the company performs ongoing credit evaluations of its clients’ financial conditions. If the company becomes aware of information related to the creditworthiness of a major customer, or if future actual default rates on receivables in general differ from those currently anticipated, the company may have to adjust its allowance for credit losses, which could affect the company’s consolidated net income in the period the adjustments are made.
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
As discussed in greater detail in Item 1A., "Risk Factors," the company faces numerous and evolving cybersecurity threats, including risks originating from the increased use of AI, intentional acts of individual and groups of criminal hackers, hacktivists, state-sponsored organizations, nation states and competitors; from intentional and unintentional acts or omissions of customers, contractors, business partners, vendors, employees and other third parties; and from errors in processes or technologies, as well as the risks associated with the number of customers, contractors, business partners, vendors, employees and other third parties working remotely. While the company continues to monitor for, identify, investigate, respond to and remediate cybersecurity risks, including incidents and vulnerabilities, there have not been any that have had a material adverse effect on the company, though there is no assurance that there will not be cybersecurity risks that will have a material adverse effect in the future.
Governance
IBM’s Enterprise & Technology Security (“E&TS”) organization has oversight responsibility for the security of both IBM’s internal systems and external offerings and works across all of the organizations within the company to protect IBM, its brand, and its clients against cybersecurity risks. E&TS also addresses cybersecurity risks associated with third party suppliers. For these purposes, E&TS includes a dedicated Chief Information Security Officer (“CISO”) whose team is responsible for leading enterprise-wide information security strategy, policy, standards, architecture, and processes for IBM’s internal systems. The CISO manages the CSIRT. The CISO also manages the Product Security Incident Response Team (“PSIRT”), which focuses on product vulnerabilities potentially affecting the security of offerings sold to customers. IBM also has Business Information Security Officers (“BISO”) who are coordinated by the Office of the CISO on security issues specific to particular business segments.

The CSIRT team, together with the Office of the Chief Information Officer (“CIO”), Cyber Legal, Corporate Security, and BISOs, engages in on-going reviews of incidents, threat intelligence, detections, and vulnerabilities, including to assess client and regulatory impact. Events of interest are promptly reported to the Senior Vice President (“SVP”) and Chief Legal Officer ("CLO"), and the SVP overseeing cybersecurity (“SVP Sponsor”).
Incidents are delegated to an appropriate incident response team for assessment, investigation, and remediation. Depending on the nature of the matter, the incident response team may include individuals from E&TS, the Office of the CISO, the Office of the CIO, Cyber Legal, Business Units, the Office of Privacy and Responsible Technology, Human Resources, Procurement, Finance and Operations, and Corporate Security. The incident response teams advise and consult with the CLO and the SVP Sponsor, as appropriate.
The Cybersecurity Advisory Committee (“CAC”) meets regularly and is responsible for overseeing management of the Company’s cybersecurity risk. The CAC is composed of, among others, SVPs from the major business units, the SVP Sponsor, and the CLO. The CAC is responsible for, among other things, setting the Company’s governance structure for managing cybersecurity risk and reviewing noteworthy cybersecurity incidents and strategies to prevent recurrence. IBM management responsible for managing cybersecurity risk reflects a cross-section of functions from across the organization with significant experience in managing such risk as well as the technologies underlying these risks. They also hold leadership positions outside of IBM in the field of cybersecurity, serving on governing and advisory boards of public and private institutions at the forefront of issues related to cybersecurity, including technology development, cybersecurity policy, and national security.
The Board of Directors and the Audit Committee oversee the cyber governance process. Leadership from E&TS, including the CISO, make regular presentations to the Audit Committee and the full Board on identification, management, and remediation of cybersecurity risks, both internal and external, as well as threat intelligence, emerging global policies and regulations, cybersecurity technologies, and best practices. In addition, senior management provides briefings as needed to the Audit Committee Chair, the Audit Committee, and, as appropriate, the full Board, on cybersecurity issues and incidents of potential interest.

Item 2. Properties:
IBM’s corporate headquarters are located at an owned site in Armonk, New York. As of December 31, 2024, in aggregate, we owned or leased facilities for current use consisting of approximately 41 million square feet worldwide.
At December 31, 2024, IBM’s facilities in the U.S. had aggregate floor space of approximately 17 million square feet, of which approximately 9 million was owned and 8 million was leased. Outside the U.S., facilities totaled approximately 24 million square feet, of which 3 million was owned and 21 million was leased. This space is primarily used for sales and distribution, manufacturing and development, data processing services including the company’s cloud centers, research and other administrative and general support purposes. Our facilities are utilized for current operations of all business segments.
Continuous optimization, maintenance and upgrading of facilities are essential to maintain our technological leadership, improve productivity and meet customer demand. We believe that in all material respects our properties have been satisfactorily maintained, are in good condition and are suitable for our operations.

Item 3. Legal Proceedings:
Refer to note Q, “Commitments & Contingencies,” on pages 95 to 97 of IBM’s 2024 Annual Report to Stockholders, which is incorporated herein by reference.

Item 4. Mine Safety Disclosures:
Not applicable.

PART II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities:
Refer to page 123 of IBM’s 2024 Annual Report to Stockholders, which is incorporated herein by reference solely as it relates to this item.
IBM common stock is listed on the New York Stock Exchange and the NYSE Chicago under the symbol “IBM.” There were 348,544 common stockholders of record at February 10, 2025.
The following table provides information relating to the company’s repurchase of common stock for the fourth quarter of 2024.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
October 1, 2024—October 31, 2024	—	$—	—	$2,007,611,768
November 1, 2024—November 30, 2024	—	$—	—	$2,007,611,768
December 1, 2024—December 31, 2024	—	$—	—	$2,007,611,768
Total	—	$—	—

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
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations:
Refer to pages 6 through 42 of IBM’s 2024 Annual Report to Stockholders, which are incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk:
Refer to the section titled “Market Risk” on page 40 of IBM’s 2024 Annual Report to Stockholders, which is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data:
Refer to pages 46 through 121 of IBM’s 2024 Annual Report to Stockholders, which are incorporated herein by reference. Also refer to the Financial Statement Schedule on page S-1 of this Form 10-K.

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
Refer to “Report of Management” and “Report of Independent Registered Public Accounting Firm” on pages 43 through 45 of IBM’s 2024 Annual Report to Stockholders, which are incorporated herein by reference. There has been no change in the company’s internal control over financial reporting that occurred during the fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

Item 9B. Other Information:
None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections:
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance:
Refer to the information under the captions “Election of Directors for a Term of One Year,” “Governance and the Board—Committees of the Board,” “Governance and the Board—Delinquent Section 16(a) Reports: None,” “Governance and the Board—Corporate Governance” and “Frequently Asked Questions—How do I submit an item of business for the 2026 Annual Meeting?” in IBM’s definitive Proxy Statement to be filed with the SEC and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held April 29, 2025, all of which information is incorporated herein by reference. Also refer to Item 1 of this Form 10-K under the caption “Information About Our Executive Officers (at February 25, 2025)” on page 3 for additional information on the company’s executive officers.

Item 11. Executive Compensation:
Refer to the information under the captions “2024 Summary Compensation Table and Related Narrative,” “2024 Summary Compensation Table,” “2024 Compensation Discussion and Analysis,” “2024 Grants of Plan-Based Awards Table,” “2024 Outstanding Equity Awards at Fiscal Year-End Table,” “2024 Option Exercises and Stock Vested Table,” “2024 Retention Plan Table,” “2024 Pension Benefits Narrative,” “2024 Pension Benefits Table,” “2024 Nonqualified Deferred Compensation Narrative,” “2024 Nonqualified Deferred Compensation Table,” “2024 Potential Payments Upon Termination Narrative,” “2024 Potential Payments Upon Termination Table,” “2024 Director Compensation Table,” “Director Compensation under the IBM Deferred Compensation and Equity Award Plan (DCEAP),” “Governance and the Board—Compensation Committee Interlocks and Insider Participation: None,” “Compensation Program as It Relates to Risk,” “2024 Executive Compensation—Report of the Executive Compensation and Management Resources Committee of the Board of Directors,” “Pay Ratio, ” "Pay Versus Performance," and "Equity Award Grant Practices" in IBM’s definitive Proxy Statement to be filed with the SEC and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held April 29, 2025, all of which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters:
Refer to the information under the captions “Ownership of Securities—Security Ownership of Certain Beneficial Owners” and “Ownership of Securities—Common Stock and Stock-based Holdings of Directors and Executive Officers” in IBM’s definitive Proxy Statement to be filed with the SEC and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held April 29, 2025, all of which information is incorporated herein by reference.

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1) (a)	Weighted-average exercise price of outstanding options, warrants and rights (1) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders
Options	9,268,766	$144.65	—
RSUs	20,308,848	N/A	—
PSUs (2)	5,047,739	N/A	—
Subtotal	34,625,353	$144.65	27,351,972
Equity compensation plans not approved by security holders
Options	736,630	$146.86	—
RSUs	754,697	N/A	—
PSUs (2)	578,779	N/A	—
DCEAP shares	211,144	N/A	—
Subtotal	2,281,250	$146.86	12,946,498
Total	36,906,603	$144.81	40,298,470

N/A is not applicable
RSUs = Restricted Stock Units, including Retention Restricted Stock Units
PSUs = Performance Share Units
DCEAP Shares = Promised Fee Shares under the DCEAP (refer to plan description below)
(1)In connection with 15 acquisition transactions, 205,078 additional share based awards, consisting of stock options, were outstanding at December 31, 2024 as a result of the Company’s assumption of awards granted by the acquired entities. The weighted-average exercise price of these awards was $23.47. The Company has not made, and will not make, any further grants or awards of equity securities under the plans of these acquired companies.
(2)The numbers included for PSUs in column (a) above reflect the maximum number payout. Assuming target number payout, the number of securities to be issued upon exercise of PSUs for equity compensation plans approved by security holders is 2,969,258 and for equity compensation plans not approved by security holders is 332,292. For additional information about PSUs, including payout calculations, refer to the information under “2024 Summary Compensation Table and Related Narrative” in IBM’s definitive Proxy Statement to be filed with the SEC and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held April 29, 2025.
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
Amended and Restated Deferred Compensation and Equity Award Plan (the “DCEAP”)
The DCEAP was adopted in 1993 and amended and restated effective January 1, 2014. Under the Amended and Restated DCEAP, non-management directors receive Promised Fee Shares in connection with deferred annual retainer payments. Each Promised Fee Share is equal in value to one share of the company’s common stock. Upon a director’s retirement or other completion of service as a director, amounts deferred into Promised Fee Shares are payable in either cash and/or shares of the company’s stock either as lump sum or installments pursuant to the director’s distribution election. For additional information about the DCEAP, refer to “Director Compensation under the IBM Deferred Compensation and Equity Award Plan (DCEAP)” in IBM’s definitive Proxy Statement to be filed with the SEC and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held April 29, 2025.

Item 13. Certain Relationships and Related Transactions, and Director Independence:
Refer to the information under the captions “IBM Board of Directors,” “Governance and the Board—Committees of the Board,” “Governance and the Board—Certain Transactions and Relationships” and “Governance and the Board—Corporate Governance—Independent Board” in IBM’s definitive Proxy Statement to be filed with the SEC and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held April 29, 2025, all of which information is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services:
Refer to the information under the captions “Report of the Audit Committee of the Board of Directors” and “Audit and Non-Audit Fees” in IBM’s definitive Proxy Statement to be filed with the SEC and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held April 29, 2025, all of which information is incorporated herein by reference.

PART IV
Item 15. Exhibits, Financial Statement Schedules:
(a)The following documents are filed as part of this report:
1.Financial statements from IBM’s 2024 Annual Report to Stockholders, which are incorporated herein by reference:
Report of Independent Registered Public Accounting Firm ‒ PCAOB Firm ID 238 (pages 44 through 45).
Consolidated Income Statement for the years ended December 31, 2024, 2023 and 2022 (page 46).
Consolidated Statement of Comprehensive Income for the years ended December 31, 2024, 2023 and 2022 (page 47).
Consolidated Balance Sheet at December 31, 2024 and 2023 (page 48).
Consolidated Statement of Cash Flows for the years ended December 31, 2024, 2023 and 2022 (page 49).
Consolidated Statement of Equity at December 31, 2024, 2023 and 2022 (pages 50 through 51).
Notes to Consolidated Financial Statements (pages 52 through 121).
2.Financial statement schedule required to be filed by Item 8 of this Form:

Page	Schedule Number
Report of Independent Registered Public Accounting Firm on Financial Statement Schedule.
S-1	II	Valuation and Qualifying Accounts and Reserves for the years ended December 31, 2024, 2023, and 2022.

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
The By-Laws of IBM, as amended through April 30, 2024, is Exhibit 3.2 to Form 10-Q, filed April 30, 2024, and is hereby incorporated by reference.
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

The instrument defining the rights of the holders of the 1.750% Notes due 2028 is Exhibit 4.3 to Form 8-K, filed March 4, 2016, and is hereby incorporated by reference.
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

The instruments defining the rights of the holders of the 1.250% Notes due 2027 and the 1.750% Notes due 2031 are Exhibits 4.3 and 4.4 to Form 8-K, filed January 30, 2019, and are hereby incorporated by reference.

The instruments defining the rights of the holders of the 3.300% Notes due 2026, the 3.500% Notes due 2029, the 4.150% Notes due 2039 and the 4.250% Notes due 2049 are Exhibits 4.5, 4.6, 4.7 and 4.8 to Form 8-K, filed May 14, 2019, and are hereby incorporated by reference.

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

The instruments defining the rights of the holders of the 2.900% Notes due 2030, the 3.150% Notes due 2033, the 3.450% Notes due 2037, the 3.800% Notes due 2045, the 4.650% Notes due 2028, the 4.800% Notes due 2030, the 5.000% Notes due 2032, the 5.200% Notes due 2035 and the 5.700% Notes due 2055 are Exhibits 4.1, 4.2, 4.3, 4.4, 4.5, 4.6, 4.7, 4.8, and 4.9 to Form 8-K, filed February 7, 2025, and are hereby incorporated by reference.

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

The IBM 2001 Long-Term Performance Plan, a compensatory plan, contained in Registration Statement No. 333-87708 on Form S-8, as such amended plan was filed as Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2007, is hereby incorporated by reference. (1)

The IBM PWCC Acquisition Long-Term Performance Plan, a compensatory plan, contained in Registration Statement No. 333-102872 on Form S-8, as such amended plan was filed as Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 2007, is hereby incorporated by reference. (1)

The IBM Red Hat Acquisition Long-Term Performance Plan, a compensatory plan, contained in Registration Statement No. 333-232585 of Form S-8, as such amended plan was filed as Exhibit 4.8 to Form S-8 POS, filed on December 18, 2020, is hereby incorporated by reference. (1)

The IBM 1999 Long-Term Performance Plan, a compensatory plan, contained in Registration Statement No. 333-30424 on Form S-8, as such amended plan was filed as Exhibit 10.3 to Form 10-Q for the quarter ended September 30, 2007, is hereby incorporated by reference. (1)

The VMTurbo, Inc. Amended and Restated 2008 Stock Plan, a compensatory plan, contained in Registration Statement No. 333-259965 on Form S-8, as such amended and restated plan was filed as Exhibit 4.3 to Form S-8, filed on October 1, 2021, is hereby incorporated by reference. (1)

	Terms and Conditions of LTPP equity award agreements was filed as Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2019, and is hereby incorporated by reference. (1)

Forms of equity award agreements for stock options, restricted stock, restricted stock units, cash-settled restricted stock units and SARS, as well as the Terms and Conditions of LTPP Equity Awards, effective July 15, 2019, in connection with the foregoing award agreements, filed as Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2019, are hereby incorporated by reference. (1)

Forms of LTPP equity award agreements for (i) stock options, restricted stock, restricted stock units, cash-settled restricted stock units, SARS, and (ii) performance share units, as well as the Terms and Conditions of LTPP Equity Awards, effective October 1, 2019, in connection with the foregoing award agreements, filed as Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2019, are hereby incorporated by reference. (1)

Form of LTPP equity award agreement for performance share units and the terms and conditions of LTPP Equity Awards, effective December 17, 2019, in connection with the foregoing award agreements, filed as Exhibit 10.1 to Form 10-K for the year ended December 31, 2019, are hereby incorporated by reference. (1)

Form of LTPP equity award agreement for performance share units and the terms and conditions of LTPP Equity Awards, effective March 2, 2020, in connection with the foregoing award agreements, filed as Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2020, are hereby incorporated by reference. (1)

Terms and Conditions of IBM LTPP Equity Awards, effective June 1, 2020, filed as Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2020, are hereby incorporated by reference. (1)
Terms and Conditions of IBM LTPP Equity Awards, effective June 1, 2023, filed as Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2023, are hereby incorporated by reference. (1)

Form of LTPP equity award agreement for performance share unites, effective, January 1, 2021, filed as Exhibit 10.1 to Form 10-Q for the quarter ended March 1, 2021, is hereby incorporated by reference. (1)

Forms of LTPP equity award agreements for (i) stock options, restricted stock, restricted stock units, cash-settled restricted stock units, SARS, (ii) performance share units and (iii) retention restricted stock unit awards, effective June 1, 2021, filed as Exhibit 10.1 to the Form 10-Q for the quarter ended June 30, 2021, are hereby incorporated by reference. (1)

Forms of LTPP equity award agreements for (i) stock options, restricted stock, restricted stock units, cash-settled restricted stock units, SARS, and (ii) performance share units, as well as the Terms and Conditions of LTPP Equity Awards, effective January 1, 2022, in connection with the foregoing award agreements, filed as Exhibit 10.1 to Form 10-K for the year ended December 31, 2021, are hereby incorporated by reference. (1)

Forms of LTPP equity award agreements for (i) stock options, restricted stock, restricted stock units, cash-settled restricted stock units, SARS, and (ii) performance share units, as well as the Terms and Conditions of LTPP Equity Awards, effective February 1, 2023, in connection with the foregoing award agreements, filed as Exhibit 10.1 to Form 10-K for the year ended December 31, 2022, are hereby incorporated by reference. (1)

Forms of LTPP equity award agreements for (i) stock options, restricted stock units, cash-settled restricted stock units, SARS, (ii) retention restricted stock units, cash-settled retention restricted stock units, and (iii) performance share units, as well as the Terms and Conditions of LTPP Equity Awards, effective July 1, 2023, in connection with the foregoing award agreements, filed as Exhibit 10.2 to Form 10-Q for the quarter ended June 30, 2023, are hereby incorporated by reference. (1)

Forms of LTPP equity award agreements for (i) stock options, restricted stock, restricted stock units, cash-settled restricted stock units, SARs, (ii) performance share units, and (iii) retention restricted stock unit awards, cash-settled retention restricted stock units, effective February 19, 2024, filed as Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2024, is hereby incorporated by reference. (1)

Terms and Conditions of IBM LTPP Equity Awards, effective April 1, 2024, filed as Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2024, is hereby incorporated by reference. (1)

Annual Incentive Program, effective January 1, 2023, as amended through January 1, 2024, filed as Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2024, is hereby incorporated by reference. (1)

Board of Directors compensatory plans, as described under the caption “Governance of the Board—Director Compensation” in IBM’s definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held April 29, 2025, are hereby incorporated by reference. (1)

The IBM Board of Directors Amended and Restated Deferred Compensation and Equity Award Plan, a compensatory plan, as amended and restated effective January 1, 2014, which was filed as Exhibit 10.1 to Form 10-K for the year ended December 31, 2013, and is hereby incorporated by reference. (1)

Amendment No. 1 to the Amended and Restated Deferred Compensation and Equity Award Plan, effective January 30, 2018, which was filed as Exhibit 10.1 to Form 10-K for the year ended December 31, 2017, is hereby incorporated by reference. (1)

Amendment No. 2 to the Amended and Restated Deferred Compensation and Equity Award Plan, effective December 13, 2022, filed as Exhibit 10.2 to Form 10-K for the year ended December 31, 2022, are hereby incorporated by reference. (1)

The IBM Supplemental Executive Retention Plan, a compensatory plan, as amended and restated through December 31, 2008, which was filed as Exhibit 10.2 to Form 10-K for the year ended December 31, 2008, is hereby incorporated by reference. (1)

Amendment No. 1 to the IBM Supplemental Executive Retention Plan, a compensatory plan, effective December 9, 2014, which was filed as Exhibit 10.1 to Form 10-K for the year ended December 31, 2014, and is hereby incorporated by reference. (1)

Amendment No. 2 to the IBM Supplemental Executive Retention Plan, a compensatory plan, effective December 31, 2023, which was filed as Exhibit 10.1 to Form 10-K for the year ended December 31, 2023, and is hereby incorporated by reference. (1)

The IBM Excess Savings Plan, a compensatory plan (formerly the IBM Excess 401(k) Plus Plan), as amended and restated through January 1, 2024, filed as Exhibit 10.2 to Form 10-K for the year ended December 31, 2023, is hereby incorporated by reference (1)

The IBM 2014 Employees Stock Purchase Plan contained in Registration Statement 333-190160 on Form S-8, as such plan was filed as Exhibit 4 to Form S-8, filed on June 13, 2014, is hereby incorporated by reference. (1)

Form of Noncompetition Agreement, filed as Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2009, is hereby incorporated by reference. (1)
Form of Noncompetition Agreement, filed as Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2012, is hereby incorporated by reference. (1)
Form of Noncompetition Agreement, filed as Exhibit 10.2 to Form 10-K for the year ended December 31, 2015, is hereby incorporated by reference. (1)
Form of Noncompetition Agreement, filed as Exhibit 10.3 to Form 10-Q for the quarter ended June 30, 2016, is hereby incorporated by reference. (1)
Form of Noncompetition Agreement, filed as Exhibit 10.1 to Form 10-K for the year ended December 31, 2016, is hereby incorporated by reference. (1)
Form of Noncompetition Agreement, filed as Exhibit 10.3 to Form 10-K for the year ended December 31, 2017, is hereby incorporated by reference. (1)
Form of Noncompetition Agreement, filed as Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 2018, is hereby incorporated by reference. (1)
Form of Noncompetition Agreement, filed as Exhibit 10.2 to Form 10-K for the year ended December 31, 2019, is hereby incorporated by reference. (1)
Form of Noncompetition Agreement, filed as Exhibit 10.2 to Form 10-K for the year ended December 31, 2020, is hereby incorporated by reference. (1)
Form of Noncompetition Agreement, filed as Exhibit 10.2 to Form 10-K for the year ended December 31, 2021, is hereby incorporated by reference. (1)
Form of Noncompetition Agreement, filed as Exhibit 10.4 to Form 10-K for the year ended December 31, 2022, is hereby incorporated by reference. (1)
Form of Noncompetition Agreement, filed as Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2024, is hereby incorporated by reference. (1)
Form of Noncompetition Agreement. (1)	10.1

	Form of Noncompetition Agreement. (1)	10.2
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

Confirmation of Termination Date Extension dated June 17, 2024 to $2,500,000,000 Three-Year Credit Agreement dated as of June 22, 2021 (as amended by Amendment No. 1 to Three-Year Credit Agreement, dated as of June 30, 2022), among IBM, the several banks and other financial institutions from time to time parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, BNP Paribas, Citibank N.A. and Royal Bank of Canada, as Syndication Agents, and the Documentation Agents named therein, filed as Exhibit 10.1 to Form 8-K, filed June 17, 2024, is hereby incorporated by reference

$7,500,000,000 Five-Year Credit Agreement, dated as of June 22, 2021, among International Business Machines Corporation, the Subsidiary Borrowers parties thereto, the several banks and other financial institutions from time to time parties to such agreement, JPMorgan Chase Bank, N.A., as Administrative Agent, BNP Paribas, Citibank, N.A. and Royal Bank of Canada, as Syndication Agents, and the Documentation Agents named therein, filed as Exhibit 10.2 to Form 8-K, filed June 25, 2021, is hereby incorporated by reference.

Amendment No. 1 to Five-Year Credit Agreement dated as of June 30, 2022, among International Business Machines Corporation, the several banks and other financial institutions from time to time parties to such agreement and JPMorgan Chase Bank, N.A., as Administrative Agent, filed as Exhibit 10.2 to Form 8-K, filed July 1, 2022, is hereby incorporated by reference.

Confirmation of Termination Date Extension dated June 17, 2024 to $7,500,000,000 Five-Year Credit Agreement dated as of June 22, 2021 (as amended by Amendment No. 1 to Five-Year Credit Agreement, dated as of June 30, 2022), among IBM, the several banks and other financial institutions from time to time parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, BNP Paribas, Citibank N.A. and Royal Bank of Canada, as Syndication Agents, and the Documentation Agents named therein, filed as Exhibit 10.2 to Form 8-K, filed June 17, 2024, is hereby incorporated by reference

(13)	Annual Report to Security Holders (2)	13
(19)	Securities Trading Policy	19
(21)	Subsidiaries of the registrant	21
(22)	Subsidiary Issuer of Guaranteed Securities, filed as Exhibit 22 for the quarter ended March 31, 2024, is hereby incorporated by reference.
(23)	Consent of Independent Registered Public Accounting Firm	23.1
(24)	Powers of attorney	24.1
	Resolution of the IBM Board of Directors authorizing execution of this Annual Report on Form 10-K by Powers of Attorney	24.2

(31)	Certification by CEO pursuant to Rule 13A-14(a) or 15D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	31.1
	Certification by CFO pursuant to Rule 13A-14(a) or 15D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	31.2
(32)	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	32.1
	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	32.2
(97)	International Business Machines Corporation Executive Officer Compensation Recovery Policy, filed as Exhibit 97 to Form 10-K for the year ended December 31, 2023, is hereby incorporated by reference.
101.INS	XBRL Instance Document – the instance document does not appear on the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	101

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.	104

(1)    Management contract or compensatory plan or arrangement.
(2)    The Performance Graphs, set forth on page 122 of IBM’s 2024 Annual Report to Stockholders, are deemed to be furnished but not filed.

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

Date: February 25, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ARVIND KRISHNA	Chairman of the Board, President and Chief Executive Officer	February 25, 2025
Arvind Krishna

/s/ JAMES J. KAVANAUGH	Senior Vice President, Finance and Operations, and Chief Financial Officer	February 25, 2025
James J. Kavanaugh

/s/ NICOLÁS A. FEHRING	Vice President and Controller (Chief Accounting Officer)	February 25, 2025
Nicolás A. Fehring

2 of 2
Board of Directors

		By:	/s/ JANE P. EDWARDS
Jane P. Edwards
Marianne C. Brown	Director		Attorney-in-fact February 25, 2025
Thomas Buberl	Director
David N. Farr	Director
Alex Gorsky	Director
Michelle J. Howard	Director
Andrew N. Liveris	Director
F. William McNabb III	Director
Michael Miebach	Director
Martha E. Pollack	Director
Peter R. Voser	Director
Frederick H. Waddell	Director
Alfred W. Zollar	Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON FINANCIAL STATEMENT SCHEDULE
To the Board of Directors and Stockholders of
International Business Machines Corporation:
Our audits of the consolidated financial statements referred to in our report dated February 25, 2025 appearing in the 2024 Annual Report to Stockholders of International Business Machines Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.
/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
New York, New York
February 25, 2025

SCHEDULE II
INTERNATIONAL BUSINESS MACHINES CORPORATION AND SUBSIDIARY COMPANIES
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
For the Years Ended December 31:
(Dollars in Millions)

Description	Balance at Beginning of Period	Additions/ (Deductions)	Write-offs	Foreign Currency and Other	Balance at End of Period
Allowance For Credit Losses (1) (2)
2024
–Current	$431	$(11)	$(146)	$(20)	$254
–Noncurrent	$27	$(7)	$0	$(1)	$19
2023
–Current	$467	$13	$(97)	$48	$431
–Noncurrent	$28	$(2)	$—	$0	$27
2022
–Current	$418	$59	$(55)	$45	$467
–Noncurrent	$25	$6	$0	$(2)	$28
Allowance For Inventory Losses
2024	$658	$122	$(199)	$(4)	$577
2023	$631	$201	$(183)	$9	$658
2022	$633	$162	$(148)	$(15)	$631
Revenue Based Provisions
2024	$480	$348	$(480)	$(51)	$298
2023	$424	$500	$(456)	$12	$480
2022	$435	$620	$(629)	$(2)	$424

(1) The majority of the write-offs during the period related to receivables which had been previously reserved.
(2) Other includes reserves related to discontinued operations.

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