Form 10-Q
period 2025-03-31
INTERNATIONAL BUSINESS MACHINES CORP
filed 2025-04-24
CIK 51143

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTER ENDED MARCH 31, 2025
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

Large accelerated filer	☒	Accelerated filer ☐	Smaller reporting company ☐
Non-accelerated filer	☐		Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant had 929,396,575 shares of common stock outstanding at March 31, 2025.

Part I - Financial Information
Item 1. Consolidated Financial Statements:
INTERNATIONAL BUSINESS MACHINES CORPORATION
AND SUBSIDIARY COMPANIES
CONSOLIDATED INCOME STATEMENT
(UNAUDITED)

	Three Months Ended March 31,
(Dollars in millions except per share amounts)	2025	2024
Revenue:
Services	$7,280	$7,470
Sales	7,070	6,799
Financing	191	192
Total revenue	14,541	14,462
Cost:
Services	5,002	5,239
Sales	1,404	1,381
Financing	104	99
Total cost	6,510	6,719
Gross profit	8,031	7,742
Expense and other (income):
Selling, general and administrative	4,886	4,974
Research and development	1,950	1,796
Intellectual property and custom development income	(253)	(216)
Other (income) and expense	(165)	(317)
Interest expense	455	432
Total expense and other (income)	6,873	6,669
Income from continuing operations before income taxes	1,158	1,074
Provision for/(benefit from) income taxes	103	(502)
Income from continuing operations	$1,054	$1,575
Income from discontinued operations, net of tax	1	30
Net income	$1,055	$1,605

Earnings per share of common stock:
Assuming dilution:
Continuing operations	$1.12	$1.69
Discontinued operations	0.00	0.03
Total	$1.12	$1.72
Basic:
Continuing operations	$1.14	$1.72
Discontinued operations	0.00	0.03
Total	$1.14	$1.75

Weighted-average number of common shares outstanding: (millions)
Assuming dilution	945.4	933.4
Basic	928.0	917.2
(Amounts may not add due to rounding.)
(The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION
AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended March 31,
(Dollars in millions)	2025	2024
Net income	$1,055	$1,605
Other comprehensive income/(loss), before tax:
Foreign currency translation adjustments	(343)	55
Net changes related to available-for-sale securities:
Unrealized gains/(losses) arising during the period	8	0
Reclassification of (gains)/losses to net income	—	—
Total net changes related to available-for-sale securities	8	0
Unrealized gains/(losses) on cash flow hedges:
Unrealized gains/(losses) arising during the period	(58)	176
Reclassification of (gains)/losses to net income	(323)	70
Total unrealized gains/(losses) on cash flow hedges	(382)	246
Retirement-related benefit plans:
Prior service costs/(credits)	0	—
Net (losses)/gains arising during the period	0	1
Curtailments and settlements	2	2
Amortization of prior service costs/(credits)	(2)	(2)
Amortization of net (gains)/losses	151	261
Total retirement-related benefit plans	151	262
Other comprehensive income/(loss), before tax	(566)	563
Income tax (expense)/benefit related to items of other comprehensive income	259	(289)
Other comprehensive income/(loss), net of tax	(306)	273
Total comprehensive income	$749	$1,878
(Amounts may not add due to rounding.)
(The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION
AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEET
(UNAUDITED)
ASSETS

(Dollars in millions)	At March 31, 2025	At December 31, 2024
Assets:
Current assets:
Cash and cash equivalents	$11,035	$13,947
Restricted cash	126	214
Marketable securities	6,430	644
Notes and accounts receivable — trade (net of allowances of $102 in 2025 and $114 in 2024)	5,857	6,804
Short-term financing receivables:
Held for investment (net of allowances of $130 in 2025 and $109 in 2024)	5,128	6,259
Held for sale	588	900
Other accounts receivable (net of allowances of $32 in 2025 and $31 in 2024)	897	947
Inventory, at lower of average cost or net realizable value:
Finished goods	203	134
Work in process and raw materials	1,228	1,155
Total inventory	1,431	1,289
Deferred costs	1,074	959
Prepaid expenses and other current assets	2,770	2,520
Total current assets	35,336	34,482
Property, plant and equipment	17,827	17,691
Less: Accumulated depreciation	12,085	11,959
Property, plant and equipment — net	5,742	5,731
Operating right-of-use assets — net	3,323	3,197
Long-term financing receivables (net of allowances of $19 in 2025 and $19 in 2024)	4,920	5,353
Prepaid pension assets	7,670	7,492
Deferred costs	769	788
Deferred taxes	7,594	6,978
Goodwill	66,065	60,706
Intangible assets — net	12,392	10,660
Investments and sundry assets	1,856	1,787
Total assets	$145,667	$137,175
(Amounts may not add due to rounding.)
(The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION
AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEET – (CONTINUED)
(UNAUDITED)
LIABILITIES AND EQUITY

(Dollars in millions except per share amounts)	At March 31, 2025	At December 31, 2024
Liabilities:
Current liabilities:
Taxes	$1,573	$2,033
Short-term debt	6,913	5,089
Accounts payable	3,585	4,032
Compensation and benefits	3,653	3,605
Deferred income	15,057	13,907
Operating lease liabilities	798	768
Other accrued expenses and liabilities	3,526	3,709
Total current liabilities	35,106	33,142
Long-term debt	56,371	49,884
Retirement and nonpension postretirement benefit obligations	9,536	9,432
Deferred income	3,844	3,622
Operating lease liabilities	2,753	2,655
Other liabilities	11,105	11,048
Total liabilities	118,714	109,783
Equity:
IBM stockholders’ equity:
Common stock, par value $0.20 per share, and additional paid-in capital	61,913	61,380
Shares authorized: 4,687,500,000
Shares issued: 2025 - 2,282,650,578
2024 - 2,279,164,313
Retained earnings	150,703	151,163
Treasury stock - at cost	(170,160)	(169,968)
Shares: 2025 - 1,353,254,003
2024 - 1,352,874,243
Accumulated other comprehensive income/(loss)	(15,575)	(15,269)
Total IBM stockholders’ equity	26,880	27,307
Noncontrolling interests	72	86
Total equity	26,953	27,393
Total liabilities and equity	$145,667	$137,175
(Amounts may not add due to rounding.)
(The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION
AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
(Dollars in millions)	2025	2024
Cash flows from operating activities:
Net income	$1,055	$1,605
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation (1)	536	533
Amortization of capitalized software and acquired intangible assets	641	598
Stock-based compensation	401	320
Net (gain)/loss on divestitures, asset sales and other	(22)	(253)
Changes in operating assets and liabilities, net of acquisitions/divestitures	1,759	1,365
Net cash provided by operating activities	4,370	4,168

Cash flows from investing activities:
Payments for property, plant and equipment	(244)	(239)
Proceeds from disposition of property, plant and equipment/other	74	12
Investment in software	(151)	(134)
Purchases of marketable securities and other investments	(6,486)	(4,934)
Proceeds from disposition of marketable securities and other investments	927	464
Acquisition of businesses, net of cash acquired	(7,098)	(82)
Divestiture of businesses, net of cash transferred	(1)	703
Net cash provided by/(used in) investing activities	(12,979)	(4,210)

Cash flows from financing activities:
Proceeds from new debt	8,378	5,486
Payments to settle debt	(1,257)	(2,106)
Short-term borrowings/(repayments) less than 90 days — net	(29)	1
Common stock repurchases for tax withholdings	(284)	(199)
Proceeds from issuance of shares (2)	216	260
Financing — other (2)	(32)	(44)
Cash dividends paid	(1,549)	(1,522)
Net cash provided by/(used in) financing activities	5,443	1,877

Effect of exchange rate changes on cash, cash equivalents and restricted cash	167	(159)
Net change in cash, cash equivalents and restricted cash	(2,999)	1,676

Cash, cash equivalents and restricted cash at January 1	14,160	13,089
Cash, cash equivalents and restricted cash at March 31	$11,161	$14,765

(1) Includes operating lease right-of-use assets amortization expense of $0.2 billion in 2025 and 2024.
(2) Prior-year amounts have been reclassified to conform to the change in 2025 presentation.
(Amounts may not add due to rounding.)
(The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION
AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENT OF EQUITY
(UNAUDITED)

(Dollars in millions except per share amounts)	Common Stock and Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income/(Loss)	Total IBM Stockholders' Equity	Non- Controlling Interests	Total Equity
Equity - January 1, 2025	$61,380	$151,163	$(169,968)	$(15,269)	$27,307	$86	$27,393
Net income plus other comprehensive income/(loss):
Net income		1,055			1,055		1,055
Other comprehensive income/(loss)				(306)	(306)		(306)
Total comprehensive income					$749		$749
Cash dividends paid — common stock ($1.67 per share)		(1,549)			(1,549)		(1,549)
Common stock issued under employee plans (3,485,061 shares)	533				533		533
Purchases (1,101,207 shares) and sales (721,447 shares) of treasury stock under employee plans — net		34	(193)		(159)		(159)
Changes in noncontrolling interests						(14)	(14)
Equity – March 31, 2025	$61,913	$150,703	$(170,160)	$(15,575)	$26,880	$72	$26,953

(Dollars in millions except per share amounts)	Common Stock and Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income/(Loss)	Total IBM Stockholders' Equity	Non- Controlling Interests	Total Equity
Equity - January 1, 2024	$59,643	$151,276	$(169,624)	$(18,761)	$22,533	$80	$22,613
Net income plus other comprehensive income/(loss):
Net income		1,605			1,605		1,605
Other comprehensive income/(loss)				273	273		273
Total comprehensive income					$1,878		$1,878
Cash dividends paid — common stock ($1.66 per share)		(1,522)			(1,522)		(1,522)
Common stock issued under employee plans (4,163,119 shares)	502				502		502
Purchases (1,087,670 shares) and sales (513,570 shares) of treasury stock under employee plans — net		4	(134)		(130)		(130)
Changes in noncontrolling interests						(8)	(8)
Equity - March 31, 2024	$60,145	$151,362	$(169,759)	$(18,488)	$23,261	$72	$23,333
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
In the first quarter of 2025, the company made changes to the reported revenue categories within its Software and Consulting reportable segments. These changes did not impact the company's Consolidated Financial Statements or its reportable segments. The revenue categories are reported on a comparable basis for all periods. Refer to note 3, “Revenue Recognition,” for additional information.
For the three months ended March 31, 2024, the company reported a benefit from income taxes of $502 million. The 2024 tax benefit was primarily driven by the resolution of certain tax audit matters.
Noncontrolling interest amounts, included as a reduction within other (income) and expense in the Consolidated Income Statement, were not material to the consolidated results for the periods presented.
The company has supplier finance programs with third-party financial institutions where the company agrees to pay the financial institutions the stated amounts of invoices from participating suppliers on the originally invoiced maturity date, which have an average term of 90 to 120 days, consistent with the company's standard payment terms. The financial institutions offer earlier payment of the invoices at the sole discretion of the supplier for a discounted amount. The company does not provide secured legal assets or other forms of guarantees under the arrangements. The company is not a party to the arrangements between its suppliers and the financial institutions. These obligations are recognized as accounts payable in the Consolidated Balance Sheet. The obligations outstanding under these programs were immaterial at March 31, 2025 and December 31, 2024.
Interim results are not necessarily indicative of financial results for a full year. The information included in this Form 10-Q should be read in conjunction with the company’s 2024 Annual Report.
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

Notes to Consolidated Financial Statements — (continued)
2. Accounting Changes:
New Standards to be Implemented
Disaggregation of Income Statement Expenses
Standard/Description–Issuance date: November 2024. This guidance requires a new tabular disclosure of certain types of expenses (including purchases of inventory, employee compensation, depreciation and amortization) that are included within commonly presented expense captions on the income statement. The guidance also requires the disclosure of a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. Additionally, the guidance requires the disclosure of the total amount of selling expenses and an entity’s definition of selling expenses. The disclosures are required on an interim and annual basis.
Effective Date and Adoption Considerations–The guidance is effective for the company for annual reporting periods beginning in 2027, and for interim reporting periods beginning January 1, 2028. Early adoption is permitted. The company expects to adopt the guidance as of the effective date and to apply the guidance on a prospective basis.
Effect on Financial Statements or Other Significant Matters–Given the scope of the work required to implement the new standard, the company began its assessment process in 2024 and established a cross-functional implementation team which is evaluating the need for any changes to systems, processes, data or controls to meet the additional disclosure requirements. As the guidance is a change to disclosures only, it will impact the Notes to the Consolidated Financial Statements but will not impact the consolidated financial results.
Income Tax Disclosures
Standard/Description–Issuance date: December 2023. This guidance requires disaggregated disclosure of the tax rate reconciliation into eight categories, with further disaggregation required for items greater than a specific threshold. Additionally, the guidance requires the disclosure of income taxes paid disaggregated by federal, state and foreign jurisdictions.
Effective Date and Adoption Considerations–The guidance is effective for annual reporting periods beginning in 2025 and early adoption is permitted. The company expects to adopt the guidance as of the effective date.
Effect on Financial Statements or Other Significant Matters–As the guidance is a change to disclosures only, it will impact the “Taxes” note within the company's annual financial statements but will not impact the consolidated financial results.
Standards Implemented
Segment Reporting Disclosures
Standard/Description–Issuance date: November 2023. This guidance requires the disclosure of significant segment expenses that are regularly provided to a company's chief operating decision maker and included within each reported measure of segment profit or loss. The company must also disclose “other segment items,” which is the difference between segment revenue less significant expenses for each reported measure of segment profit or loss, and a description of its composition. This guidance also requires certain segment annual disclosures to be provided on an interim basis.
Effective Date and Adoption Considerations–The guidance was effective for annual periods beginning in 2024, and for interim periods beginning January 1, 2025, and is required to be applied on a retrospective basis to all prior periods presented. Early adoption was permitted. The company adopted the guidance as of the effective date.
Effect on Financial Statements or Other Significant Matters–The guidance is a change to disclosures only, that impacted the “Segments” note within the company's quarterly and annual financial statements but did not have an impact on the consolidated financial results.

Notes to Consolidated Financial Statements — (continued)
3. Revenue Recognition:
Disaggregation of Revenue
In the first quarter of 2025, the company made changes to the reported revenue categories within its Software and Consulting reportable segments to better reflect the market opportunities and how IBM addresses them. Beginning January 1, 2025, the company reports revenue for Hybrid Cloud (Red Hat), Automation, Data and Transaction Processing within Software; and it no longer reports revenue for Hybrid Platform & Solutions. Within Consulting, the company reports revenue for Strategy and Technology and Intelligent Operations. These changes did not impact the company's Consolidated Financial Statements or its reportable segments.
The following tables provide details of revenue by major products/service offerings and revenue by geography.
Revenue by Major Products/Service Offerings

(Dollars in millions)
For the three months ended March 31:	2025	2024 (1)
Hybrid Cloud	$1,687	$1,510
Automation	1,584	1,391
Data	1,236	1,173
Transaction Processing	1,828	1,824
Total Software	$6,336	$5,899
Strategy and Technology	2,782	2,863
Intelligent Operations	2,286	2,323
Total Consulting	$5,068	$5,186
Hybrid Infrastructure	1,646	1,803
Infrastructure Support	1,240	1,273
Total Infrastructure	$2,886	$3,076
Financing (2)	191	193
Other	61	108
Total revenue	$14,541	$14,462

(1)Prior-year amounts recast to reflect January 2025 changes to the reported revenue categories within Software and Consulting segments.
(2)Contains lease and loan financing arrangements which are not subject to the guidance on revenue from contracts with customers.
Revenue by Geography

(Dollars in millions)
For the three months ended March 31:	2025	2024
Americas	$7,206	$7,296
Europe/Middle East/Africa	4,552	4,313
Asia Pacific	2,783	2,853
Total	$14,541	$14,462
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

Notes to Consolidated Financial Statements — (continued)
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
At March 31, 2025, the aggregate amount of the transaction price allocated to RPO related to customer contracts that are unsatisfied or partially unsatisfied was approximately $64 billion. Approximately 69 percent of the amount is expected to be recognized as revenue in the subsequent two years, approximately 27 percent in the subsequent three to five years and the balance thereafter.
Revenue Recognized for Performance Obligations Satisfied (or Partially Satisfied) in Prior Periods
For the three months ended March 31, 2025, revenue recognized for performance obligations satisfied or partially satisfied in prior periods was immaterial.
Reconciliation of Contract Balances
The following table provides information about notes and accounts receivable — trade, contract assets and deferred income balances.

(Dollars in millions)	At March 31, 2025	At December 31, 2024
Notes and accounts receivable — trade (net of allowances of $102 in 2025 and $114 in 2024)	$5,857	$6,804
Contract assets (1)	$465	$433
Deferred income (current)	$15,057	$13,907
Deferred income (noncurrent)	$3,844	$3,622

(1)Included within prepaid expenses and other current assets in the Consolidated Balance Sheet.
The amount of revenue recognized during the three months ended March 31, 2025 that was included within the deferred income balance at December 31, 2024 was $4.4 billion and was primarily related to software and services.
The following table provides roll forwards of the notes and accounts receivable–trade allowance for expected credit losses for the three months ended March 31, 2025 and the year ended December 31, 2024.

(Dollars in millions)
January 1, 2025	Additions / (Releases)	Write-offs (1)	Foreign currency and other	March 31, 2025
$114	$(10)	$(8)	$6	$102

January 1, 2024	Additions / (Releases)	Write-offs (1)	Foreign currency and other	December 31, 2024
$192	$(2)	$(78)	$2	$114

(1)The majority of the write-offs during the period related to receivables which had been previously reserved.
The contract assets allowance for expected credit losses was not material in any of the periods presented.

Notes to Consolidated Financial Statements — (continued)

4. Segments:
In the first quarter of 2025, the company made changes to the reported revenue categories within its Software and Consulting reportable segments. These changes did not impact the company's Consolidated Financial Statements or its reportable segments.
The following tables reflect the results of continuing operations of the company’s segments consistent with the management and measurement system utilized within the company. Performance measurement is based on segment profit. The chief operating decision maker (CODM) considers budget-to-actual results of segment profit, both when evaluating the performance of and allocating resources to each of the segments as well as in developing certain compensation recommendations. The CODM reviews segment revenue, cost and profit information related to each segment, which is included in the tables below, but does not regularly review total assets by segment and therefore, such information is not presented.

Management System Segment View

(Dollars in millions)	Software	Consulting	Infrastructure	Financing	Total Segments
For the three months ended March 31, 2025:
Revenue	$6,336	$5,068	$2,886	$191	$14,480
Segment cost	1,042	3,686	1,363	104	6,195
Other expenses and (income) (1)	3,447	823	1,275	19	5,564
Segment profit	$1,847	$558	$248	$69	$2,721
Revenue year-to-year change	7.4%	(2.3)%	(6.2)%	(0.8)%	0.9%
Segment profit year-to-year change	23.2%	31.6%	(20.3)%	(25.5)%	17.0%
Segment profit margin	29.1%	11.0%	8.6%	35.8%	18.8%

For the three months ended March 31, 2024:
Revenue	$5,899	$5,186	$3,076	$193	$14,354
Segment cost	1,039	3,872	1,410	99	6,421
Other expenses and (income) (1)	3,360	889	1,355	2	5,606
Segment profit	$1,500	$424	$311	$92	$2,327
Segment profit margin	25.4%	8.2%	10.1%	47.7%	16.2%

(1)Other expenses and (income) by segment primarily includes:
Software – Selling, general and administrative (SG&A) expense, Research and development (R&D) expense
Consulting – SG&A expense
Infrastructure – R&D expense, SG&A expense, Intellectual property and custom development income
Financing – SG&A expense, Intercompany financing net other income

Notes to Consolidated Financial Statements — (continued)
Reconciliations to IBM as Reported:

(Dollars in millions)
For the three months ended March 31:	2025	2024
Revenue:
Total reportable segments	$14,480	$14,354
Other‒divested businesses	0	35
Other revenue	61	73
Total revenue from continuing operations	$14,541	$14,462

Pre-tax income from continuing operations:
Total reportable segment profit	$2,721	$2,327
Amortization of acquired intangible assets	(495)	(428)
Acquisition-related charges	(63)	(60)
Non-operating retirement-related (costs)/income	(23)	(96)
Stock-based compensation	(401)	(320)
Net interest excluding the Financing segment	(265)	(223)
Workforce rebalancing charges	(316)	(374)
Other‒divested businesses (1)	(7)	239
Unallocated corporate amounts and other	5	9
Total pre-tax income from continuing operations	$1,158	$1,074

(1)2024 includes a gain from the divestiture of The Weather Company assets.
Other Reportable Segment Items

(Dollars in millions)	Software	Consulting	Infrastructure	Financing	Total Segments
For the three months ended March 31, 2025:
Depreciation (1) /amortization of non-acquired intangibles	$121	$21	$266	$1	$409
Interest Income	—	—	—	176	176
Interest Expense	—	—	—	90	90

For the three months ended March 31, 2024:
Depreciation (1) /amortization of non-acquired intangibles	$128	$27	$267	$2	$424
Interest Income	—	—	—	180	180
Interest Expense	—	—	—	102	102

(1)Where several segments share the use of leased or owned assets, a landlord's ownership of these assets is assigned to one segment. While depreciation expense is allocated to each user segment, it is presented consistently with the landlord's ownership; therefore, there will not be a precise correlation between segment profit and the segment depreciation reported above.
Immaterial Items
The resulting gains and (losses) from equity method investments that are attributable to the segments did not have a material effect on the financial results of the segments.

Notes to Consolidated Financial Statements — (continued)
5. Acquisitions & Divestitures:
Acquisitions
Purchase price consideration for all acquisitions was paid primarily in cash. All acquisitions, unless otherwise stated, were for 100 percent of the acquired business and are reported in the Consolidated Statement of Cash Flows, net of acquired cash and cash equivalents.
During the three months ended March 31, 2025, the company completed two acquisitions within the Software segment and one acquisition within the Consulting segment at an aggregate total purchase price of $8,017 million. These acquisitions are expected to enhance the company’s portfolio of products and services capabilities and further advance IBM’s hybrid cloud and AI strategy.
At March 31, 2025, the remaining cash to be remitted by the company related to 2025 acquisitions was not material.
The following table reflects the purchase price related to these acquisitions and the resulting purchase price allocations as of March 31, 2025.

(Dollars in millions)	Amortization Life (in years)	HashiCorp, Inc. (HashiCorp)	Other Acquisitions
Current assets (1)		$1,451	$66
Property, plant and equipment/noncurrent assets		457	12
Intangible assets:
Goodwill	N/A	4,674	343
Client relationships	7-13	980	230
Completed technology	5-7	770	16
Trademarks	2-7	85	4
Total assets acquired		$8,417	$671
Current liabilities		477	26
Noncurrent liabilities		507	61
Total liabilities assumed		$984	$87
Total purchase price		$7,433	$583

(1)Include $929 million of cash and cash equivalents and $331 million of short-term marketable securities acquired from HashiCorp.
N/A – not applicable
The goodwill generated from these acquisitions is primarily attributable to the assembled workforce and the expected synergies from the integration of the acquired businesses. The identified intangible assets are amortized on a straight-line basis over their useful life which approximates the economic life of the assets.
The valuation of the assets acquired and liabilities assumed is subject to revision. If additional information becomes available, the company may further revise the purchase price allocation as soon as practical, but no later than one year from the acquisition date.
HashiCorp — On February 27, 2025, the company completed the acquisition of all of the outstanding shares of HashiCorp. IBM’s and HashiCorp’s combined portfolios will help clients manage growing application and infrastructure complexity and create a comprehensive end-to-end hybrid cloud platform designed for the AI era. HashiCorp's shareholders on record immediately prior to the effective time on the closing date received $35 per share in cash, representing a total equity value of approximately $7.2 billion. The following table reflects the consideration paid related to the acquisition.

Notes to Consolidated Financial Statements — (continued)

(Dollars in millions)	Total Consideration (1)
Cash paid for outstanding HashiCorp common stock	$7,212
Cash paid for HashiCorp equity awards	178
Cash consideration	$7,390
Fair value of stock-based compensation awards attributable to pre-acquisition services	40
Settlement of pre-existing relationships	3
Total consideration	$7,433

(1)As part of the assets acquired, the company received $929 million of cash and cash equivalents and $331 million of short-term marketable securities from HashiCorp.
Goodwill of $4,531 million and $143 million was assigned to the Software and Consulting segments, respectively. It is expected that none of the goodwill will be deductible for tax purposes. The overall weighted-average useful life of the identified amortizable intangible assets acquired was 9.8 years. In connection with the acquisition, the company issued and assumed 1.7 million stock awards with a fair value of $381 million. For the three months ended March 31, 2025, the impact of these stock awards was not material on the company's stock-based compensation cost. The acquisition will be integrated into the Software segment.
Other Acquisitions — Goodwill of $343 million was assigned to the Consulting segment. It is expected that 6 percent of the goodwill will be deductible for tax purposes. The overall weighted-average useful life of the identified amortizable intangible assets acquired was 6.8 years.
Transaction Closed in Second-Quarter 2025 — On April 2, 2025, the company completed an acquisition within the Consulting segment which is not expected to have a material impact on the company's Consolidated Financial Statements.
Transaction Announced — On February 25, 2025, the company announced its intent to acquire a provider of enterprise-grade databases to build and deliver Generative AI applications. The acquisition is expected to close in the second quarter of 2025. Upon closing, the acquisition will be integrated into the Software segment.
6. Other (Income) and Expense:
Components of other (income) and expense are as follows:

(Dollars in millions)
For the three months ended March 31:	2025	2024
Other (income) and expense:
(Gains)/losses on foreign currency transactions (1)	$443	$(205)
(Gains)/losses on derivative instruments (1)	(442)	287
Interest income	(191)	(210)
Net (gains)/losses from securities and investment assets	29	(10)
Retirement-related costs/(income)	23	96
Other (2)	(26)	(274)
Total other (income) and expense	$(165)	$(317)

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

Notes to Consolidated Financial Statements — (continued)
7. Earnings Per Share of Common Stock:
The following tables provide the computation of basic and diluted earnings per share of common stock for the three months ended March 31, 2025 and 2024.

(Dollars in millions except per share amounts)
For the three months ended March 31:	2025	2024
Number of shares on which basic earnings per share is calculated:
Weighted-average shares outstanding during period	928,006,724	917,178,779
Add — Incremental shares under stock-based compensation plans	15,220,862	14,256,390
Add — Incremental shares associated with contingently issuable shares	2,140,642	1,996,144
Number of shares on which diluted earnings per share is calculated	945,368,229	933,431,312

Income from continuing operations	$1,054	$1,575
Income from discontinued operations, net of tax	1	30
Net income on which basic and dilutive earnings per share is calculated	$1,055	$1,605

Earnings per share of common stock:
Assuming dilution
Continuing operations	$1.12	$1.69
Discontinued operations	0.00	0.03
Total	$1.12	$1.72
Basic
Continuing operations	$1.14	$1.72
Discontinued operations	0.00	0.03
Total	$1.14	$1.75
Stock options to purchase 1,859,582 shares and 61,359 shares were outstanding as of March 31, 2025 and 2024, respectively, but were not included in the computation of diluted earnings per share because the exercise price of the options during the respective period was greater than the average market price of the common shares, and therefore, the effect would have been antidilutive.
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
Available-for-sale securities are measured for impairment on a recurring basis by comparing the security’s fair value with its amortized cost basis. If the fair value of the security falls below its amortized cost basis, the change in fair value is recognized in the period the impairment is identified when the loss is due to credit factors. The change in fair value due to non-credit factors is recorded in other comprehensive income when the company does not intend to sell and has the ability to hold the investment. The company’s standard practice is to hold all of its debt security investments classified as available-for-sale until maturity. No impairments for credit losses and no material non-credit impairments were recorded for the three months ended March 31, 2025 and 2024, respectively.
Certain non-financial assets such as property, plant and equipment, operating right-of-use assets, goodwill and intangible assets are also subject to nonrecurring fair value measurements if they are deemed to be impaired. The impairment models used for non-financial assets depend on the type of asset. There were no material impairments of non-financial assets for the three months ended March 31, 2025 and 2024, respectively.

Notes to Consolidated Financial Statements — (continued)
The following table presents the company’s financial assets and financial liabilities that are measured at fair value on a recurring basis at March 31, 2025 and December 31, 2024.

	Fair Value Hierarchy Level	At March 31, 2025		At December 31, 2024
(Dollars in millions)		Assets (5)	Liabilities (6)	Assets (5)	Liabilities (6)
Cash equivalents: (1)
Time deposits, certificates of deposit and other (2)	2	$6,059	N/A	$6,663	N/A
Money market funds	1	716	N/A	284	N/A
Total cash equivalents		$6,775	N/A	$6,948	N/A
Equity investments	1	—	N/A	—	N/A
Debt securities-current (2) (3)	2	6,430	N/A	644	N/A
Debt securities-noncurrent (2) (4)	2,3	157	N/A	124	N/A
Derivatives designated as hedging instruments:
Interest rate contracts	2	1	273	—	362
Foreign exchange contracts	2	342	253	645	294
Derivatives not designated as hedging instruments:
Foreign exchange contracts	2	38	15	22	43
Equity contracts	2	7	68	4	27
Total		$13,752	$608	$8,386	$726

(1)Included within cash and cash equivalents in the Consolidated Balance Sheet.
(2)Available-for-sale debt securities with carrying values that approximate fair value.
(3)Term deposits, government securities and corporate securities that are reported within marketable securities in the Consolidated Balance Sheet. The March 31, 2025 balance includes proceeds from the first-quarter 2025 debt issuances. See note 12, “Borrowings,” for additional information.
(4)Includes a $100 million seller financing loan in connection with the divestiture in the first-quarter 2024 of The Weather Company assets, reported within investments and sundry assets in the Consolidated Balance Sheet.
(5)The gross balances of derivative assets contained within prepaid expenses and other current assets, and investments and sundry assets in the Consolidated Balance Sheet at March 31, 2025 were $264 million and $125 million, respectively, and at December 31, 2024 were $575 million and $96 million, respectively.
(6)The gross balances of derivative liabilities contained within other accrued expenses and liabilities, and other liabilities in the Consolidated Balance Sheet at March 31, 2025 were $276 million and $332 million, respectively, and at December 31, 2024 were $262 million and $463 million, respectively.
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
Loans and Long-Term Receivables
Fair values are based on discounted future cash flows using current interest rates offered for similar loans to clients with similar credit ratings for the same remaining maturities. At March 31, 2025 and December 31, 2024, the difference between the carrying amount and estimated fair value for loans and long-term receivables was immaterial. If measured at fair value in the financial statements, these financial instruments would be classified as Level 3 in the fair value hierarchy.

Notes to Consolidated Financial Statements — (continued)
Long-Term Debt
Fair value of publicly traded long-term debt is based on quoted market prices for the identical liability when traded as an asset in an active market. For other long-term debt (including long-term finance lease liabilities) for which a quoted market price is not available, an expected present value technique that uses rates currently available to the company for debt with similar terms and remaining maturities is used to estimate fair value. The carrying amount of long-term debt was $56,371 million and $49,884 million, and the estimated fair value was $53,806 million and $47,389 million at March 31, 2025 and December 31, 2024, respectively. If measured at fair value in the financial statements, long-term debt (including the current portion) would be classified as Level 2 in the fair value hierarchy.
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
A summary of the components of the company’s financing receivables is presented as follows:

	Client Financing Receivables
	Client Loan and Installment Payment Receivables	Investment in Sales-Type and Direct Financing
			Commercial Financing Receivables
(Dollars in millions)			Held for	Held for
At March 31, 2025	(Loans)	Leases	Investment	Sale (1)	Total
Financing receivables, gross	$6,914	$3,225	$459	$588	$11,187
Unearned income	(540)	(327)	—	—	(868)
Unguaranteed residual value	—	466	—	—	466
Amortized cost	$6,374	$3,364	$459	$588	$10,785
Allowance for credit losses	(88)	(57)	(5)	—	(149)
Total financing receivables, net	$6,286	$3,307	$454	$588	$10,635
Current portion	$3,302	$1,372	$454	$588	$5,715
Noncurrent portion	$2,985	$1,935	$—	$—	$4,920

	Client Financing Receivables
	Client Loan and Installment Payment Receivables	Investment in Sales-Type and Direct Financing
			Commercial Financing Receivables
(Dollars in millions)			Held for	Held for
At December 31, 2024	(Loans)	Leases	Investment	Sale (1)	Total
Financing receivables, gross	$7,425	$3,406	$1,322	$900	$13,052
Unearned income	(547)	(344)	—	—	(891)
Unguaranteed residual value	—	479	—	—	479
Amortized cost	$6,878	$3,540	$1,322	$900	$12,639
Allowance for credit losses	(73)	(50)	(5)	—	(128)
Total financing receivables, net	$6,804	$3,491	$1,317	$900	$12,512
Current portion	$3,535	$1,408	$1,317	$900	$7,159
Noncurrent portion	$3,269	$2,083	$—	$—	$5,353

(1)The carrying value of the receivables classified as held for sale approximates fair value.

Notes to Consolidated Financial Statements — (continued)
The company has a long-standing practice of taking mitigation actions, in certain circumstances, to transfer credit risk to third parties. These actions may include credit insurance, financial guarantees, nonrecourse secured borrowings, true sales, or sales of equipment under operating lease. Sale of receivables arrangements are also utilized in the normal course of business as part of the company’s cash and liquidity management.
Financing receivables pledged as collateral for secured borrowings were $197 million and $213 million at March 31, 2025 and December 31, 2024, respectively. These borrowings are included in note 12, “Borrowings.”
Transfer of Financial Assets
Effective January 1, 2025, the company extended its existing agreement for a 26-month term with a third-party investor to sell up to $1.3 billion of IBM short-term commercial financing receivables on a revolving basis. In addition, the company enters into agreements with third-party financial institutions to sell certain of its client financing receivables, including both loan and lease receivables, for cash proceeds. There were no material client financing receivables transferred for the three months ended March 31, 2025 and 2024.
The following table presents the total amount of commercial financing receivables transferred.

(Dollars in millions)
For the three months ended March 31:	2025	2024
Commercial financing receivables:
Receivables transferred during the period	$1,942	$1,802
Receivables uncollected at end of period (1)	$680	$655

(1)Of the total amount of commercial financing receivables sold and derecognized from the Consolidated Balance Sheet, the amounts presented remained uncollected from business partners as of March 31, 2025 and 2024.
The transfer of these receivables qualified as true sales and therefore reduced financing receivables. The cash proceeds from the sales are included in cash flows from operating activities. For the three months ended March 31, 2025 and 2024, the net loss, including fees, associated with the transfer of commercial financing receivables was $12 million and $15 million, respectively, and is included in other (income) and expense in the Consolidated Income Statement. For the company’s policy on determining treatment for transfer of financial assets, refer to note A, “Significant Accounting Policies,” in the company’s 2024 Annual Report.
Financing Receivables by Portfolio Segment
The following tables present the amortized cost basis for client financing receivables at March 31, 2025 and December 31, 2024, further segmented by three classes: Americas, Europe/Middle East/Africa (EMEA) and Asia Pacific. The commercial financing receivables portfolio segment is excluded from the tables in the sections below as the receivables are short term in nature and the current estimated risk of loss and resulting impact to the company’s financial results are not material.

(Dollars in millions)
At March 31, 2025:	Americas	EMEA	Asia Pacific	Total
Amortized cost	$5,376	$2,975	$1,387	$9,738
Allowance for credit losses:
Beginning balance at January 1, 2025	$69	$45	$9	$123
Write-offs	$0	$0	$—	$0
Recoveries	0	0	0	0
Additions/(releases)	7	10	2	19
Other (1)	2	1	0	3
Ending balance at March 31, 2025	$78	$56	$11	$144

(1)Primarily represents translation adjustments.

Notes to Consolidated Financial Statements — (continued)

(Dollars in millions)
At December 31, 2024:	Americas	EMEA	Asia Pacific	Total
Amortized cost	$5,861	$3,128	$1,429	$10,418
Allowance for credit losses:
Beginning balance at January 1, 2024	$92	$48	$11	$150
Write-offs	$(2)	$(1)	$0	$(3)
Recoveries	1	0	0	1
Additions/(releases)	(10)	0	(2)	(12)
Other (1)	(11)	(2)	0	(14)
Ending balance at December 31, 2024	$69	$45	$9	$123

(1)Primarily represents translation adjustments.
When determining the allowances, financing receivables are evaluated either on an individual or a collective basis. For the company’s policy on determining allowances for credit losses, refer to note A, “Significant Accounting Policies,” in the company’s 2024 Annual Report.
Past Due Financing Receivables
The company summarizes information about the amortized cost basis for client financing receivables, including amortized cost aged over 90 days and still accruing, billed invoices aged over 90 days and still accruing, and amortized cost not accruing.

(Dollars in millions)	Total Amortized Cost	Amortized Cost > 90 Days (1)	Amortized Cost > 90 Days and Accruing (1)	Billed Invoices > 90 Days and Accruing	Amortized Cost Not Accruing (2)
At March 31, 2025:
Americas	$5,376	$70	$10	$1	$63
EMEA	2,975	29	1	0	30
Asia Pacific	1,387	7	0	0	7
Total client financing receivables	$9,738	$107	$11	$1	$100

(Dollars in millions)	Total Amortized Cost	Amortized Cost > 90 Days (1)	Amortized Cost > 90 Days and Accruing (1)	Billed Invoices > 90 Days and Accruing	Amortized Cost Not Accruing (2)
At December 31, 2024:
Americas	$5,861	$66	$7	$1	$62
EMEA	3,128	29	1	0	28
Asia Pacific	1,429	8	0	0	7
Total client financing receivables	$10,418	$103	$8	$1	$97

(1)At a contract level, which includes total billed and unbilled amounts for financing receivables aged greater than 90 days.
(2)Of the amortized cost not accruing, there was a related allowance of $96 million and $94 million at March 31, 2025 and December 31, 2024, respectively. Financing income recognized on these receivables was immaterial for the three months ended March 31, 2025 and 2024, respectively.
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

Notes to Consolidated Financial Statements — (continued)
The following tables present the amortized cost basis for client financing receivables by credit quality indicator at March 31, 2025 and December 31, 2024, respectively. Receivables with a credit quality indicator ranging from Aaa to Baa3 are considered investment grade. All others are considered non-investment grade. The credit quality indicators reflect mitigating credit enhancement actions taken by customers which reduce the risk to IBM. Gross write-offs by vintage year at March 31, 2025 and December 31, 2024 were not material.

(Dollars in millions)	Americas		EMEA		Asia Pacific
At March 31, 2025:	Aaa – Baa3	Ba1 – C	Aaa – Baa3	Ba1 – C	Aaa – Baa3	Ba1 – C
Vintage year:
2025	$504	$99	$183	$67	$135	$36
2024	1,700	431	961	541	499	70
2023	1,111	332	300	225	257	15
2022	815	94	319	164	233	23
2021	165	16	100	19	56	4
2020 and prior	50	60	48	48	44	15
Total	$4,344	$1,032	$1,912	$1,063	$1,225	$162

(Dollars in millions)	Americas		EMEA		Asia Pacific
At December 31, 2024:	Aaa – Baa3	Ba1 – C	Aaa – Baa3	Ba1 – C	Aaa – Baa3	Ba1 – C
Vintage year:
2024	$2,080	$621	$1,145	$514	$616	$77
2023	1,372	310	341	258	285	19
2022	950	113	408	194	254	26
2021	233	24	125	27	69	5
2020	43	17	29	15	36	8
2019 and prior	53	44	37	35	26	7
Total	$4,732	$1,129	$2,085	$1,043	$1,287	$142
Modifications
The company did not have any significant modifications due to clients experiencing financial difficulty during the three months ended March 31, 2025 or for the year ended December 31, 2024.
10. Leases:
Accounting for Leases as a Lessor
The following table presents amounts included in the Consolidated Income Statement related to lessor activity.

(Dollars in millions)
For the three months ended March 31:	2025	2024
Lease income — sales-type and direct financing leases:
Sales-type lease selling price	$70	$113
Less: Carrying value of underlying assets (1)	(30)	(28)
Gross profit	$41	$85
Interest income on lease receivables	61	69
Total sales-type and direct financing lease income	$101	$154
Lease income — operating leases	11	18
Variable lease income	12	20
Total lease income	$124	$192

(1)Excludes unguaranteed residual value.

Notes to Consolidated Financial Statements — (continued)
11. Intangible Assets Including Goodwill:
Intangible Assets
The following tables present the company's intangible asset balances by major asset class.

	At March 31, 2025
(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount (1)
Intangible asset class:
Capitalized software	$1,247	$(409)	$838
Client relationships	10,993	(4,695)	6,298
Completed technology	7,128	(3,391)	3,737
Patents/trademarks	1,968	(556)	1,412
Other (2)	139	(33)	106
Total	$21,475	$(9,084)	$12,392

	At December 31, 2024
(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount (1)
Intangible asset class:
Capitalized software	$1,282	$(492)	$790
Client relationships	9,704	(4,387)	5,317
Completed technology	6,297	(3,164)	3,132
Patents/trademarks	1,826	(519)	1,307
Other (2)	138	(24)	114
Total	$19,247	$(8,587)	$10,660

(1)Amounts as of March 31, 2025 and December 31, 2024 include an increase in the net intangible asset balance of $63 million and a decrease in the net intangible asset balance of $126 million, respectively, due to foreign currency translation.
(2)Other intangibles are primarily acquired proprietary and non-proprietary technology licenses, data, business processes, methodologies and systems.
The net carrying amount of intangible assets increased $1,731 million during the first three months of 2025, primarily due to additions of acquired intangibles from business combinations of $2,085 million, driven by the acquisition of HashiCorp in the current quarter, and additions of capitalized software, partially offset by intangible asset amortization. The aggregate intangible asset amortization expense was $641 million and $598 million for the three months ended March 31, 2025 and 2024, respectively. During the three months ended March 31, 2025, the company retired $221 million of fully amortized intangible assets, impacting both the gross carrying amount and accumulated amortization by this amount.
The future amortization expense relating to intangible assets currently recorded in the Consolidated Balance Sheet was estimated to be the following at March 31, 2025:

(Dollars in millions)	Capitalized Software	Acquired Intangibles	Total
Remainder of 2025	$340	$1,665	$2,005
2026	320	2,178	2,498
2027	163	2,135	2,299
2028	15	1,835	1,850
2029	0	1,181	1,181
Thereafter	—	2,559	2,559

Notes to Consolidated Financial Statements — (continued)
Goodwill
The changes in the goodwill balances by segment for the three months ended March 31, 2025 and for the year ended December 31, 2024 were as follows:

(Dollars in millions)	Balance	Goodwill Additions	Purchase Price Adjustments		Foreign Currency Translation and Other Adjustments (1)	Balance
Segment	1/1/2025			Divestitures		3/31/2025
Software	$47,136	$4,531	$11	$—	$257	$51,935
Consulting	9,206	487	(3)	—	71	9,760
Infrastructure	4,363	—	0	0	8	4,371
Other	—	—	—	—	—	—
Total	$60,706	$5,018	$7	$0	$335	$66,065

(Dollars in millions)	Balance	Goodwill Additions	Purchase Price Adjustments		Foreign Currency Translation and Other Adjustments (1)	Balance
Segment	1/1/2024			Divestitures		12/31/2024
Software	$46,447	$1,511	$(51)	$—	$(770)	$47,136
Consulting	8,883	469	(3)	(1)	(142)	9,206
Infrastructure	4,384	8	(1)	—	(28)	4,363
Other (2)	464	—	—	(464)	—	—
Total	$60,178	$1,987	$(55)	$(465)	$(940)	$60,706

(1)Primarily driven by foreign currency translation.
(2)In the first quarter of 2024, the company derecognized goodwill related to the divestiture of The Weather Company assets.
Goodwill additions recorded in the three months ended March 31, 2025 were primarily driven by the acquisition of HashiCorp. Refer to note 5, “Acquisitions & Divestitures,” for additional information.
There were no goodwill impairment losses recorded during the three months ended March 31, 2025 or the year ended December 31, 2024 and the company has no accumulated impairment losses. Purchase price adjustments recorded during the three months ended March 31, 2025 and the year ended December 31, 2024 were related to acquisitions that were still subject to the measurement period that ends at the earlier of 12 months from the acquisition date or when information becomes available. Net purchase price adjustments recorded in the three months ended March 31, 2025 and the year ended December 31, 2024 were not material.
12. Borrowings:
Short-Term Debt
The company's total short-term debt at March 31, 2025 and December 31, 2024 was $6,913 million and $5,089 million, respectively, and primarily consisted of current maturities of long-term debt detailed in “Long-Term Debt” below.

Notes to Consolidated Financial Statements — (continued)
Long-Term Debt
Pre-Swap Borrowing

		Balance	Balance
(Dollars in millions)	Maturities	3/31/2025	12/31/2024
U.S. dollar debt (weighted-average interest rate at March 31, 2025): (1)
5.1%	2025	$1,600	$1,601
3.7%	2026	5,800	5,800
3.3%	2027	4,119	4,119
4.8%	2028	2,313	1,313
3.6%	2029	3,752	3,750
3.2%	2030	2,356	1,350
4.8%	2031	500	500
4.6%	2032	2,700	1,850
4.8%	2033	750	750
4.9%	2034	1,000	1,000
5.2%	2035	900	—
8.0%	2038	83	83
4.5%	2039	2,745	2,745
2.9%	2040	650	650
4.0%	2042	1,107	1,107
5.3%	2044	1,000	1,000
7.0%	2045	27	27
4.7%	2046	650	650
4.3%	2049	3,000	3,000
3.0%	2050	750	750
4.2%	2052	1,400	1,400
5.1%	2053	650	650
5.3%	2054	1,400	1,400
5.7%	2055	1,000	—
7.1%	2096	316	316
		$40,569	$35,813
Euro debt (weighted-average interest rate at March 31, 2025): (1)
1.9%	2025	$2,160	$3,106
2.3%	2027	2,160	2,071
0.7%	2028	1,944	1,863
1.5%	2029	1,080	1,035
1.7%	2030	1,890	1,035
2.7%	2031	2,701	2,588
0.7%	2032	1,728	1,656
3.2%	2033	1,188	—
1.3%	2034	1,080	1,035
3.8%	2035	1,080	1,035
3.5%	2037	972	—
1.2%	2040	918	880
4.0%	2043	1,080	1,035
3.8%	2045	810	—
		$20,794	$17,340
Other currencies (weighted-average interest rate at March 31, 2025): (1)
Pound sterling (4.9%)	2038	$968	$939
Japanese yen (0.9%)	2026–2028	849	808
Other (13.8%)	2025–2027	189	212
		$63,369	$55,111
Finance lease obligations (4.9% weighted-average interest rate at March 31, 2025)	2025–2034	1,031	1,000
		$64,400	$56,112
Less: net unamortized discount		829	824
Less: net unamortized debt issuance costs		198	168
Add: fair value adjustment (2)		(90)	(176)
		$63,283	$54,943
Less: current maturities		6,912	5,059
Total		$56,371	$49,884

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
In the first quarter of 2024, IBM International Capital Pte. Ltd (IIC), a wholly owned finance subsidiary of the company, issued $5.5 billion of U.S. dollar fixed-rate notes (IIC Notes) in tranches with maturities ranging from 2 to 30 years and coupons ranging from 4.6 to 5.3 percent. IIC is a 100 percent owned finance subsidiary of IBM, as described by the SEC in Rule 13-01(a)(4)(vi) of Regulation S-X, the primary purpose of which is to borrow money to be made available for the benefit of IBM and its affiliates. The IIC Notes are fully and unconditionally guaranteed by IBM, and no other subsidiary of IBM guarantees the IIC Notes.

On February 10, 2025, the company issued $3.6 billion of Euro fixed-rate notes in tranches with maturities ranging from 5 to 20 years and coupons ranging from 2.9 to 3.8 percent; and $4.75 billion of U.S. dollar fixed-rate notes in tranches with maturities ranging from 3 to 30 years and coupons ranging from 4.65 to 5.7 percent.

Pre-swap annual contractual obligations of long-term debt outstanding at March 31, 2025, were as follows:

(Dollars in millions)	Total
Remainder of 2025	$4,033
2026	6,336
2027	6,462
2028	4,986
2029	4,985
Thereafter	37,598
Total	$64,400
Interest on Debt

(Dollars in millions)
For the three months ended March 31:	2025	2024
Cost of financing	$87	$85
Interest expense	455	432
Interest capitalized	2	2
Total interest paid and accrued	$544	$519
Lines of Credit
The company has a $2.5 billion Three-Year Credit Agreement and a $7.5 billion Five-Year Credit Agreement (the Credit Agreements) with maturity dates of June 20, 2027 and June 22, 2029, respectively. The Credit Agreements permit the company and its subsidiary borrowers to borrow up to $10 billion on a revolving basis. At March 31, 2025, there were no borrowings by the company, or its subsidiaries, under these credit facilities.

Notes to Consolidated Financial Statements — (continued)

13. Commitments:
The company’s extended lines of credit to third-party entities include unused amounts of $1.9 billion and $1.6 billion at March 31, 2025 and December 31, 2024, respectively. A portion of these amounts was available to the company’s business partners to support their working capital needs. In addition, the company has committed to provide future financing to its clients in connection with client purchase agreements for $2.1 billion and $2.2 billion at March 31, 2025 and December 31, 2024, respectively. The company collectively evaluates the allowance for these arrangements using a provision methodology consistent with the portfolio of the commitments. Refer to note A, “Significant Accounting Policies,” in the company’s 2024 Annual Report for additional information. The allowance for these commitments is recorded in other liabilities in the Consolidated Balance Sheet and was not material at March 31, 2025.
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
In addition, the company guarantees certain loans and financial commitments. The maximum potential future payment under these financial guarantees and the fair value of these guarantees recognized in the Consolidated Balance Sheet at March 31, 2025 and December 31, 2024 was not material.
Changes in the company’s warranty liability for standard warranties, which are included in other accrued expenses and liabilities and other liabilities in the Consolidated Balance Sheet, are presented in the following table. The company's extended warranty liability, which is included in deferred income in the Consolidated Balance Sheet, was not material for the periods presented.
Standard Warranty Liability

(Dollars in millions)	2025	2024
Balance at January 1	$76	$65
Current-period accruals	16	17
Accrual adjustments to reflect actual experience	14	7
Charges incurred	(21)	(20)
Balance at March 31	$85	$69

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
The company records a provision with respect to a claim, suit, investigation or proceeding when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Any recorded liabilities, including any changes to such liabilities for the quarter ended March 31, 2025 were not material to the Consolidated Financial Statements.
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
On June 2, 2022, a putative class action lawsuit was filed in the United States District Court for the Southern District of New York alleging that the IBM Pension Plan miscalculated certain joint and survivor annuity pension benefits by using outdated actuarial tables in violation of the Employee Retirement Income Security Act of 1974. IBM, the Plan Administrator Committee, and the IBM Pension Plan are named as defendants. On April 4, 2024, the court dismissed the lawsuit with prejudice. On April 3, 2025, the Second Circuit vacated and remanded the district court’s decision to allow for discovery on statute of limitations.
As disclosed in the Kyndryl Form 10 and subsequent Kyndryl public filings, in 2017, BMC Software, Inc. (BMC) filed suit against IBM in the United States District Court for the Southern District of Texas in a dispute involving IBM’s former managed infrastructure services business. On May 30, 2022, the trial court awarded BMC $718 million in direct damages and $718 million in punitive damages, plus interest and fees. On April 30, 2024, the United States Court of Appeals for the Fifth Circuit reversed and rendered the district court’s judgment in IBM’s favor. No material liability or related indemnification was recorded by IBM. On March 10, 2025, the United States Supreme Court denied BMC’s petition for certiorari.
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

Notes to Consolidated Financial Statements — (continued)
15. Equity Activity:
Reclassifications and Taxes Related to Items of Other Comprehensive Income

(Dollars in millions)	Before Tax Amount	Tax (Expense)/ Benefit	Net of Tax Amount
For the three months ended March 31, 2025:
Other comprehensive income/(loss):
Foreign currency translation adjustments	$(343)	$203	$(139)
Net changes related to available-for-sale securities:
Unrealized gains/(losses) arising during the period	$8	$(2)	$6
Reclassification of (gains)/losses to other (income) and expense	—	—	—
Total net changes related to available-for-sale securities	$8	$(2)	$6
Unrealized gains/(losses) on cash flow hedges:
Unrealized gains/(losses) arising during the period	$(58)	$16	$(42)
Reclassification of (gains)/losses to:
Cost of services	2	0	2
Cost of sales	(8)	2	(5)
Cost of financing	1	0	1
SG&A expense	(3)	1	(2)
Other (income) and expense	(322)	81	(241)
Interest expense	6	(2)	5
Total unrealized gains/(losses) on cash flow hedges	$(382)	$98	$(283)
Retirement-related benefit plans: (1)
Prior service costs/(credits)	$0	$0	$0
Net (losses)/gains arising during the period	0	0	0
Curtailments and settlements	2	0	2
Amortization of prior service costs/(credits)	(2)	1	(1)
Amortization of net (gains)/losses	151	(41)	111
Total retirement-related benefit plans	$151	$(40)	$111
Other comprehensive income/(loss)	$(566)	$259	$(306)

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

Notes to Consolidated Financial Statements — (continued)
Accumulated Other Comprehensive Income/(Loss) (net of tax)

(Dollars in millions)	Foreign Currency Translation Adjustments (1)	Net Unrealized Gains/(Losses) on Available- For-Sale Securities	Net Unrealized Gains/(Losses) on Cash Flow Hedges	Net Change Retirement- Related Benefit Plans	Accumulated Other Comprehensive Income/ (Loss)
January 1, 2025	$(3,512)	$0	$237	$(11,994)	$(15,269)
Other comprehensive income before reclassifications	(139)	6	(42)	0	(176)
Amount reclassified from accumulated other comprehensive income	—	—	(241)	111	(130)
Total change for the period	$(139)	$6	$(283)	$111	$(306)
March 31, 2025	$(3,651)	$6	$(46)	$(11,884)	$(15,575)

(Dollars in millions)	Foreign Currency Translation Adjustments (1)	Net Unrealized Gains/(Losses) on Available- For-Sale Securities	Net Unrealized Gains/(Losses) on Cash Flow Hedges	Net Change Retirement- Related Benefit Plans	Accumulated Other Comprehensive Income/ (Loss)
January 1, 2024	$(3,488)	$(1)	$(106)	$(15,165)	$(18,761)
Other comprehensive income before reclassifications	(99)	0	129	0	30
Amount reclassified from accumulated other comprehensive income	—	—	54	189	243
Total change for the period	$(99)	$0	$183	$189	$273
March 31, 2024	$(3,588)	$(1)	$76	$(14,976)	$(18,488)

(1)Foreign currency translation adjustments are presented gross except for any associated hedges which are presented net of tax.
16. Derivative Financial Instruments:
The company operates in multiple functional currencies and is a significant lender and borrower in the global markets. In the normal course of business, the company is exposed to the impact of interest rate changes and foreign currency fluctuations, and to a lesser extent equity risk. The company limits these risks by following established risk management policies and procedures, including the use of derivatives, and, where cost effective, financing with debt in the currencies in which assets are denominated. For interest rate exposures, derivatives are used to better align rate movements between the interest rates associated with the company’s lease and other financial assets and the interest rates associated with its financing debt. Derivatives are also used to manage the related cost of debt. For foreign currency exposures, derivatives are used to better manage the cash flow volatility arising from foreign exchange rate fluctuations.
In the Consolidated Balance Sheet, the company does not offset derivative assets against liabilities in master netting arrangements nor does it offset receivables or payables recognized upon payment or receipt of cash collateral against the fair values of the related derivative instruments. The amount recognized in other accounts receivables for the right to reclaim cash collateral was $4 million and $29 million at March 31, 2025 and December 31, 2024, respectively. At March 31, 2025, there was no amount recognized in accounts payable for the obligation to return cash collateral. At December 31, 2024, the amount recognized in accounts payable for such obligation was $3 million. The company restricts the use of cash collateral received to rehypothecation, and therefore reports it in restricted cash in the Consolidated Balance Sheet. At March 31, 2025, there was no amount rehypothecated. At December 31, 2024, the rehypothecated amount was $3 million. Additionally, if derivative exposures covered by a qualifying master netting agreement had been netted in the Consolidated Balance Sheet at March 31, 2025 and December 31, 2024, the total derivative asset and liability positions each would have been reduced by $296 million and $352 million, respectively.

Notes to Consolidated Financial Statements — (continued)
On July 1, 2024, the company completed the acquisition of StreamSets and webMethods from Software AG. Prior to the acquisition, beginning in December 2023, the company entered into foreign currency derivative contracts which were accounted for as non-hedge derivatives and expired by June 28, 2024. For the three months ended March 31, 2024, the company recorded an unrealized loss of $50 million in other (income) and expense in the Consolidated Income Statement. There were no associated derivatives outstanding at March 31, 2025 and December 31, 2024.
In its hedging programs, the company may use forward contracts, futures contracts, interest-rate swaps, cross-currency swaps, equity swaps, and options depending upon the underlying exposure. The company is not a party to leveraged derivative instruments.
A brief description of the major hedging programs, categorized by underlying risk, follows.
Interest Rate Risk
Fixed and Variable Rate Borrowings
The company issues debt in the global capital markets to fund its operations and financing business. Access to cost-effective financing can result in interest rate mismatches with the underlying assets. To manage these mismatches and to reduce overall interest cost, the company may use interest-rate swaps to convert specific fixed-rate debt issuances into variable-rate debt (i.e., fair value hedges) and to convert specific variable-rate debt issuances into fixed-rate debt (i.e., cash flow hedges). At both March 31, 2025 and December 31, 2024, the total notional amount of the company’s interest-rate swaps was $6.7 billion. The weighted-average remaining maturity of these instruments at March 31, 2025 and December 31, 2024 was approximately 4.2 years and 4.5 years, respectively. These interest-rate contracts were accounted for as fair value hedges. The company did not have any cash flow hedges relating to this program outstanding at March 31, 2025 and December 31, 2024.
Foreign Exchange Risk
Long-Term Investments in Foreign Subsidiaries (Net Investment)
A large portion of the company’s foreign currency denominated debt portfolio is designated as a hedge of net investment in major foreign subsidiaries to reduce the volatility in stockholders’ equity caused by changes in foreign currency exchange rates in the subsidiaries' functional currency with respect to the U.S. dollar. At March 31, 2025 and December 31, 2024, the carrying value of debt designated as hedging instruments was $15.2 billion and $14.0 billion, respectively. The company also uses foreign currency derivatives, which may include forward contracts, long-term cross currency swaps, and options, for this risk management purpose. At March 31, 2025 and December 31, 2024, the total notional amount of derivative instruments designated as net investment hedges was $7.2 billion and $6.2 billion, respectively. At both March 31, 2025 and December 31, 2024, the weighted-average remaining maturity of these instruments was approximately 0.8 years.
Anticipated Royalties and Cost Transactions
The company’s operations generate significant nonfunctional currency, third-party vendor payments and intercompany payments for royalties and goods and services among the company’s non-U.S. subsidiaries and with the company. In anticipation of these foreign currency cash flows and in view of the volatility of the currency markets, the company selectively employs foreign exchange forward contracts to manage its currency risk. These forward contracts are accounted for as cash flow hedges. At March 31, 2025, the maximum remaining length of time over which the company hedged its exposure is approximately two years. At March 31, 2025 and December 31, 2024, the total notional amount of forward contracts designated as cash flow hedges of forecasted royalty and cost transactions was $10.4 billion and $9.7 billion, respectively. At March 31, 2025 and December 31, 2024, the weighted-average remaining maturity of these instruments was approximately 0.5 years and 0.6 years, respectively.

Notes to Consolidated Financial Statements — (continued)
At March 31, 2025 and December 31, 2024, in connection with cash flow hedges of anticipated royalties and cost transactions, there were unrealized net gains (before taxes) of $100 million and $415 million, respectively, deferred in AOCI. The company estimates that $44 million of the deferred net gains (before taxes) on derivatives in AOCI at March 31, 2025 will be reclassified to net income within the next 12 months, providing an offsetting economic impact against the underlying anticipated transactions.
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
At March 31, 2025, the maximum length of time remaining over which the company hedged its exposure was approximately six years. At March 31, 2025 and December 31, 2024, the total notional amount of derivative instruments designated as cash flow hedges of foreign-currency denominated debt was $7.0 billion and $5.0 billion, respectively.
At March 31, 2025 and December 31, 2024, in connection with forward contracts, there were unrealized net gains (before taxes) of $10 million and $84 million, respectively, deferred in AOCI. Approximately $104 million of losses (before taxes) related to the initial forward points excluded from the assessment of hedge effectiveness is expected to be amortized to other (income) and expense within the next 12 months.
Subsidiary Cash and Foreign Currency Asset/Liability Management
The company uses its Global Treasury Centers to manage the cash of its subsidiaries. These centers principally use currency swaps to convert cash flows in a cost-effective manner. In addition, the company uses forward contracts to economically hedge, on a net basis, the foreign currency exposure of a portion of the company’s nonfunctional currency assets and liabilities. The terms of these forward and swap contracts are generally less than one year. The changes in the fair values of these contracts and of the underlying hedged exposures are generally offsetting and are recorded in other (income) and expense in the Consolidated Income Statement. At March 31, 2025 and December 31, 2024, the total notional amount of derivative instruments in economic hedges of foreign currency exposure was $6.3 billion and $7.4 billion, respectively.
Equity Risk Management
The company is exposed to market price changes in certain broad market indices and in the company’s own stock primarily related to certain obligations to employees. Changes in the overall value of these employee compensation obligations are recorded in SG&A expense in the Consolidated Income Statement. Although not designated as accounting hedges, the company utilizes derivatives, including equity swaps and futures, to economically hedge the exposures related to its employee compensation obligations. The derivatives are linked to the total return on certain broad market indices or the total return on the company’s common stock, and are recorded at fair value with gains or losses also reported in SG&A expense in the Consolidated Income Statement. At March 31, 2025 and December 31, 2024, the total notional amount of derivative instruments in economic hedges of these compensation obligations was $1.3 billion and $1.5 billion, respectively.

Notes to Consolidated Financial Statements — (continued)
Cumulative Basis Adjustments for Fair Value Hedges
At March 31, 2025 and December 31, 2024, the following amounts were recorded in the Consolidated Balance Sheet related to cumulative basis adjustments for fair value hedges:

(Dollars in millions)	March 31, 2025	December 31, 2024
Short-term debt:
Carrying amount of the hedged item	$(9)	$(13)
Cumulative hedging adjustments included in the carrying amount — assets/(liabilities)	$(9)	$(13)
Long-term debt:
Carrying amount of the hedged item	$(6,589)	$(6,497)
Cumulative hedging adjustments included in the carrying amount — assets/(liabilities) (1)	$99	$190

(1)Includes ($144) million and ($155) million of hedging adjustments on discontinued hedging relationships at March 31, 2025 and December 31, 2024, respectively.
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

(Dollars in millions)	Total		Gains/(Losses) of Total Hedge Activity
For the three months ended March 31:	2025	2024	2025	2024
Cost of services	$5,002	$5,239	$(2)	$4
Cost of sales	$1,404	$1,381	$8	$12
Cost of financing	$104	$99	$0	$(3)
SG&A expense	$4,886	$4,974	$(31)	$74
Other (income) and expense	$(165)	$(317)	$442	$(287)
Interest expense	$455	$432	$2	$(15)

	Gain (Loss) Recognized in Consolidated Income Statement
(Dollars in millions)	Consolidated Income Statement Line Item	Recognized on Derivatives		Attributable to Risk Being Hedged (1)
For the three months ended March 31:		2025	2024	2025	2024
Derivative instruments in fair value hedges: (2)
Interest rate contracts	Cost of financing	$11	$(27)	$(14)	$22
	Interest expense	59	(138)	(72)	110
Derivative instruments not designated as hedging instruments:
Foreign exchange contracts	Other (income) and expense	120	(207)	N/A	N/A
Equity contracts	SG&A expense	(34)	71	N/A	N/A
Total		$156	$(302)	$(86)	$131

(1)The amount includes basis adjustments to the carrying value of the hedged item recorded during the period and amortization of basis adjustments recorded on de-designated hedging relationships during the period.
(2)The amount includes changes in clean fair values of the derivative instruments in fair value hedging relationships and the periodic accrual for coupon payments required under these derivative contracts.
N/A - not applicable

Notes to Consolidated Financial Statements — (continued)

	Gain (Loss) Recognized in Consolidated Income Statement and Other Comprehensive Income
	Recognized in OCI		Consolidated Income Statement Line Item	Reclassified from AOCI		Amounts Excluded from Effectiveness Testing (1)
(Dollars in millions)
For the three months ended March 31:	2025	2024		2025	2024	2025	2024
Derivative instruments in cash flow hedges:
Interest rate contracts	$—	$—	Cost of financing	$(1)	$(1)	N/A	N/A
			Interest expense	(3)	(4)	N/A	N/A
Foreign exchange contracts
Amount included in the assessment of effectiveness	42	166	Cost of services	(2)	4	N/A	N/A
			Cost of sales	8	12	N/A	N/A
			Cost of financing	(1)	(1)	N/A	N/A
			SG&A expense	3	3	N/A	N/A
			Other (income) and expense	348	(61)	N/A	N/A
			Interest expense	(3)	(5)	N/A	N/A
Amount excluded from the assessment of effectiveness	(101)	10	Other (income) and expense	N/A	N/A	(26)	(18)
Instruments in net investment hedges: (2)
Foreign exchange contracts
Amount included in the assessment of effectiveness	(820)	612		—	—	N/A	N/A
Amount excluded from the assessment of effectiveness	12	—	Cost of financing	N/A	N/A	4	4
			Interest expense	N/A	N/A	22	22
Total	$(867)	$787		$350	$(52)	$0	$8

(1)Amounts excluded from effectiveness testing for both net investment hedges and cash flow hedges of foreign currency debt are amortized to net income on a straight-line basis over the life of the relevant hedging instrument.
(2)Instruments in net investment hedges include derivative and non-derivative instruments with the amounts recognized in OCI providing an offset to the translation of foreign subsidiaries.
N/A - not applicable
For the three months ended March 31, 2025 and 2024, there were no material gains or losses associated with an underlying exposure that did not or was not expected to occur (for cash flow hedges); nor are there any anticipated in the normal course of business.

Notes to Consolidated Financial Statements — (continued)
17. Stock-Based Compensation:
Stock-based compensation cost for stock awards and stock options is measured at grant date, based on the fair value of the award, and is recognized over the employee requisite service period. The following table presents total stock-based compensation cost included in income from continuing operations.

(Dollars in millions)
For the three months ended March 31:	2025	2024
Cost	$65	$56
Selling, general and administrative	217	171
Research and development	119	93
Pre-tax stock-based compensation cost	$401	$320
Income tax benefits	(194)	(120)
Total net stock-based compensation cost	$207	$200
Pre-tax stock-based compensation cost for the three months ended March 31, 2025 increased $81 million compared to the corresponding period in the prior year due to increases in restricted stock units ($52 million), performance share units ($21 million) and stock options ($7 million). The increases were primarily driven by stock-based compensation awards granted by the company as part of its annual cycles for executives and other employees.
Total unrecognized compensation cost related to non-vested awards at March 31, 2025 was $2.5 billion and is expected to be recognized over a weighted-average period of approximately 2.6 years.
18. Retirement-Related Benefits:
The company offers defined benefit (DB) pension plans, defined contribution (DC) plans, as well as nonpension postretirement plans primarily consisting of retiree medical benefits.
The following table provides the pre-tax cost for all retirement-related plans.

			Yr.-to-Yr.
(Dollars in millions)			Percent
For the three months ended March 31:	2025	2024	Change
Retirement-related plans — cost:
Defined benefit pension and defined contribution plans — cost	$233	$323	(27.7)%
Nonpension postretirement plans — cost	32	30	6.2
Total	$266	$353	(24.8)%

Notes to Consolidated Financial Statements — (continued)
Cost/(Income) of Retirement Plans

The following table provides the components of the cost/(income) for the company’s retirement-related benefit plans.

(Dollars in millions)	U.S. Plans		Non-U.S. Plans
For the three months ended March 31:	2025	2024	2025	2024
Service cost	$88	$98	$41	$44
Interest cost (1)	187	254	251	267
Expected return on plan assets (1)	(268)	(340)	(345)	(389)
Amortization of prior service costs/(credits) (1)	—	—	5	5
Recognized actuarial losses (1)	70	129	81	130
Curtailments and settlements (1)	—	—	2	2
Multi-employer plans	—	—	3	4
Other costs/(credits) (1)	—	—	8	8
Total net periodic pension (income)/cost of defined benefit plans	$77	$140	$47	$72
Cost of defined contribution plans	14	12	96	99
Total defined benefit pension and defined contribution plans cost recognized in the Consolidated Income Statement	$90	$152	$143	$171

(1)These components of net periodic pension cost are included in other (income) and expense in the Consolidated Income Statement.

Cost of Nonpension Postretirement Plans
The following table provides the components of the cost for the company’s nonpension postretirement plans.

(Dollars in millions)	U.S. Plan		Non-U.S. Plans
For the three months ended March 31:	2025	2024	2025	2024
Service cost	$0	$1	$0	$1
Interest cost (1)	28	27	10	11
Expected return on plan assets (1)	—	—	0	0
Amortization of prior service costs/(credits) (1)	(7)	(7)	0	0
Recognized actuarial losses (1)	—	—	0	0
Curtailments and settlements (1)	—	—	—	—
Total nonpension postretirement plans cost recognized in the Consolidated Income Statement	$22	$20	$11	$11

(1)These components of net periodic pension cost are included in other (income) and expense in the Consolidated Income Statement.

Notes to Consolidated Financial Statements — (continued)
Plan Contributions
The company does not anticipate any significant changes to the expected plan contributions in 2025 from the amounts disclosed in the 2024 Annual Report. The table below includes contributions to the following plans:

(Dollars in millions)	Plan Contributions
For the three months ended March 31:	2025	2024
U.S. nonpension postretirement benefit plan	$70	$89
Non-U.S. DB and multi-employer plans (1)	1	14
Total plan contributions	$70	$103

(1)Amounts reported net of refunds.
The U.S. nonpension postretirement benefit plan contributions in the table above were made in U.S. Treasury Securities. Additionally, during the three months ended March 31, 2025 and 2024, contributions of $215 million and $210 million, respectively, were made to the Active Medical Trust in U.S. Treasury securities. Contributions made with U.S. Treasury securities are considered a non-cash transaction.
19. Subsequent Events:
The company has evaluated subsequent events through the filing of this quarterly report on Form 10-Q and determined that there have been no events, other than what has been disclosed in the notes above, that would require adjustments to its disclosures in the consolidated financial statements.

Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
FOR THE THREE MONTHS ENDED MARCH 31, 2025
Snapshot
Organization of Information:
In the first quarter of 2025, we made changes to the reported revenue categories within our Software and Consulting reportable segments. These changes did not impact our Consolidated Financial Statements or our reportable segments. The revenue categories are reported on a comparable basis for all periods. Refer to note 3, “Revenue Recognition,” for additional information.
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
Operating (non-GAAP) Earnings:
In an effort to provide better transparency into the operational results of the business, supplementally, management separates business results into operating and non-operating categories. Operating earnings from continuing operations is a non-GAAP measure that excludes the effects of certain acquisition-related charges and intangible asset amortization, expense resulting from basis differences on equity method investments, retirement-related costs and their related tax impacts. Due to the unique, non-recurring nature of the enactment of the U.S. Tax Cuts and Jobs Act (U.S. tax reform), management characterizes the one-time provisional charge recorded in the fourth quarter of 2017 and adjustments to that charge as non-operating. Adjustments primarily include true-ups, accounting elections and any changes to regulations, laws or audit adjustments that affect the recorded one-time charge. For acquisitions, operating (non-GAAP) earnings exclude the amortization of acquired intangible assets and acquisition-related charges such as in-process research and development, transaction costs, applicable retention, restructuring and related expenses, tax charges related to acquisition integration and pre-closing charges, such as financing costs. These charges are excluded as they may be inconsistent in amount and timing from period to period and are significantly impacted by the size, type and frequency of our acquisitions. Management also characterized as non-operating expense, given its unique and temporary nature, the mark-to-market impact on the foreign exchange derivative contracts entered into prior to the acquisition of StreamSets and webMethods from Software AG, beginning in December 2023, to economically hedge the foreign currency exposure related to the purchase price of this acquisition. These derivative contracts expired by June 28, 2024. This impact was recorded in other (income) and expense in the Consolidated Income Statement and reflected the changes in fair value of these derivative contracts. All other spending for acquired companies is included in both earnings from continuing operations and in operating (non-GAAP) earnings. For retirement-related costs, management characterizes certain items as operating and others as non-operating, consistent with GAAP. We include defined benefit plan and nonpension postretirement benefit plan service costs, multi-employer plan costs and the cost of defined contribution plans in operating earnings. Non-operating retirement-related costs include defined benefit plan and nonpension postretirement benefit plan amortization of prior service costs, interest cost, expected return on plan assets, amortized actuarial gains/losses, the impacts of any plan curtailments/settlements and pension insolvency costs and other costs. Non-operating retirement-related costs are primarily related to changes in pension

Management Discussion – (continued)
plan assets and liabilities which are tied to financial market performance, and we consider these costs to be outside of the operational performance of the business.
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
Financial Results Summary — Three Months Ended March 31

(Dollars and shares in millions except per share amounts)				Yr.-to-Yr. Percent/ Margin Change
For the three months ended March 31:	2025	2024
Revenue (1)	$14,541	$14,462		0.6%
Gross profit margin	55.2%	53.5%	1.7	pts.
Total expense and other (income)	$6,873	$6,669		3.1%
Income from continuing operations before income taxes	$1,158	$1,074		7.9%
Provision for/(benefit from) income taxes from continuing operations (2)	$103	$(502)		nm
Income from continuing operations	$1,054	$1,575		(33.1)%
Income from continuing operations margin	7.3%	10.9%	(3.6)	pts.
Income from discontinued operations, net of tax	$1	$30		(98.1)%
Net income	$1,055	$1,605		(34.3)%
Earnings per share from continuing operations - assuming dilution	$1.12	$1.69		(33.7)%
Consolidated earnings per share - assuming dilution	$1.12	$1.72		(34.9)%
Weighted-average shares outstanding - assuming dilution	945.4	933.4		1.3%

	At 3/31/2025	At 12/31/2024
Assets	$145,667	$137,175		6.2%
Liabilities	$118,714	$109,783		8.1%
Equity	$26,953	$27,393		(1.6)%

(1)Year-to-year revenue growth of 2.3 percent adjusted for currency.
(2)2024 benefit from income taxes due to the resolution of certain tax audit matters.
nm - not meaningful

Management Discussion – (continued)
The following table provides the company’s operating (non-GAAP) earnings for the first quarter of 2025 and 2024.

(Dollars in millions except per share amounts)			Yr.-to-Yr. Percent Change
For the three months ended March 31:	2025	2024
Net income as reported	$1,055	$1,605	(34.3)%
Income from discontinued operations, net of tax	1	30	(98.1)
Income from continuing operations	$1,054	$1,575	(33.1)%
Non-operating adjustments (net of tax):
Acquisition-related charges	$429	$346	24.2%
Non-operating retirement-related costs/(income)	35	91	(61.8)
U.S. tax reform impacts	(2)	(448)	(99.6)
Operating (non-GAAP) earnings (1)	$1,517	$1,564	(3.0)%
Diluted operating (non-GAAP) earnings per share (1)	$1.60	$1.68	(4.8)%

(1)Refer to page 62 for a more detailed reconciliation of net income to operating earnings.
Macroeconomic Environment:
Our diversified business portfolio underpinned by Software, Consulting and Infrastructure creates value and drives growth. The economic uncertainties driven by the volatile trade environment have created disruptions in markets and complexities in supply chains. We have a long track record of operating globally and managing supply chain complexities. While no one is immune to uncertainty, we enter this period from a position of relative strength and resiliency having focused on accelerating our productivity initiatives and maintaining our strong balance sheet. These actions, combined with our diversification across geographies, industries and large enterprise clients position us well to navigate the current environment. In addition, the value of technology becomes even more critical during times of uncertainty because it allows businesses to maintain their competitive advantage by driving cost efficiencies and productivity, protecting their financial position, and fueling growth.
In the first three months of 2025, movements in global currencies continued to impact our reported year-to-year revenue and profit. We execute hedging programs which defer, but do not eliminate, the impact of currency. The (gains)/losses from these hedging programs are reflected primarily in other (income) and expense. Refer to “Currency Rate Fluctuations,” for additional information.
Financial Performance Summary — Three Months Ended March 31:
In the first quarter of 2025, we reported $14.5 billion in revenue, income from continuing operations of $1.1 billion, and operating (non-GAAP) earnings of $1.5 billion. Diluted earnings per share from continuing operations was $1.12 as reported and $1.60 on an operating (non-GAAP) basis. We generated $4.4 billion in cash from operations and $2.0 billion in free cash flow. We invested $7.1 billion in acquisitions, driven primarily by the closing of the HashiCorp acquisition and delivered shareholder returns of $1.5 billion in dividends. Our first-quarter performance reflects the continued success of our hybrid cloud and AI strategy. With our focus on the fundamentals of our business, we continue to maintain a strong liquidity position and solid cash flow generation which enables us to invest in our business and return value to shareholders through dividends.
Total revenue grew 0.6 percent as reported and 2 percent adjusted for currency compared to the prior-year period, led by Software. Software delivered revenue growth of 7.4 percent as reported and 9.0 percent adjusted for currency, with growth across all lines of business, reflecting demand for our focused portfolio that provides end-to-end hybrid cloud and AI capabilities. Consulting revenue decreased 2.3 percent as reported but was flat adjusted for currency, driven primarily by revenue declines in Strategy and Technology. Infrastructure revenue decreased 6.2 percent year to year as reported and 4.3 percent adjusted for currency, reflecting product cycle dynamics.
From a geographic perspective, Americas revenue decreased 1.2 percent as reported but was flat adjusted for currency. Europe/Middle East/Africa (EMEA) increased 5.6 percent as reported (7.7 percent adjusted for currency). Asia Pacific decreased 2.4 percent as reported but was flat adjusted for currency.

Management Discussion – (continued)
Gross margin of 55.2 percent increased 1.7 points year to year with margin expansion driven primarily by ongoing productivity initiatives and operating leverage. Operating (non-GAAP) gross margin of 56.6 percent increased 1.9 points compared to the prior-year period due to the same dynamics.
Total expense and other (income) increased 3.1 percent in the first quarter of 2025 compared to the first quarter of 2024 primarily driven by the prior-year gain on the divestiture of The Weather Company assets, higher current year spending, including expenses of acquired businesses, continued investments in portfolio innovation to drive our strategy, and higher acquisition-related charges and amortization of acquired intangible assets. These increases were partially offset by the benefits from productivity and the actions taken to transform our operations, the effects of currency, lower non-operating retirement-related cost and lower workforce rebalancing charges. Total operating (non-GAAP) expense and other (income) increased 3.8 percent year to year, driven primarily by the factors described above, excluding the impacts from non-operating retirement-related costs, acquisition-related charges and amortization of acquired intangible assets.
Pre-tax income from continuing operations of $1.2 billion increased 7.9 percent and pre-tax margin was 8.0 percent, an increase of 0.5 points compared to the first quarter of 2024. Performance this quarter benefited from our gross margin expansion and productivity actions taken to transform our enterprise operations; partially offset by our continued investments to drive innovation. Our year-to-year pre-tax income results were impacted by the gain from the divestiture of The Weather Company assets in the prior-year period, and lower workforce rebalancing charges in the current year, with a combined impact of $0.2 billion. The year-to-year divestiture dynamics and workforce rebalancing charges were a net hurt to our pre-tax income from continuing operations of approximately 14.6 points and pre-tax margin of approximately 1.3 points. The continuing operations provision for income taxes in the first quarter of 2025 was $0.1 billion, compared to a benefit from income taxes of $0.5 billion in the first quarter of 2024. The prior-year tax benefit was primarily driven by the resolution of certain tax audit matters. Net income from continuing operations of $1.1 billion decreased 33.1 percent and the net income from continuing operations margin was 7.3 percent, down 3.6 points year to year.
Operating (non-GAAP) pre-tax income from continuing operations of $1.7 billion increased 4.9 percent compared to the first quarter of 2024 and the operating (non-GAAP) pre-tax margin from continuing operations increased 0.5 points to 12.0 percent primarily driven by our gross margin performance and the benefits from productivity; partially offset by continued investments in innovation. The operating (non-GAAP) provision for income taxes in the first quarter of 2025 was $0.2 billion, compared to $0.1 billion in the first quarter of 2024. Operating (non-GAAP) net income from continuing operations of $1.5 billion decreased 3.0 percent and the operating (non-GAAP) net income margin from continuing operations of 10.4 percent decreased 0.4 points year to year.
Diluted earnings per share from continuing operations of $1.12 in the first quarter of 2025 decreased 33.7 percent compared to the prior-year period, and operating (non-GAAP) diluted earnings per share of $1.60 decreased 4.8 percent compared to the first quarter of 2024.
At March 31, 2025, the balance sheet remained strong with financial flexibility to support and invest in the business. Cash and cash equivalents, restricted cash and marketable securities at March 31, 2025 of $17.6 billion increased $2.8 billion from December 31, 2024 and debt of $63.3 billion at March 31, 2025 increased $8.3 billion, primarily driven by the first-quarter 2025 debt issuances.
Total assets increased $8.5 billion ($7.2 billion adjusted for currency) from December 31, 2024 primarily driven by an increase in goodwill and intangible assets mainly related to the HashiCorp acquisition. Total liabilities increased $8.9 billion ($7.3 billion adjusted for currency) from December 31, 2024 primarily driven by an increase in debt and deferred income; partially offset by decreases in tax liabilities and accounts payable. Total equity of $27.0 billion decreased $0.4 billion from December 31, 2024 primarily driven by dividends paid; partially offset by first-quarter 2025 net income.
Cash provided by operating activities was $4.4 billion in the first quarter of 2025, an increase of $0.2 billion compared to the first quarter of 2024 and free cash flow was $2.0 billion, an increase of $0.1 billion versus the prior-year period. Refer to page 59 for additional information on free cash flow. Net cash used in investing activities of $13.0 billion increased $8.8 billion compared to the prior-year period primarily driven by cash used for the HashiCorp acquisition. Financing activities were a net source of cash of $5.4 billion in the first three months of 2025 and increased $3.6 billion compared to the prior-year period primarily driven by higher net debt issuances in the current-year period.

Management Discussion – (continued)
First Quarter in Review
Results of Continuing Operations
Segment Details
As discussed in the “Organization of Information” section, in the first quarter of 2025, we made changes to the reported revenue categories within our Software and Consulting reportable segments. IBM's Software segment reports revenue and year-to-year revenue percent change for Hybrid Cloud (Red Hat), Automation, Data, and Transaction Processing. The Software segment no longer reports Hybrid Platform & Solutions or Security revenue categories. IBM's Consulting segment reports revenue and year-to-year revenue percent change for Strategy and Technology and Intelligent Operations. These changes did not impact our Consolidated Financial Statements or our reportable segments.
The following tables present each reportable segment’s revenue and gross margin results, followed by an analysis of the first three months of 2025 versus the first three months of 2024 reportable segments results. The reported revenue categories within our Software and Consulting reportable segments are reported on a comparable basis for all periods.

(Dollars in millions)			Yr.-to-Yr. Percent/Margin Change		Yr.-to-Yr. Percent Change Adjusted For Currency
For the three months ended March 31:	2025	2024
Revenue:
Software	$6,336	$5,899	7.4%		9.0%
Gross margin	83.6%	82.4%	1.2	pts.
Consulting	5,068	5,186	(2.3)%		(0.5)%
Gross margin	27.3%	25.3%	1.9	pts.
Infrastructure	2,886	3,076	(6.2)%		(4.3)%
Gross margin	52.8%	54.2%	(1.4)	pts.
Financing	191	193	(0.8)%		2.2%
Gross margin	45.8%	48.5%	(2.6)	pts.
Other	61	108	(43.6)%		(42.0)%
Gross margin	(416.6)%	(176.7)%	(239.9)	pts.
Total revenue	$14,541	$14,462	0.6%		2.3%
Total gross profit	$8,031	$7,742	3.7%
Total gross margin	55.2%	53.5%	1.7	pts.
Non-operating adjustments:
Amortization of acquired intangible assets	200	170	17.6%
Operating (non-GAAP) gross profit	$8,232	$7,913	4.0%
Operating (non-GAAP) gross margin	56.6%	54.7%	1.9	pts.

Management Discussion – (continued)
Software

(Dollars in millions)			Yr.-to-Yr. Percent Change	Yr.-to-Yr. Percent Change Adjusted For Currency
For the three months ended March 31:	2025	2024 (1)
Software revenue:	$6,336	$5,899	7.4%	9.0%
Hybrid Cloud	$1,687	$1,510	11.7%	13.4%
Automation	1,584	1,391	13.8	15.3
Data	1,236	1,173	5.4	6.9
Transaction Processing	1,828	1,824	0.2	1.9

(1)Recast to reflect January 2025 changes to the reported revenue categories.
Software revenue of $6,336 million increased 7.4 percent as reported (9.0 percent adjusted for currency) in the first quarter of 2025 compared to the prior-year period, with growth in all lines of business. This performance reflects the demand for our focused portfolio that provides end-to-end hybrid cloud and AI capabilities. Our organic Software revenue contributed approximately 4 points of growth as reported (6 points adjusted for currency) with continued demand for our generative AI products including our AI assistants and agents and watsonx platform. This revenue performance continued to reflect growth in our high-value, recurring revenue base, which represents approximately 80 percent of our annual software revenue.
Revenue performance by line of business in the first quarter compared to the prior-year period was as follows:
Hybrid Cloud's (Red Hat) double-digit growth reflects strong growth in subscriptions and moderate growth in consumption-based services. OpenShift and Ansible gained market share, and along with RHEL each had double-digit growth. Automation grew revenue including contribution from our automation suite of products as clients proactively address cost, performance and resiliency within complex hybrid cloud native architectures. Data revenue grew as customers continue to prepare their data for generative AI, with rising demand for AI assistants and agents, increasing demand for our watsonx platform, and the need for data security. The revenue performance in Transaction Processing was driven by its solid base of recurring revenue and growth from our generative AI offerings for transaction processing. Clients remain committed to these products, underscoring the strategic importance of this mission-critical software.
Across Software, our annual recurring revenue (ARR) was $21.7 billion, which increased 9.2 percent as reported (10.9 percent adjusted for currency). In the first quarter of 2025, the ARR calculation was updated to include all recurring revenue within the Software segment. ARR is a key performance metric management uses to assess the health and growth trajectory of our Software segment, and is calculated by using the current quarter’s recurring revenue and then multiplying that value by four. ARR includes annualized March 2025 HashiCorp recurring revenue. This value includes the following consumption models: (1) software subscription agreements, including committed term licenses, (2) as-a-service arrangements such as SaaS and PaaS, and (3) maintenance and support contracts. ARR should be viewed independently of software revenue as this performance metric and its inputs may not represent revenue that will be recognized in future periods.

(Dollars in millions)			Yr.-to-Yr. Percent/ Margin Change
For the three months ended March 31:	2025	2024
Software:
Gross profit	$5,294	$4,860	8.9%
Gross profit margin	83.6%	82.4%	1.2	pts.
Segment profit	$1,847	$1,500	23.2%
Segment profit margin	29.1%	25.4%	3.7	pts.
Software gross profit margin increased 1.2 points to 83.6 percent in the first quarter of 2025 compared to the prior-year period. Segment profit of $1,847 million increased 23.2 percent and segment profit margin of 29.1 percent increased 3.7 points compared to the prior-year period. Both segment gross profit and segment profit dollar growth and margin

Management Discussion – (continued)
expansion reflect our operating leverage driven by our revenue performance and portfolio mix as well as the benefits from our continued productivity actions and innovations within the software portfolio.
Consulting

(Dollars in millions)			Yr.-to-Yr. Percent Change	Yr.-to-Yr. Percent Change Adjusted For Currency
For the three months ended March 31:	2025	2024 (1)
Consulting revenue:	$5,068	$5,186	(2.3)%	(0.5)%
Strategy and Technology	$2,782	$2,863	(2.8)%	(1.1)%
Intelligent Operations	2,286	2,323	(1.6)	0.4
(1)Recast to reflect January 2025 changes to the reported revenue categories.
Consulting revenue of $5,068 million decreased 2.3 percent as reported (0.5 percent adjusted for currency) in the first quarter of 2025 compared to the prior-year period. Within Consulting, Strategy and Technology provides strategy, process design, system implementation, and cloud architecture and implementation services. In the first quarter, Strategy and Technology had declines in strategy and process design, which are more discretionary in nature, partially offset by growth in technology consulting, and supply chain and business application transformations. Intelligent Operations delivers application, cloud platform, and operations services. The revenue performance this quarter within Intelligent Operations reflects a sequential improvement compared to the year-to-year performance in fourth-quarter 2024, as clients focus on the cost and productivity savings provided by our application management services.

(Dollars in millions)			Yr.-to-Yr. Percent/ Margin Change
For the three months ended March 31:	2025	2024
Consulting:
Gross profit	$1,381	$1,314	5.2%
Gross profit margin	27.3%	25.3%	1.9	pts.
Segment profit	$558	$424	31.6%
Segment profit margin	11.0%	8.2%	2.8	pts.
In the first quarter of 2025, Consulting gross profit margin of 27.3 percent increased 1.9 points on a year-to-year basis. Segment profit of $558 million increased 31.6 percent and segment profit margin of 11.0 percent increased 2.8 points year to year. The gross profit margin expansion and increase in segment profit and margin reflect the benefits from the productivity actions we have taken.
Consulting Signings and Book-to-Bill

(Dollars in millions)			Yr.-to-Yr. Percent Change	Yr.-to-Yr. Percent Change Adjusted For Currency
For the three months ended March 31:	2025	2024
Total Consulting signings	$4,934	$5,511	(10.5)%	(9.5)%
In the first quarter of 2025, Consulting signings decreased 10.5 percent as reported and 9.5 percent adjusted for currency compared to the prior-year period. However, we had solid growth in backlog during the quarter. The uncertainty within the current macroeconomic environment is impacting client spending, particularly on more discretionary projects, and is elongating the decision-making process on large, higher value projects. Clients also continue to reprioritize their IT budgets to prepare for investments in generative AI. Our book-to-bill ratio for the trailing twelve-months was over 1.15. Book-to-bill represents the ratio of IBM Consulting signings to its revenue over the same period. The metric is a useful indicator of the demand of our business over time.

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
Infrastructure

(Dollars in millions)			Yr.-to-Yr. Percent Change	Yr.-to-Yr. Percent Change Adjusted For Currency
For the three months ended March 31:	2025	2024
Infrastructure revenue:	$2,886	$3,076	(6.2)%	(4.3)%
Hybrid Infrastructure	$1,646	$1,803	(8.7)%	(7.5)%
IBM Z			(15.3)	(14.3)
Distributed Infrastructure			(5.0)	(3.7)
Infrastructure Support	1,240	1,273	(2.6)	0.3
Infrastructure revenue of $2,886 million decreased 6.2 percent as reported and 4.3 percent adjusted for currency in the first quarter of 2025 compared to the prior-year period, reflecting the impact of product cycle dynamics in both Hybrid Infrastructure and Infrastructure Support. Hybrid Infrastructure revenue decreased primarily driven by IBM Z. This quarter represents the twelfth quarter of the z16 program, which continues to deliver strong performance in both total revenue and capacity over the life of the program. In April, we announced the launch of the IBM z17 which will be available in June, offering enhanced AI acceleration through multi-model AI capabilities, new security features to protect data, and tools that leverage AI for improving system usability. The z17 expands our value proposition to clients, including lower power requirements, larger capacity growth and increased performance over z16. Distributed Infrastructure revenue decreased reflecting product cycle dynamics that are impacting our Power business, while Storage had another quarter of double-digit growth as our latest innovations continue to address the increasing data demands of our clients. Infrastructure Support revenue decreased as reported, but grew adjusted for currency, as the business continues to stabilize.

(Dollars in millions)			Yr.-to-Yr. Percent/ Margin Change
For the three months ended March 31:	2025	2024
Infrastructure:
Gross profit	$1,522	$1,666	(8.6)%
Gross profit margin	52.8%	54.2%	(1.4)	pts.
Segment profit	$248	$311	(20.3)%
Segment profit margin	8.6%	10.1%	(1.5)	pts.
Infrastructure gross profit margin of 52.8 percent decreased 1.4 points in the first quarter of 2025 compared to the prior-year period, driven primarily by gross margin declines within Hybrid Infrastructure mainly due to mix resulting from product cycle dynamics. Infrastructure segment profit of $248 million decreased 20.3 percent and segment profit margin of 8.6 percent decreased 1.5 points compared to the prior-year period. The year-to-year decrease in segment profit and margin reflects the revenue decline due to product cycle dynamics and continued investments in innovation for our next generation

Management Discussion – (continued)
of products, partially offset by the benefits from productivity actions and higher IP and custom development income year to year.
Financing
Refer to pages 60 through 61 for a discussion of Financing’s segment results.
Geographic Revenue
In addition to the revenue presentation by reportable segment, we also measure revenue performance on a geographic basis.

(Dollars in millions)			Yr.-to-Yr. Percent Change	Yr.-to-Yr. Percent Change Adjusted For Currency
For the three months ended March 31:	2025	2024
Total Revenue	$14,541	$14,462	0.6%	2.3%
Americas	$7,206	$7,296	(1.2)%	0.0%
Europe/Middle East/Africa (EMEA)	4,552	4,313	5.6	7.7
Asia Pacific	2,783	2,853	(2.4)	0.0
Geographic revenue performance for the three months ended March 31, 2025:
Americas revenue of $7,206 million decreased 1.2 percent as reported, but was flat adjusted for currency in the first quarter of 2025 compared to the prior-year period. The U.S. was flat year to year. Canada decreased 7.1 percent as reported and 1.7 percent adjusted for currency. Latin America decreased 1.4 percent as reported, but increased 6.0 percent adjusted for currency, with Brazil decreasing 5.8 percent as reported, but increasing 5.4 percent adjusted for currency.
In EMEA, total revenue of $4,552 million increased 5.6 percent as reported and 7.7 percent adjusted for currency. The UK, Italy, and France increased 10.7 percent, 6.7 percent and 3.1 percent, respectively, as reported, and 11.1 percent, 9.2 percent and 5.8 percent, respectively, adjusted for currency. Germany decreased 2.0 percent as reported, but increased 0.7 percent adjusted for currency.
Asia Pacific revenue of $2,783 million decreased 2.4 percent as reported, but was flat adjusted for currency. Japan decreased 0.3 percent as reported, but increased 2.0 percent adjusted for currency. China decreased 26.8 percent as reported and 26.2 percent adjusted for currency. India and Australia decreased 1.5 percent and 1.3 percent, respectively, as reported, but increased 2.7 percent and 3.3 percent, respectively, adjusted for currency.
Expense
Total Expense and Other (Income)

(Dollars in millions)			Yr.-to-Yr. Percent Change
For the three months ended March 31:	2025	2024
Total expense and other (income) (1)	$6,873	$6,669	3.1%
Non-operating adjustments:
Amortization of acquired intangible assets	$(294)	$(257)	14.4%
Acquisition-related charges	(63)	(60)	3.8
Non-operating retirement-related (costs)/income	(23)	(96)	(76.5)
Operating (non-GAAP) expense and other (income) (1)	$6,494	$6,255	3.8%
Total expense-to-revenue ratio	47.3%	46.1%	1.2	pts.
Operating (non-GAAP) expense-to-revenue ratio	44.7%	43.3%	1.4	pts.

(1)2024 includes a pre-tax gain of $241 million from the divestiture of The Weather Company assets.

Management Discussion – (continued)
For additional information regarding total expense and other (income) for both expense presentations, refer to the following analyses by category.
Selling, General and Administrative Expense

(Dollars in millions)			Yr.-to-Yr. Percent Change
For the three months ended March 31:	2025	2024
Selling, general and administrative expense:
Selling, general and administrative — other	$3,806	$3,915	(2.8)%
Advertising and promotional expense	238	279	(14.5)
Workforce rebalancing charges	316	375	(15.8)
Amortization of acquired intangible assets	294	257	14.4
Stock-based compensation	217	171	26.8
Provision for/(benefit from) expected credit loss expense	14	(23)	nm
Total selling, general and administrative expense	$4,886	$4,974	(1.8)%
Non-operating adjustments:
Amortization of acquired intangible assets	$(294)	$(257)	14.4%
Acquisition-related charges	(58)	(10)	nm
Operating (non-GAAP) selling, general and administrative expense	$4,533	$4,706	(3.7)%

nm - not meaningful
Total selling, general and administrative (SG&A) expense decreased 1.8 percent in the first quarter of 2025 versus the prior-year period driven primarily by the following factors:
•Lower spending reflecting the benefits from productivity actions focused on transforming our enterprise operations (4 points);
•Lower workforce rebalancing charges (1 point); and
•The effects of currency (1 point); partially offset by
•Higher operating expenses from acquired businesses (2 points); and
•Higher acquisition-related charges and amortization of acquired intangible assets (2 points).
Operating (non-GAAP) SG&A expense decreased 3.7 percent year to year primarily driven by the same factors above, excluding the higher acquisition-related charges and amortization of acquired intangible assets.
Expected credit loss expense was a provision of $14 million in the first quarter of 2025 compared to a benefit of $23 million in the prior-year period. The year-to-year change was primarily driven by higher unallocated reserve requirements in the current year as a result of the current economic conditions. Refer to “Receivables and Allowances” section on page 54 for additional information.

Management Discussion – (continued)
Research and Development

(Dollars in millions)			Yr.-to-Yr. Percent Change
For the three months ended March 31:	2025	2024
Research and development expense	$1,950	$1,796	8.6%
Non-operating adjustments:
Acquisition-related charges	(4)	—	nm
Operating (non-GAAP) research and development expense	$1,946	$1,796	8.3%

nm - not meaningful
Research and development (R&D) expense and operating (non-GAAP) R&D expense, increased 8.6 percent and 8.3 percent, respectively, in the first quarter of 2025. The year-to-year increase in R&D expense was primarily driven by investments to drive innovation in AI, hybrid cloud and quantum; partially offset by the effects of currency (1 point).
Intellectual Property and Custom Development Income

(Dollars in millions)			Yr.-to-Yr. Percent Change
For the three months ended March 31:	2025	2024
Intellectual property and custom development income:
Intellectual property income (1)	$63	$72	(12.9)%
Custom development income	190	144	31.9
Total	$253	$216	16.9%

(1)Includes licensing, royalty-based fees and sales.

Total intellectual property and custom development income increased 16.9 percent year to year. The increase was primarily driven by joint development and licensing agreements with a Japanese consortium to leverage our intellectual property and expertise on advanced semiconductors.
The timing and amount of licensing and sales of IP may vary significantly from period to period depending upon the timing of licensing agreements, economic conditions, industry consolidation and the timing of new patents and know-how development.

Other (Income) and Expense

(Dollars in millions)			Yr.-to-Yr. Percent Change
For the three months ended March 31:	2025	2024
Other (income) and expense:
(Gains)/losses on foreign currency transactions	$443	$(205)	nm
(Gains)/losses on derivative instruments	(442)	287	nm
Interest income	(191)	(210)	(9.3)%
Net (gains)/losses from securities and investment assets	29	(10)	nm
Retirement-related costs/(income)	23	96	(76.5)
Other	(26)	(274)	(90.4)
Total other (income) and expense	$(165)	$(317)	(48.1)%
Non-operating adjustments:
Acquisition-related charges	$—	$(50)	(100.0)%
Non-operating retirement-related (costs)/income	(23)	(96)	(76.5)
Operating (non-GAAP) other (income) and expense	$(187)	$(463)	(59.6)%

nm - not meaningful

Management Discussion – (continued)
Total other (income) and expense was income of $165 million in the first quarter of 2025 and decreased $152 million compared to the prior-year period. The year-to-year change was primarily driven by:
•Lower gains on divestitures of $244 million, primarily driven by the divestiture of The Weather Company assets in the first-quarter 2024 (included in “Other” in the table above); partially offset by
•Lower net exchange losses (including derivative instruments) of $81 million. The prior-year (gains)/losses on derivative instruments included a loss of $50 million on foreign exchange derivative contracts entered into by the company prior to the acquisition of StreamSets and webMethods from Software AG (also included in “Acquisition-related charges” in the table above). Refer to note 16, “Derivative Financial Instruments,” for additional information; and
•Lower non-operating retirement-related cost of $73 million. Refer to “Retirement-Related Plans” for additional information.
Operating (non-GAAP) other (income) and expense was income of $187 million in the first quarter of 2025 and decreased $276 million compared to the prior-year period. The year-to-year change was primarily driven by the factors described above, excluding the lower non-operating retirement related costs and the acquisition-related charges.
Interest Expense

(Dollars in millions)			Yr.-to-Yr. Percent Change
For the three months ended March 31:	2025	2024
Interest expense	$455	$432	5.4%
Interest expense of $455 million in the first quarter of 2025 increased $23 million compared to the prior-year period. Interest expense is presented in cost of financing in the Consolidated Income Statement if the related external borrowings are to support the Financing external business. Overall interest expense (excluding capitalized interest) for the first quarter of 2025 was $542 million, an increase of $25 million year to year primarily driven by higher average interest rates in the current year.
Retirement-Related Plans
The following tables provide the total pre-tax cost for all retirement-related plans. The operating cost amounts are included in the Consolidated Income Statement within the caption (e.g., Cost, SG&A, R&D) relating to the job function of the plan participants. The non-operating cost amounts are included in other (income) and expense.

(Dollars in millions)			Yr.-to-Yr. Percent Change
For the three months ended March 31:	2025	2024
Retirement-related plans — cost:
Service cost	$130	$143	(8.9)%
Multi-employer plans	3	4	(9.3)
Cost of defined contribution plans	110	111	(1.1)
Total operating costs	$243	$257	(5.5)%
Interest cost	$476	$558	(14.7)%
Expected return on plan assets	(614)	(730)	(15.9)
Recognized actuarial losses	152	259	(41.4)
Amortization of prior service costs/(credits)	(2)	(2)	10.4
Curtailments/settlements	2	2	0.0
Other costs	8	8	(0.2)
Total non-operating costs/(income)	$23	$96	(76.5)%
Total retirement-related plans — cost	$266	$353	(24.8)%

Management Discussion – (continued)
Total pre-tax retirement-related plan cost decreased by $88 million compared to the first quarter of 2024, primarily driven by a decrease in recognized actuarial losses ($107 million), and lower interest costs ($82 million), partially offset by lower expected return on plan assets ($116 million).
As described in the “Operating (non-GAAP) Earnings” section, management characterizes certain retirement-related costs as operating and others as non-operating. Utilizing this characterization, operating retirement-related costs in the first quarter of 2025 were $243 million, a decrease of $14 million compared to the first quarter of 2024. The decrease was primarily driven by lower service cost ($13 million). Non-operating costs/(income) was $23 million of cost in the first quarter of 2025 compared to $96 million in the prior-year period.
The year-to-year decrease in recognized actuarial losses was primarily driven by the prior year U.S. and Canada pension transfers which accelerated the recognition of actuarial losses in the second half of 2024. Refer to note U, “Retirement-Related Benefits,” in our 2024 Annual Report for additional information.
Taxes
The continuing operations provision for income taxes in the first quarter of 2025 was $103 million, compared to a benefit from income taxes of $502 million in the first quarter of 2024. The prior-year tax benefit was primarily driven by the resolution of certain tax audit matters. The operating (non-GAAP) provision for income taxes in the first quarter of 2025 was $221 million, compared to $94 million in the first quarter of 2024. The operating (non-GAAP) income tax provision year-to-year change was primarily driven by the same factor described above.
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
The U.S. Internal Revenue Service (IRS) has proposed adjustments related to certain cross-border transactions with respect to the company’s 2013-2014 and 2015-2016 U.S. income tax returns, which if sustained, would increase the company’s income subject to tax by approximately $4.2 billion for the 2013-2014 audit cycle and approximately $1.2 billion for the 2015-2016 audit cycle, with tax calculated at the relevant federal income tax rate. The company strongly disagrees with the IRS’ positions, filed IRS Appeals protests, and will pursue resolution at court, if necessary. In 2021, the IRS commenced its audit of the company’s U.S. tax returns for 2017-2018, which the company anticipates will be completed in 2025. With respect to major U.S. state and foreign taxing jurisdictions, the company is generally no longer subject to tax examinations for years prior to 2016. The company is no longer subject to income tax examination of its U.S. federal tax return for years prior to 2013. The open years contain matters that could be subject to differing interpretations of applicable tax laws and regulations as it relates to the amount and/or timing of income, deductions, and tax credits. Although the outcome of tax audits is always uncertain, the company believes that adequate amounts of tax, interest and penalties have been provided for any adjustments that are expected to result for these years.
The company is involved in a number of income tax-related matters in India challenging tax assessments issued by the India Tax Authorities. As of March 31, 2025, the company had recorded approximately $430 million as prepaid income taxes in India. A significant portion of this balance represents cash tax deposits paid over time to protect the company’s right to appeal various income tax assessments made by the India Tax Authorities. Although the outcome of tax audits is always uncertain, the company believes that adequate amounts of tax, interest and penalties have been provided for any adjustments that are expected to result for these years.
The amount of unrecognized tax benefits at March 31, 2025 is $8,905 million which can be reduced by $617 million associated with timing adjustments, potential transfer pricing adjustments, and state income taxes. The net amount of $8,288 million, if recognized, would favorably affect the company’s effective tax rate.

Management Discussion – (continued)
Financial Position
Dynamics
Our balance sheet at March 31, 2025 continues to provide us with financial flexibility to support and invest in the business.
Cash and cash equivalents, restricted cash and marketable securities at March 31, 2025 were $17,592 million, an increase of $2,788 million compared to December 31, 2024. Total debt of $63,284 million at March 31, 2025 increased $8,311 million compared to December 31, 2024 primarily driven by the first-quarter 2025 debt issuances to increase our financial liquidity and plan for our future debt maturities. We continue to manage our debt levels while being acquisitive and without sacrificing investments in our business.
In the first three months of 2025, we generated $4,370 million in cash from operating activities, an increase of $202 million compared to the first three months of 2024. Our free cash flow for the three months ended March 31, 2025 was $1,962 million, an increase of $52 million versus the prior-year period. Refer to pages 58 through 59 for additional information on free cash flow. We invested $7,098 million in acquisitions primarily for the acquisition of HashiCorp which completed this quarter and we returned $1,549 million to shareholders through dividends in the first three months of 2025.
Our pension plans were well funded at the end of 2024, with worldwide qualified plans funded at 116 percent. Overall pension funded status as of the end of March 2025 was fairly consistent with year-end 2024. We expect contributions for all retirement-related plans to be approximately $1.3 billion in 2025, essentially flat compared to the prior year.
IBM Working Capital

(Dollars in millions)	At March 31, 2025	At December 31, 2024
Current assets	$35,336	$34,482
Current liabilities	35,106	33,142
Working capital	$231	$1,340
Current ratio	1.01:1	1.04:1
Working capital decreased $1,109 million from the year-end 2024 position. Current assets increased $854 million ($358 million adjusted for currency) primarily due to an increase in cash and cash equivalents, restricted cash and marketable securities; partially offset by decreases in receivables mainly from collections of seasonally higher year-end balances. Current liabilities increased $1,964 million ($1,473 million adjusted for currency) primarily due to an increase in short-term debt driven by reclassifications from long-term debt net of maturities and continued growth in deferred income, reflecting annual customer billings; partially offset by decreases in taxes payable and accounts payable.
Receivables and Allowances
Roll Forward of Total IBM Receivables Allowance for Credit Losses

(Dollars in millions)
January 1, 2025	Additions / (Releases) (1)	Write-offs (2)	Foreign currency and other	March 31, 2025
$273	$9	$(8)	$10	$284

(1)Additions/(Releases) for allowance for credit losses are recorded in expense.
(2)Refer to note A, “Significant Accounting Policies,” in our 2024 Annual Report for additional information regarding allowance for credit loss write-offs.

Management Discussion – (continued)
Excluding receivables classified as held for sale, the total IBM receivables provision coverage was 1.6 percent at March 31, 2025, an increase of 20 basis points compared to December 31, 2024. The increase in coverage is primarily driven by a decrease in total receivables due to seasonally higher balances at year end and an increase in the unallocated allowance for credit losses on financing receivables. The majority of the write-offs during the three months ended March 31, 2025 were related to receivables which had been previously reserved. Refer to Financing's “Balance Sheet and Return on Equity Highlights” on page 60 for additional details regarding the Financing segment receivables and allowances.
Noncurrent Assets and Liabilities

(Dollars in millions)	At March 31, 2025	At December 31, 2024
Noncurrent assets	$110,331	$102,693
Long-term debt	$56,371	$49,884
Noncurrent liabilities (excluding debt)	$27,237	$26,756
Noncurrent assets increased $7,638 million ($6,795 million adjusted for currency) primarily due to an increase in goodwill and intangible assets from the HashiCorp acquisition.
Long-term debt increased $6,487 million ($5,860 million adjusted for currency) primarily driven by our first-quarter 2025 debt issuances; partially offset by reclassifications to short-term debt to reflect upcoming maturities.
Noncurrent liabilities (excluding debt) increased $481 million (decreased $34 million adjusted for currency) primarily driven by currency and an increase in deferred income, partially offset by a decrease in retirement and nonpension postretirement benefit obligations.
Debt
Our funding requirements are continually monitored as we execute our strategies to manage the overall asset and liability profile. Additionally, we maintain sufficient flexibility to access global funding sources as needed.

(Dollars in millions)	At March 31, 2025	At December 31, 2024
Total debt	$63,284	$54,973
Financing segment debt (1)	$10,022	$12,116
Non-Financing debt	$53,262	$42,858

(1)Refer to Financing’s “Balance Sheet and Return on Equity Highlights” on page 60 for additional details.
Total debt of $63,284 million increased $8,311 million ($7,671 million adjusted for currency) from December 31, 2024, primarily driven by proceeds from issuances of $8,378 million; partially offset by maturities of $1,257 million.
Non-Financing debt of $53,262 million increased $10,405 million ($9,868 million adjusted for currency) from December 31, 2024, primarily due to the first-quarter debt issuances to increase our financial liquidity and plan for our future debt maturities; partially offset by maturities within the quarter.

Financing segment debt of $10,022 million decreased $2,094 million ($2,197 million adjusted for currency) from December 31, 2024, primarily due to lower funding requirements associated with financing receivables.
Financing provides financing solutions predominantly for IBM’s external client assets, and the debt used to fund Financing assets is primarily comprised of intercompany loans. Total debt changes generally correspond with the level of client and commercial financing receivables, the level of cash and cash equivalents, the change in intercompany and external payables, and the change in intercompany investment from IBM. The terms of the intercompany loans are set by the company to substantially match the term, currency and interest rate variability underlying the financing receivable. The Financing debt-to-equity ratio remained at 9.0 to 1 at March 31, 2025.

Management Discussion – (continued)
Interest expense relating to debt supporting Financing’s external client and internal business is included in the “Financing Results of Operations” and in note 4, “Segments.” In the Consolidated Income Statement, the external debt-related interest expense supporting Financing’s internal financing to the company is classified as interest expense.
Equity
Total equity decreased $440 million from December 31, 2024, primarily driven by dividends paid of $1,549 million; partially offset by an increase from net income of $1,055 million.
Cash Flow
Our cash flows from operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flows on page 7, are summarized in the table below. These amounts also include the cash flows associated with the Financing business.

(Dollars in millions)
For the three months ended March 31:	2025	2024
Net cash provided by/(used in):
Operating activities	$4,370	$4,168
Investing activities	(12,979)	(4,210)
Financing activities	5,443	1,877
Effect of exchange rate changes on cash, cash equivalents and restricted cash	167	(159)
Net change in cash, cash equivalents and restricted cash	$(2,999)	$1,676
Net cash provided by operating activities increased $202 million as compared to the first three months of 2024. This was due to performance-related improvements within net income, and an increase in cash provided by financing receivables; partially offset by balance sheet dynamics. Changes in operating assets and liabilities, net of acquisitions/divestitures in the Consolidated Statement of Cash Flows also includes the reduction of tax reserves in the first quarter of 2024, which represents a non-cash adjustment to reconcile net income to cash from operating activities.
Net cash used in investing activities increased $8,769 million primarily driven by the HashiCorp acquisition, higher net purchases of marketable securities and other investments, and a decrease in cash provided by divestitures as the first quarter 2024 included the sale of The Weather Company assets.
Net cash provided by financing activities increased by $3,566 million primarily driven by a higher level of net debt issuances in the current-year period.
Looking Forward
Technology remains a key competitive advantage which allows businesses to drive cost efficiencies, productivity, and to fuel growth and transformation. It is clear that technology is playing a significant role as the value of hybrid cloud, automation, data sovereignty, and on-prem solutions becomes even more critical in today’s environment. AI-driven productivity continues to be a priority for businesses for both cost reductions and new revenue opportunities.
Enterprise AI continues to gain traction. The portfolio of AI offerings we have built, including cost efficient, fit-for-purpose open-source models deployed in hybrid environments, is focused on helping businesses scale AI and generate return through productivity improvements and automation. In Software, IBM watsonx provides a robust portfolio of AI products for developing AI apps, managing data, and governing the entire lifecycle of AI models. In April, we announced the upcoming launch of the IBM z17, which delivers enhanced AI acceleration through multi-model AI capabilities. We continue to see Infrastructure play a larger role, enabling hybrid cloud environments for mission-critical transactions and AI workloads, as clients bring AI to their data. In Consulting, our experts are helping clients design and execute AI strategies by leveraging the IBM Consulting Advantage platform, an AI delivery platform designed to implement solutions at scale, transforming how our consultants work and harnessing AI across every stage of the project lifecycle.
We remain focused on accelerating innovation speed and impact, and we continue to invest in emerging technologies, including Quantum, bringing new innovations to market. To complement our portfolio, we completed three acquisitions in

Management Discussion – (continued)
the first three months of 2025, including the previously announced acquisition of HashiCorp, which brings leading automation and security tools that integrate with our hybrid cloud strategy.
Our performance this quarter reflects the continued success of our focused strategy around hybrid cloud and AI. For the last several years, we have been strengthening our portfolio and building on consistency in execution. Over the longer term, we are focused on delivering on our financial model presented at Investor Day earlier this year.
There are areas of our portfolio that could see greater variability in the event that the macroeconomic environment deteriorates. This includes Consulting which is more sensitive to discretionary pullbacks and DOGE related initiatives, consumption-based services in Software, including in Red Hat, and areas of Distributed Infrastructure. As we look forward to the remainder of 2025, we expect to remain disciplined about managing our spending. The strength of our balance sheet and strong liquidity position allow us to make investments in our business for the long-term.
While there is uncertainty, we believe our focused portfolio, disciplined investments in innovation, diverse set of businesses and clients, relentless focus on productivity, and strong liquidity position drive the durability of our performance.
Retirement-Related Plans
Our pension plans are well funded. Contributions for all retirement-related plans are expected to be approximately $1.3 billion in 2025, essentially flat compared to 2024, of which $0.1 billion generally relates to legally required contributions to non-U.S. defined benefit and multi-employer plans. We expect 2025 pre-tax retirement-related plan cost to be approximately $1.1 billion. This estimate reflects current pension plan assumptions at December 31, 2024. Within total retirement-related plan cost, operating retirement-related plan cost is expected to be approximately $1.0 billion in 2025, essentially flat compared to 2024. Non-operating retirement-related plan cost is expected to be approximately $0.1 billion, a decrease of approximately $3.3 billion compared to 2024, primarily driven by the $3.1 billion pension settlement charges resulting from the U.S. and Canada pension transfers in the second half of 2024, and lower recognized actuarial losses.
Currency Rate Fluctuations
Changes in the relative values of non-U.S. currencies to the U.S. dollar affect our financial results and financial position. Movements in currency, and the fact that we do not hedge 100 percent of our currency exposures, will result in a currency impact to our revenues, profit and cash flows throughout 2025. We execute a hedging program which defers, versus eliminates, the volatility of currency impacts on our financial results. During periods of sustained movements in currency, the marketplace and competition adjust to the changing rates over time.
References to “adjusted for currency” or “constant currency” reflect adjustments based upon a simple mathematical formula. However, this constant currency methodology that we utilize to disclose this information does not incorporate any operational actions that management could take to mitigate fluctuating currency rates. Based on the currency rate movements in the first quarter of 2025, revenue from continuing operations increased 0.6 percent as reported and 2 percent at constant currency compared to the prior year.
At March 31, 2025, currency changes resulted in assets and liabilities denominated in most local currencies being translated into more dollars than at year-end 2024. We use financial hedging instruments to limit specific currency risks related to foreign currency-based transactions.
We translate revenue, cost and expense in our non-U.S. operations at current exchange rates in the reported period. In the first quarter of 2025, the impact from currency translation and hedging to year-to-year pre-tax income, operating (non-GAAP) pre-tax income and segments profit margin growth was immaterial. Hedging and certain underlying foreign currency transaction gains and losses are allocated to our segment results. Considering the operational responses mentioned above, movements of exchange rates, and the nature and timing of hedging instruments, it is difficult to predict future currency impacts on any particular period.
For non-U.S. subsidiaries and branches that operate in U.S. dollars or whose economic environment is highly inflationary, translation adjustments are reflected in results of operations. Generally, we manage currency risk in these entities by linking prices and contracts to U.S. dollars.

Management Discussion – (continued)
Liquidity and Capital Resources
In our 2024 Annual Report, on pages 34 to 37, there is a discussion of our liquidity including two tables that present three years of data. The table presented on page 34 includes net cash from operating activities, cash and cash equivalents, restricted cash and short-term marketable securities, and the size of our global credit facilities for each of the past three years. For the three months ended, or at, as applicable, March 31, 2025, those amounts are $4.4 billion of net cash from operating activities, $17.6 billion of cash and cash equivalents, restricted cash and short-term marketable securities and $10.0 billion in global credit facilities, respectively. While we have no current plans to draw on these credit facilities, they are available as back-up liquidity.
The major rating agencies' ratings on our debt securities at March 31, 2025 appear in the following table and remain unchanged from December 31, 2024.

IBM Ratings:	Standard and Poor's	Moody’s Investors Service	Fitch Ratings
Senior long-term debt	A-	A3	A-
Commercial paper	A-2	Prime-2	F1
We have financial flexibility, supported by our strong liquidity position and cash flows, to operate at a single A credit rating. Debt levels have increased $8.3 billion from December 31, 2024 driven by debt issuances; partially offset by maturities. In the first quarter of 2025, we issued $8.4 billion of debt for general corporate purposes, including our future debt maturity obligations, as well as capital allocation priorities. Refer to note 12, “Borrowings,” for additional information.
We do not have “ratings trigger” provisions in our debt covenants or documentation, which would allow the holders to declare an event of default and seek to accelerate payments thereunder in the event of a change in credit rating. Our debt covenants are well within the required levels. Our contractual agreements governing derivative instruments contain standard market clauses which can trigger the termination of the agreement if our credit rating were to fall below investment grade. At March 31, 2025, the fair value of those instruments that were in a liability position was $608 million, before any applicable netting, and this position is subject to fluctuations in fair value period to period based on the level of our outstanding instruments and market conditions. We have no other contractual arrangements that, in the event of a change in credit rating, would result in a material adverse effect on our financial position or liquidity.
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

Management Discussion – (continued)
The following is management’s view of cash flows for the first three months of 2025 and 2024 prepared in a manner consistent with the description above.

(Dollars in millions)
For the three months ended March 31:	2025	2024
Net cash from operating activities per GAAP	$4,370	$4,168
Less: change in Financing receivables	2,087	1,897
Net cash from operating activities, excluding Financing receivables	$2,283	$2,271
Capital expenditures, net	(321)	(361)
Free cash flow	$1,962	$1,910
Change in Financing receivables (1)	2,087	1,897
Acquisitions	(7,098)	(82)
Divestitures	(1)	703
Dividends	(1,549)	(1,522)
Change in total debt (1)	7,092	3,382
Other (1)	128	(313)
Effect of exchange rate changes on cash, cash equivalents and restricted cash (1)	167	(159)
Change in cash, cash equivalents, restricted cash and short-term marketable securities	$2,788	$5,815

(1)Prior-year amounts have been reclassified to conform to the change in 2025 presentation.
In the first three months of 2025, we generated $2.0 billion in free cash flow, an increase of $0.1 billion versus the prior-year period. The increase was primarily driven by performance-related improvements within net income; partially offset by balance sheet dynamics. Given the current global trade dynamics, we proactively took actions to bolster our supply chain ahead of our z17 launch, resulting in higher inventory levels. In the first quarter of 2025, we invested $7.1 billion in acquisitions, including the acquisition of HashiCorp, and we continued to return value to shareholders with $1.5 billion in dividends.
Events that could temporarily change the historical cash flow dynamics discussed previously and in our 2024 Annual Report include significant changes in operating results, material changes in geographic sources of cash, unexpected adverse impacts from litigation, future pension funding requirements, periods of severe downturn in the capital markets or the timing of tax payments. Whether any litigation has such an adverse impact will depend on a number of variables, which are more completely described in note 14, “Contingencies,” in this Form 10-Q. With respect to pension funding, we expect to make legally mandated pension plan contributions to certain non-U.S. defined benefit plans of approximately $100 million in 2025. Contributions related to all retirement-related plans are expected to be approximately $1.3 billion in 2025. Refer to “Retirement-Related Plans” for additional information. Financial market performance could increase the legally mandated minimum contributions in certain non-U.S. countries that require more frequent remeasurement of the funded status. We are not quantifying any further impact from pension funding because it is not possible to predict future movements in the capital markets or changes in pension plan funding regulations. In 2025, we are not legally required to make any contributions to the U.S. defined benefit pension plans.
Our cash flows are sufficient to fund our current operations and obligations, including investing and financing activities such as dividends and debt service. When additional requirements arise, we have several liquidity options available. These options may include the ability to borrow additional funds at reasonable interest rates and utilizing our committed global credit facilities. Our overall shareholder payout remains at a comfortable level and we remain fully committed to our long-standing dividend policy. As discussed in our 2024 Annual Report on page 35, beginning with the first quarter of 2025, we are filing our quarterly reports on Form 10-Q closer to the timing of our quarterly earnings release, which may not coincide with the timing of our Board of Directors dividend approval process, as occurred this quarter. Any common stock dividend approval that occurs by the Board of Directors following this filing may be disclosed in a current report on Form 8-K.

Management Discussion – (continued)
Financing
Financing is a reportable segment that facilitates IBM clients’ acquisition of hardware, software and services by providing financing solutions, while generating solid returns on equity.
Results of Operations

(Dollars in millions)			Yr.-to-Yr. Percent Change/ Margin Change		Yr.-to-Yr. Percent Change Adjusted For Currency
For the three months ended March 31:	2025	2024
Revenue	$191	$193	(0.8)%		2.2%
Segment profit	$69	$92	(25.5)%
Segment profit margin	35.8%	47.7%	(11.8)	pts.
For the three months ended March 31, 2025, financing revenue decreased 0.8 percent as reported, but increased 2.2 percent adjusted for currency compared to the prior-year period.
Segment profit decreased 25.5 percent to $69 million and segment profit margin decreased (11.8) points to 35.8 percent, respectively, compared to the prior-year period driven primarily by higher unallocated credit loss reserve requirements in the current year which reflects current economic conditions.
Balance Sheet and Return on Equity Highlights

(Dollars in millions)	At March 31, 2025	At December 31, 2024
Client financing receivables (1)	$9,593	$10,294
Commercial financing receivables (1) (2)	$1,042	$2,216
Financing Segment Debt (3)	$10,022	$12,116
Equity	$1,114	$1,346

(1)Refer to Note 9, “Financing Receivables” for additional information.
(2)Includes both held for investment and held for sale receivables. The 2024 amount has combined the balances at December 31, 2024 to conform to the changes in 2025 presentation.
(3)Financing segment debt is primarily comprised of intercompany loans.
Return on equity was 18.5 percent compared to 24.7 percent for the three months ended March 31, 2025 and 2024, respectively. The decrease was primarily driven by a decrease in net income. Return on equity is calculated as annualized after-tax segment profit divided by the average of the ending equity for Financing for the last two quarters. Annualized after-tax segment profit is a function of IBM's provision for income taxes determined on a consolidated basis.

Management Discussion – (continued)
The following table presents Client financing and Commercial financing receivables excluding receivables classified as held for sale.

(Dollars in millions)	At March 31, 2025	At December 31, 2024
Amortized cost	$10,197	$11,738
Specific allowance for credit losses	101	99
Unallocated allowance for credit losses	48	29
Total allowance for credit losses	149	128
Net financing receivables	$10,048	$11,611
Allowance for credit losses coverage	1.5%	1.1%
The percentage of Financing segment receivables reserved increased from 1.1 percent at December 31, 2024, to 1.5 percent at March 31, 2025, primarily driven by the decline in amortized cost as a result of seasonally higher year-end balances and an increase in unallocated allowance for credit losses which reflects current economic conditions.
We continue to apply our rigorous credit policies. Approximately 77 percent of the total external portfolio was with investment grade clients, an increase of 2 points as compared to December 31, 2024. This investment grade percentage is based on the credit ratings of the companies in the portfolio and reflects certain mitigating actions taken to reduce the risk to IBM. For additional information relating to the company's credit quality and mitigation actions, including sales of receivables, refer to note 9, “Financing Receivables”.

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

(Dollars in millions except per share amounts)	GAAP	Acquisition- Related Adjustments		Retirement- Related Adjustments		U.S. Tax Reform Impacts		Operating (non-GAAP)
For the three months ended March 31, 2025:
Gross profit	$8,031	$201		$—		$—		$8,232
Gross profit margin	55.2%	1.4	pts.	—	pts.	—	pts.	56.6%
SG&A	$4,886	$(353)		$—		$—		$4,533
R&D	$1,950	$(4)		$—		$—		$1,946
Other (income) and expense	$(165)	$—		$(23)		$—		$(187)
Total expense and other (income)	$6,873	$(357)		$(23)		$—		$6,494
Pre-tax income from continuing operations	$1,158	$557		$23		$—		$1,738
Pre-tax margin from continuing operations	8.0%	3.8	pts.	0.2	pts.	—	pts.	12.0%
Provision for income taxes (1)	$103	$128		$(12)		$2		$221
Effective tax rate	8.9%	4.5	pts.	(0.8)	pts.	0.1	pts.	12.7%
Income from continuing operations	$1,054	$429		$35		$(2)		$1,517
Income margin from continuing operations	7.3%	3.0	pts.	0.2	pts.	0.0	pts.	10.4%
Diluted earnings per share from continuing operations	$1.12	$0.45		$0.04		$0.00		$1.60

(Dollars in millions except per share amounts)	GAAP	Acquisition- Related Adjustments		Retirement- Related Adjustments		U.S. Tax Reform Impacts (2)		Operating (non-GAAP)
For the three months ended March 31, 2024:
Gross profit	$7,742	$170		$—		$—		$7,913
Gross profit margin	53.5%	1.2	pts.	—	pts.	—	pts.	54.7%
SG&A	$4,974	$(268)		$—		$—		$4,706
R&D	$1,796	$—		$—		$—		$1,796
Other (income) and expense (3)	$(317)	$(50)		$(96)		$—		$(463)
Total expense and other (income)	$6,669	$(318)		$(96)		$—		$6,255
Pre-tax income from continuing operations	$1,074	$488		$96		$—		$1,658
Pre-tax margin from continuing operations	7.4%	3.4	pts.	0.7	pts.	—	pts.	11.5%
Provision for/(benefit from) income taxes (1)	$(502)	$142		$5		$448		$94
Effective tax rate	(46.7)%	22.3	pts.	3.0	pts.	27.0	pts.	5.6%
Income from continuing operations	$1,575	$346		$91		$(448)		$1,564
Income margin from continuing operations	10.9%	2.4	pts.	0.6	pts.	(3.1)	pts.	10.8%
Diluted earnings per share from continuing operations	$1.69	$0.37		$0.10		$(0.48)		$1.68

(1)The tax impact on operating (non-GAAP) pre-tax income from continuing operations is calculated under the same accounting principles applied to the GAAP pre-tax income.
(2)2024 includes a benefit from income taxes due to the resolution of certain tax audit matters.
(3)Acquisition-Related Adjustments in 2024 includes a loss of $50 million on foreign exchange derivative contracts entered into by the company prior to the acquisition of StreamSets and webMethods from Software AG. Refer to note 16, “Derivative Financial Instruments,” for additional information.

Management Discussion – (continued)
Forward-Looking and Cautionary Statements
Except for the historical information and discussions contained herein, statements contained in this Form 10-Q may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on the company’s current assumptions regarding future business and financial performance. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, including, but not limited to, the following: a downturn in economic environment and client spending budgets; a failure of the company’s innovation initiatives; damage to the company’s reputation; risks from investing in growth opportunities; failure of the company’s intellectual property portfolio to prevent competitive offerings and the failure of the company to obtain necessary licenses; the company’s ability to successfully manage acquisitions, alliances and divestitures, including integration challenges, failure to achieve objectives, the assumption or retention of liabilities and higher debt levels; fluctuations in financial results; impact of local legal, economic, political, health and other conditions; the company’s failure to meet growth and productivity objectives; ineffective internal controls; the company’s use of accounting estimates; impairment of the company’s goodwill or amortizable intangible assets; the company’s ability to attract and retain key employees and its reliance on critical skills; impacts of relationships with critical suppliers; product and service quality issues; the development and use of AI and generative AI, including the company's increased offerings and use of AI-based technologies; impacts of business with government clients; reliance on third party distribution channels and ecosystems; cybersecurity, privacy and AI considerations; adverse effects related to climate change and other environmental matters; tax matters; legal proceedings and investigatory risks; the company’s pension plans; currency fluctuations and customer financing risks; impact of changes in market liquidity conditions and customer credit risk on receivables; risk factors related to IBM securities; and other risks, uncertainties and factors discussed in the company’s Form 10-Qs, Form 10-K and in the company’s other filings with the U.S. Securities and Exchange Commission or in materials incorporated therein by reference. Any forward-looking statement in this Form 10-Q speaks only as of the date on which it is made. Except as required by law, the company assumes no obligation to update or revise any forward-looking statements.
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

Part II — Other Information
Item 1. Legal Proceedings
Refer to note 14, “Contingencies,” in this Form 10-Q.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Repurchases of Equity Securities
The following table provides information relating to the company’s repurchase of common stock for the first quarter of 2025.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under The Program (1)
January 1, 2025 - January 31, 2025	—	$—	—	$2,007,611,768

February 1, 2025 - February 28, 2025	—	$—	—	$2,007,611,768

March 1, 2025 - March 31, 2025	—	$—	—	$2,007,611,768

Total	—	$—	—

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
Item 5. Other Information
Insider Trading Arrangements
None.

Item 6. Exhibits

Exhibit Number

10.1	Form of LTPP equity award agreements for performance share units, effective April 1, 2024.

10.2	Letter Agreement, signed by Anne Robinson and IBM, dated February 26, 2024.

10.3	Letter Agreement, signed by Anne Robinson, dated February 26, 2024.

22	Subsidiary Issuer of Guaranteed Securities, filed as Exhibit 22 for the quarter ended March 31, 2024, is hereby incorporated by reference.

31.1	Certification by principal executive officer pursuant to Rule 13A-14(a) or 15D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by principal financial officer pursuant to Rule 13A-14(a) or 15D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document – the instance document does not appear on the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

International Business Machines Corporation
(Registrant)

Date:	April 24, 2025
		By:	/s/ Nicolás A. Fehring
Nicolás A. Fehring
Vice President and Controller