Form 10-Q
period 2025-06-30
INTERNATIONAL BUSINESS MACHINES CORP
filed 2025-07-24
CIK 51143

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTER ENDED JUNE 30, 2025
1-2360
(Commission file number)
INTERNATIONAL BUSINESS MACHINES CORPORATION
(Exact name of registrant as specified in its charter)

New York (State of incorporation)	13-0871985 (IRS employer identification number)

One New Orchard Road Armonk, New York (Address of principal executive offices)	10504 (Zip Code)
914-499-1900
(Registrant’s telephone number)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Capital stock, par value $.20 per share	IBM	New York Stock Exchange
NYSE Texas
2.875% Notes due 2025	IBM 25A	New York Stock Exchange
0.300% Notes due 2026	IBM 26B	New York Stock Exchange
1.250% Notes due 2027	IBM 27B	New York Stock Exchange
3.375% Notes due 2027	IBM 27F	New York Stock Exchange
0.300% Notes due 2028	IBM 28B	New York Stock Exchange
1.750% Notes due 2028	IBM 28A	New York Stock Exchange
1.500% Notes due 2029	IBM 29	New York Stock Exchange
0.875% Notes due 2030	IBM 30A	New York Stock Exchange
2.900% Notes due 2030	IBM 30C	New York Stock Exchange
1.750% Notes due 2031	IBM 31	New York Stock Exchange
3.625% Notes due 2031	IBM 31B	New York Stock Exchange
0.650% Notes due 2032	IBM 32A	New York Stock Exchange
3.150% Notes due 2033	IBM 33A	New York Stock Exchange
1.250% Notes due 2034	IBM 34	New York Stock Exchange
3.750% Notes due 2035	IBM 35	New York Stock Exchange
3.450% Notes due 2037	IBM 37	New York Stock Exchange
4.875% Notes due 2038	IBM 38	New York Stock Exchange
1.200% Notes due 2040	IBM 40	New York Stock Exchange
4.000% Notes due 2043	IBM 43	New York Stock Exchange
3.800% Notes due 2045	IBM 45A	New York Stock Exchange
7.00% Debentures due 2025	IBM 25	New York Stock Exchange
6.22% Debentures due 2027	IBM 27	New York Stock Exchange
6.50% Debentures due 2028	IBM 28	New York Stock Exchange
5.875% Debentures due 2032	IBM 32D	New York Stock Exchange
7.00% Debentures due 2045	IBM 45	New York Stock Exchange
7.125% Debentures due 2096	IBM 96	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant had 931,519,242 shares of common stock outstanding at June 30, 2025.

Part I - Financial Information
Item 1. Consolidated Financial Statements:
INTERNATIONAL BUSINESS MACHINES CORPORATION
AND SUBSIDIARY COMPANIES
CONSOLIDATED INCOME STATEMENT
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions except per share amounts)	2025	2024	2025	2024
Revenue:
Services	$7,682	$7,405	$14,962	$14,876
Sales	9,129	8,195	16,199	14,994
Financing	166	169	357	361
Total revenue	16,977	15,770	31,519	30,231
Cost:
Services	5,280	5,126	10,282	10,365
Sales	1,630	1,607	3,034	2,988
Financing	90	86	194	186
Total cost	7,001	6,820	13,511	13,539
Gross profit	9,977	8,950	18,008	16,692
Expense and other (income):
Selling, general and administrative	5,027	4,938	9,913	9,912
Research and development	2,097	1,840	4,047	3,637
Intellectual property and custom development income	(215)	(241)	(468)	(458)
Other (income) and expense	(39)	(233)	(204)	(550)
Interest expense	510	427	965	859
Total expense and other (income)	7,380	6,730	14,253	13,399
Income from continuing operations before income taxes	2,597	2,219	3,755	3,293
Provision for/(benefit from) income taxes	404	389	507	(112)
Income from continuing operations	$2,193	$1,830	$3,248	$3,405
Income from discontinued operations, net of tax	1	4	1	34
Net income	$2,194	$1,834	$3,249	$3,439

Earnings per share of common stock:
Assuming dilution:
Continuing operations	$2.31	$1.96	$3.43	$3.65
Discontinued operations	0.00	0.00	0.00	0.04
Total	$2.31	$1.96	$3.43	$3.68
Basic:
Continuing operations	$2.36	$1.99	$3.49	$3.71
Discontinued operations	0.00	0.00	0.00	0.04
Total	$2.36	$1.99	$3.50	$3.74

Weighted-average number of common shares outstanding: (millions)
Assuming dilution	948.0	934.4	946.7	933.9
Basic	930.8	920.3	929.4	918.7
(Amounts may not add due to rounding.)
(The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION
AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2025	2024	2025	2024
Net income	$2,194	$1,834	$3,249	$3,439
Other comprehensive income/(loss), before tax:
Foreign currency translation adjustments	(613)	2	(956)	57
Net changes related to available-for-sale securities:
Unrealized gains/(losses) arising during the period	(5)	1	2	1
Reclassification of (gains)/losses to net income	—	—	—	—
Total net changes related to available-for-sale securities	(5)	1	2	1
Unrealized gains/(losses) on cash flow hedges:
Unrealized gains/(losses) arising during the period	(82)	103	(141)	279
Reclassification of (gains)/losses to net income	(419)	(42)	(742)	28
Total unrealized gains/(losses) on cash flow hedges	(501)	61	(883)	307
Retirement-related benefit plans:
Prior service costs/(credits)	0	—	0	—
Net gains/(losses) arising during the period	0	0	0	1
Curtailments and settlements	5	2	7	4
Amortization of prior service costs/(credits)	(2)	(2)	(4)	(4)
Amortization of net (gains)/losses	157	258	308	519
Total retirement-related benefit plans	160	259	311	520
Other comprehensive income/(loss), before tax	(959)	322	(1,525)	885
Income tax (expense)/benefit related to items of other comprehensive income	493	(153)	753	(442)
Other comprehensive income/(loss), net of tax	(466)	169	(772)	442
Total comprehensive income	$1,728	$2,003	$2,476	$3,882
(Amounts may not add due to rounding.)
(The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION
AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEET
(UNAUDITED)
ASSETS

(Dollars in millions)	At June 30, 2025	At December 31, 2024
Assets:
Current assets:
Cash and cash equivalents	$11,943	$13,947
Restricted cash	83	214
Marketable securities	3,504	644
Notes and accounts receivable — trade (net of allowances of $109 in 2025 and $114 in 2024)	5,974	6,804
Short-term financing receivables:
Held for investment (net of allowances of $112 in 2025 and $109 in 2024)	5,586	6,259
Held for sale	746	900
Other accounts receivable (net of allowances of $41 in 2025 and $31 in 2024)	1,187	947
Inventory, at lower of average cost or net realizable value:
Finished goods	188	134
Work in process and raw materials	1,063	1,155
Total inventory	1,251	1,289
Deferred costs	1,182	959
Prepaid expenses and other current assets	2,796	2,520
Total current assets	34,253	34,482
Property, plant and equipment	18,160	17,691
Less: Accumulated depreciation	12,218	11,959
Property, plant and equipment — net	5,943	5,731
Operating right-of-use assets — net	3,315	3,197
Long-term financing receivables (net of allowances of $29 in 2025 and $19 in 2024)	6,171	5,353
Prepaid pension assets	7,983	7,492
Deferred costs	795	788
Deferred taxes	8,475	6,978
Goodwill	67,506	60,706
Intangible assets — net	12,253	10,660
Investments and sundry assets	1,891	1,787
Total assets	$148,585	$137,175
(Amounts may not add due to rounding.)
(The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION
AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEET – (CONTINUED)
(UNAUDITED)
LIABILITIES AND EQUITY

(Dollars in millions except per share amounts)	At June 30, 2025	At December 31, 2024
Liabilities:
Current liabilities:
Taxes	$1,681	$2,033
Short-term debt	8,945	5,089
Accounts payable	3,974	4,032
Compensation and benefits	3,353	3,605
Deferred income	15,022	13,907
Operating lease liabilities	820	768
Other accrued expenses and liabilities	3,932	3,709
Total current liabilities	37,726	33,142
Long-term debt	55,219	49,884
Retirement and nonpension postretirement benefit obligations	9,882	9,432
Deferred income	3,913	3,622
Operating lease liabilities	2,735	2,655
Other liabilities	11,522	11,048
Total liabilities	120,998	109,783
Equity:
IBM stockholders’ equity:
Common stock, par value $0.20 per share, and additional paid-in capital	62,392	61,380
Shares authorized: 4,687,500,000
Shares issued: 2025 - 2,284,546,988
2024 - 2,279,164,313
Retained earnings	151,367	151,163
Treasury stock - at cost	(170,209)	(169,968)
Shares: 2025 - 1,353,027,746
2024 - 1,352,874,243
Accumulated other comprehensive income/(loss)	(16,041)	(15,269)
Total IBM stockholders’ equity	27,509	27,307
Noncontrolling interests	79	86
Total equity	27,588	27,393
Total liabilities and equity	$148,585	$137,175
(Amounts may not add due to rounding.)
(The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION
AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
(Dollars in millions)	2025	2024
Cash flows from operating activities:
Net income	$3,249	$3,439
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation (1)	1,114	1,081
Amortization of capitalized software and acquired intangible assets	1,328	1,205
Stock-based compensation	842	636
Net (gain)/loss on divestitures, asset sales and other	(40)	(280)
Changes in operating assets and liabilities, net of acquisitions/divestitures	(421)	152
Net cash provided by operating activities	6,071	6,234

Cash flows from investing activities:
Payments for property, plant and equipment	(454)	(459)
Proceeds from disposition of property, plant and equipment/other	111	57
Investment in software	(314)	(358)
Purchases of marketable securities and other investments	(7,740)	(5,596)
Proceeds from disposition of marketable securities and other investments	4,962	3,917
Acquisition of businesses, net of cash acquired	(7,845)	(235)
Divestiture of businesses, net of cash transferred	(1)	703
Net cash provided by/(used in) investing activities	(11,281)	(1,971)

Cash flows from financing activities:
Proceeds from new debt	8,385	5,705
Payments to settle debt	(2,565)	(5,224)
Short-term borrowings/(repayments) less than 90 days — net	(29)	—
Common stock repurchases for tax withholdings	(437)	(350)
Proceeds from issuance of shares (2)	401	385
Financing — other (2)	(54)	(95)
Cash dividends paid	(3,112)	(3,058)
Net cash provided by/(used in) financing activities	2,589	(2,638)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	487	(236)
Net change in cash, cash equivalents and restricted cash	(2,134)	1,389

Cash, cash equivalents and restricted cash at January 1	14,160	13,089
Cash, cash equivalents and restricted cash at June 30	$12,026	$14,478

(1) Includes operating lease right-of-use assets amortization expense of $0.4 billion in 2025 and 2024.
(2) Prior-year amounts have been reclassified to conform to the change in 2025 presentation.
(Amounts may not add due to rounding.)
(The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION
AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENT OF EQUITY
(UNAUDITED)

(Dollars in millions except per share amounts)	Common Stock and Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income/(Loss)	Total IBM Stockholders' Equity	Non- Controlling Interests	Total Equity
Equity - April 1, 2025	$61,913	$150,703	$(170,160)	$(15,575)	$26,880	$72	$26,953
Net income plus other comprehensive income/(loss):
Net income		2,194			2,194		2,194
Other comprehensive income/(loss)				(466)	(466)		(466)
Total comprehensive income					$1,728		$1,728
Cash dividends paid — common stock ($1.68 per share)		(1,563)			(1,563)		(1,563)
Common stock issued under employee plans (1,896,410 shares)	479				479		479
Purchases (607,202 shares) and sales (833,460 shares) of treasury stock under employee plans — net		34	(49)		(15)		(15)
Changes in noncontrolling interests						7	7
Equity – June 30, 2025	$62,392	$151,367	$(170,209)	$(16,041)	$27,509	$79	$27,588

(Dollars in millions except per share amounts)	Common Stock and Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income/(Loss)	Total IBM Stockholders' Equity	Non- Controlling Interests	Total Equity
Equity - April 1, 2024	$60,145	$151,362	$(169,759)	$(18,488)	$23,261	$72	$23,333
Net income plus other comprehensive income/(loss):
Net income		1,834			1,834		1,834
Other comprehensive income/(loss)				169	169		169
Total comprehensive income					$2,003		$2,003
Cash dividends paid — common stock ($1.67 per share)		(1,537)			(1,537)		(1,537)
Common stock issued under employee plans (2,646,967 shares)	356				356		356
Purchases (856,885 shares) and sales (755,447 shares) of treasury stock under employee plans — net		(1)	(57)		(58)		(58)
Changes in noncontrolling interests						5	5
Equity - June 30, 2024	$60,501	$151,659	$(169,815)	$(18,319)	$24,026	$77	$24,103
(Amounts may not add due to rounding.)
(The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION
AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENT OF EQUITY – (CONTINUED)
(UNAUDITED)

(Dollars in millions except per share amounts)	Common Stock and Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income/(Loss)	Total IBM Stockholders' Equity	Non- Controlling Interests	Total Equity
Equity - January 1, 2025	$61,380	$151,163	$(169,968)	$(15,269)	$27,307	$86	$27,393
Net income plus other comprehensive income/(loss):
Net income		3,249			3,249		3,249
Other comprehensive income/(loss)				(772)	(772)		(772)
Total comprehensive income					$2,476		$2,476
Cash dividends paid — common stock ($3.35 per share)		(3,112)			(3,112)		(3,112)
Common stock issued under employee plans (5,381,471 shares)	1,012				1,012		1,012
Purchases (1,708,409 shares) and sales (1,554,907 shares) of treasury stock under employee plans — net		67	(241)		(174)		(174)
Changes in noncontrolling interests						(7)	(7)
Equity - June 30, 2025	$62,392	$151,367	$(170,209)	$(16,041)	$27,509	$79	$27,588

(Dollars in millions except per share amounts)	Common Stock and Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income/(Loss)	Total IBM Stockholders' Equity	Non- Controlling Interests	Total Equity
Equity - January 1, 2024	$59,643	$151,276	$(169,624)	$(18,761)	$22,533	$80	$22,613
Net income plus other comprehensive income/(loss):
Net income		3,439			3,439		3,439
Other comprehensive income/(loss)				442	442		442
Total comprehensive income					$3,882		$3,882
Cash dividends paid — common stock ($3.33 per share)		(3,058)			(3,058)		(3,058)
Common stock issued under employee plans (6,810,086 shares)	858				858		858
Purchases (1,944,555 shares) and sales (1,269,017 shares) of treasury stock under employee plans — net		3	(191)		(188)		(188)
Changes in noncontrolling interests						(3)	(3)
Equity - June 30, 2024	$60,501	$151,659	$(169,815)	$(18,319)	$24,026	$77	$24,103
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
For the six months ended June 30, 2024, the company reported a benefit from income taxes of $112 million. The benefit from income taxes was primarily driven by the resolution of certain tax audit matters in the first quarter of 2024.
On July 4, 2025, H.R. 1, a bill to provide for reconciliation, was signed into law in the United States as Public Law 119-21 (the Act). The Act incorporates various business tax provisions, including the permanent extension of key measures from the 2017 Tax Cuts and Jobs Act. The effects of changes in tax legislation must be recognized in the period of enactment. The company is currently assessing the tax effects of the Act and expects to record a one-time, non-cash charge in the Consolidated Income Statement for the period ending September 30, 2025, primarily for the remeasurement of deferred tax assets and liabilities related to Global Intangible Low-Taxed Income (GILTI), now renamed to Net Controlled Foreign Corporation Tested Income (NCTI).

Noncontrolling interest amounts, included as a reduction within other (income) and expense in the Consolidated Income Statement, were not material to the consolidated results for the periods presented.
The company has supplier finance programs with third-party financial institutions where the company agrees to pay the financial institutions the stated amounts of invoices from participating suppliers on the originally invoiced maturity date, which have an average term of 90 to 120 days, consistent with the company's standard payment terms. The financial institutions offer earlier payment of the invoices at the sole discretion of the supplier for a discounted amount. The company does not provide secured legal assets or other forms of guarantees under the arrangements. The company is not a party to the arrangements between its suppliers and the financial institutions. These obligations are recognized as accounts payable in the Consolidated Balance Sheet. The obligations outstanding under these programs were immaterial at June 30, 2025 and December 31, 2024.
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
Effect on Financial Statements or Other Significant Matters– The company continues to evaluate the need for any changes to systems, processes, data or controls to meet the additional disclosure requirements. As the guidance is a change to disclosures only, it will impact the Notes to the Consolidated Financial Statements but will not impact the consolidated financial results.
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
The following tables provide details of revenue by major products/service offerings and revenue by geography.
Revenue by Major Products/Service Offerings

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2025	2024 (1)	2025	2024 (1)
Hybrid Cloud	$1,796	$1,547	$3,483	$3,057
Automation	1,883	1,620	3,467	3,012
Data	1,499	1,378	2,736	2,550
Transaction Processing	2,208	2,194	4,037	4,019
Total Software	$7,387	$6,739	$13,722	$12,637
Strategy and Technology	2,920	2,895	5,702	5,757
Intelligent Operations	2,395	2,284	4,680	4,608
Total Consulting	$5,314	$5,179	$10,382	$10,365
Hybrid Infrastructure	2,866	2,360	4,512	4,163
Infrastructure Support	1,275	1,285	2,515	2,558
Total Infrastructure	$4,142	$3,645	$7,027	$6,721
Financing (2)	166	169	357	362
Other (3)	(31)	38	30	146
Total revenue	$16,977	$15,770	$31,519	$30,231

(1)Prior-year amounts recast to reflect January 2025 changes to the reported revenue categories within Software and Consulting segments.
(2)Contains lease and loan financing arrangements which are not subject to the guidance on revenue from contracts with customers.
(3)Includes reductions in revenue for estimated residual value less related unearned income on sales-type leases, which reflects the new z17 launch in June 2025. Refer to note A, "Significant Accounting Policies," in the company's 2024 Annual Report for additional information.
Revenue by Geography

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2025	2024	2025	2024
Americas	$8,462	$7,979	$15,668	$15,275
Europe/Middle East/Africa	5,413	4,722	9,965	9,035
Asia Pacific	3,103	3,069	5,886	5,922
Total	$16,977	$15,770	$31,519	$30,231
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

Notes to Consolidated Financial Statements — (continued)
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
At June 30, 2025, the aggregate amount of the transaction price allocated to RPO related to customer contracts that are unsatisfied or partially unsatisfied was approximately $66 billion. Approximately 69 percent of the amount is expected to be recognized as revenue in the subsequent two years, approximately 27 percent in the subsequent three to five years and the balance thereafter.
Revenue Recognized for Performance Obligations Satisfied (or Partially Satisfied) in Prior Periods
For the three and six months ended June 30, 2025, revenue recognized for performance obligations satisfied or partially satisfied in prior periods was immaterial.
Reconciliation of Contract Balances
The following table provides information about notes and accounts receivable — trade, contract assets and deferred income balances.

(Dollars in millions)	At June 30, 2025	At December 31, 2024
Notes and accounts receivable — trade (net of allowances of $109 in 2025 and $114 in 2024)	$5,974	$6,804
Contract assets (1)	$495	$433
Deferred income (current)	$15,022	$13,907
Deferred income (noncurrent)	$3,913	$3,622

(1)Included within prepaid expenses and other current assets in the Consolidated Balance Sheet.
The amount of revenue recognized during the six months ended June 30, 2025 that was included within the deferred income balance at December 31, 2024 was $7.8 billion and was primarily related to software and services.
The following table provides roll forwards of the notes and accounts receivable–trade allowance for expected credit losses for the six months ended June 30, 2025 and the year ended December 31, 2024.

(Dollars in millions)
January 1, 2025	Additions / (Releases)	Write-offs (1)	Foreign currency and other	June 30, 2025
$114	$(2)	$(14)	$11	$109

January 1, 2024	Additions / (Releases)	Write-offs (1)	Foreign currency and other	December 31, 2024
$192	$(2)	$(78)	$2	$114
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

Management System Segment View

(Dollars in millions)	Software	Consulting	Infrastructure	Financing	Total Segments
For the three months ended June 30, 2025:
Revenue	$7,387	$5,314	$4,142	$166	$17,009
Segment cost	1,190	3,854	1,593	90	6,727
Other expenses and (income) (1)	3,900	898	1,583	(103)	6,278
Segment profit	$2,296	$562	$965	$179	$4,003
Revenue year-to-year change	9.6%	2.6%	13.6%	(1.7)%	8.1%
Segment profit year-to-year change	8.7%	21.3%	47.6%	134.2%	21.1%
Segment profit margin	31.1%	10.6%	23.3%	107.9%	23.5%

For the three months ended June 30, 2024:
Revenue	$6,739	$5,179	$3,645	$169	$15,732
Segment cost	1,105	3,816	1,585	86	6,592
Other expenses and (income) (1)	3,522	899	1,406	6	5,833
Segment profit	$2,113	$463	$654	$77	$3,306
Segment profit margin	31.3%	8.9%	17.9%	45.3%	21.0%

(1)Other expenses and (income) by segment primarily includes:
Software – Selling, general and administrative (SG&A) expense, Research and development (R&D) expense, Other income and expense
Consulting – SG&A expense
Infrastructure – SG&A expense, R&D expense, Other expense, Intellectual property and custom development income
Financing – Intercompany financing net other income which reflects IBM Z product cycle dynamics, SG&A expense

Notes to Consolidated Financial Statements — (continued)
Reconciliations to IBM as Reported:

(Dollars in millions)
For the three months ended June 30:	2025	2024
Revenue:
Total reportable segments	$17,009	$15,732
Other‒divested businesses	(1)	0
Other revenue (1)	(30)	38
Total revenue from continuing operations	$16,977	$15,770

Pre-tax income from continuing operations:
Total reportable segment profit	$4,003	$3,306
Amortization of acquired intangible assets	(549)	(439)
Acquisition-related charges (2)	(26)	(36)
Non-operating retirement-related (costs)/income	(25)	(98)
Stock-based compensation (3)	(424)	(316)
Net interest excluding the Financing segment	(343)	(218)
Workforce rebalancing charges (3)	(17)	(18)
Other‒divested businesses	(20)	(4)
Unallocated corporate amounts and other	(2)	41
Total pre-tax income from continuing operations	$2,597	$2,219

(1)Includes reductions in revenue for the estimated residual value less related unearned income on sales-type leases, which reflects the new z17 launch in June 2025. Refer to note A, “Significant Accounting Policies,” in the company’s 2024 Annual Report for additional information.
(2)2024 includes the impact of foreign exchange derivative contracts entered into by the company prior to the acquisition of StreamSets and webMethods from Software AG. Refer to note 16, "Derivative Financial Instruments," for additional information.
(3)Excludes certain acquisition-related charges.

Notes to Consolidated Financial Statements — (continued)
Management System Segment View

(Dollars in millions)	Software	Consulting	Infrastructure	Financing	Total Segments
For the six months ended June 30, 2025:
Revenue	$13,722	$10,382	$7,027	$357	$31,489
Segment cost	2,232	7,540	2,957	194	12,923
Other expenses and (income) (1)	7,347	1,721	2,858	(84)	11,842
Segment profit	$4,143	$1,121	$1,213	$248	$6,725
Revenue year-to-year change	8.6%	0.2%	4.6%	(1.2)%	4.7%
Segment profit year-to-year change	14.7%	26.2%	25.7%	47.1%	19.4%
Segment profit margin	30.2%	10.8%	17.3%	69.3%	21.4%

For the six months ended June 30, 2024:
Revenue	$12,637	$10,365	$6,721	$362	$30,085
Segment cost	2,144	7,689	2,995	186	13,013
Other expenses and (income) (1)	6,882	1,788	2,761	8	11,439
Segment profit	$3,612	$888	$965	$168	$5,633
Segment profit margin	28.6%	8.6%	14.4%	46.5%	18.7%

(1)Other expenses and (income) by segment primarily includes:
Software – SG&A expense, R&D expense, Other income
Consulting – SG&A expense
Infrastructure – R&D expense, SG&A expense, Other expense, Intellectual property and custom development income
Financing – Intercompany financing net other income which reflects IBM Z product cycle dynamics, SG&A expense

Notes to Consolidated Financial Statements — (continued)
Reconciliations to IBM as Reported:

(Dollars in millions)
For the six months ended June 30:	2025	2024
Revenue:
Total reportable segments	$31,489	$30,085
Other‒divested businesses	(1)	35
Other revenue (1)	31	111
Total revenue from continuing operations	$31,519	$30,231

Pre-tax income from continuing operations:
Total reportable segment profit	$6,725	$5,633
Amortization of acquired intangible assets	(1,044)	(866)
Acquisition-related charges (2)	(88)	(96)
Non-operating retirement-related (costs)/income	(48)	(194)
Stock-based compensation (3)	(825)	(636)
Net interest excluding the Financing segment	(608)	(442)
Workforce rebalancing charges (3)	(333)	(392)
Other‒divested businesses (4)	(28)	235
Unallocated corporate amounts and other	3	50
Total pre-tax income from continuing operations	$3,755	$3,293

(1)Includes reductions in revenue for the estimated residual value less related unearned income on sales-type leases, which reflects the new z17 launch in June 2025. Refer to note A, “Significant Accounting Policies,” in the company’s 2024 Annual Report for additional information.
(2)2024 includes the impact of foreign exchange derivative contracts entered into by the company prior to the acquisition of StreamSets and webMethods from Software AG. Refer to note 16, "Derivative Financial Instruments," for additional information.
(3)Excludes certain acquisition-related charges.
(4)2024 includes a gain from the divestiture of The Weather Company assets.

Notes to Consolidated Financial Statements — (continued)
Other Reportable Segment Items

(Dollars in millions)	Software	Consulting	Infrastructure	Financing	Total Segments
For the three months ended June 30, 2025:
Depreciation (1) /amortization of non-acquired intangibles	$134	$20	$278	$0	$433
Interest Income	—	—	—	162	162
Interest Expense	—	—	—	84	84

For the three months ended June 30, 2024:
Depreciation (1) /amortization of non-acquired intangibles	$135	$26	$269	$3	$432
Interest Income	—	—	—	163	163
Interest Expense	—	—	—	95	95

(Dollars in millions)	Software	Consulting	Infrastructure	Financing	Total Segments
For the six months ended June 30, 2025:
Depreciation (1) /amortization of non-acquired intangibles	$255	$40	$544	$2	$842
Interest Income	—	—	—	338	338
Interest Expense	—	—	—	173	173

For the six months ended June 30, 2024:
Depreciation (1) /amortization of non-acquired intangibles	$263	$53	$535	$5	$856
Interest Income	—	—	—	343	343
Interest Expense	—	—	—	197	197

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
During the six months ended June 30, 2025, the company completed four acquisitions within the Software segment and two acquisitions within the Consulting segment at an aggregate total purchase price of $8,887 million. These acquisitions are expected to enhance the company’s portfolio of products and services capabilities and further advance IBM’s hybrid cloud and AI strategy.
At June 30, 2025, the remaining cash to be remitted by the company related to certain first-half 2025 acquisitions was $152 million, of which $63 million was classified as restricted cash in the Consolidated Balance Sheet. The remaining cash amount is primarily expected to be paid in 2026 and will be presented as financing activity in the Consolidated Statement of Cash Flows at settlement.
The following table reflects the purchase price related to these acquisitions and the resulting purchase price allocations as of June 30, 2025.

(Dollars in millions)	Amortization Life (in years)	HashiCorp, Inc. (HashiCorp)	Other Acquisitions
Current assets (1)		$1,451	$151
Property, plant and equipment/noncurrent assets		457	104
Intangible assets:
Goodwill	N/A	4,675	945
Client relationships	5-13	980	295
Completed technology	5-7	770	193
Trademarks	1-7	85	6
Total assets acquired		$8,418	$1,694
Current liabilities		478	137
Noncurrent liabilities		507	104
Total liabilities assumed		$985	$241
Total purchase price		$7,433	$1,453

(1)Includes $929 million of cash and cash equivalents and $331 million of short-term marketable securities acquired from HashiCorp at the acquisition date.
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

Notes to Consolidated Financial Statements — (continued)
HashiCorp — On February 27, 2025, the company completed the acquisition of all of the outstanding shares of HashiCorp. The combined IBM and HashiCorp portfolios help clients manage growing application and infrastructure complexity and create a comprehensive end-to-end hybrid cloud platform designed for the AI era. HashiCorp's shareholders on record immediately prior to the effective time on the closing date received $35 per share in cash, representing a total equity value of approximately $7.2 billion. The following table reflects the consideration paid related to the acquisition.

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
Goodwill of $4,532 million and $143 million was assigned to the Software and Consulting segments, respectively. It is expected that none of the goodwill will be deductible for tax purposes. The overall weighted-average useful life of the identified amortizable intangible assets acquired was 9.8 years. In connection with the acquisition, the company issued and assumed 1.7 million stock awards with a fair value of $381 million. Refer to note 17, "Stock-Based Compensation," for additional information. The acquisition was integrated into the Software segment.
Other Acquisitions — Goodwill of $482 million and $463 million was assigned to the Consulting and Software segments, respectively. It is expected that 2 percent of the goodwill will be deductible for tax purposes. The overall weighted-average useful life of the identified amortizable intangible assets acquired was 6.6 years.
6. Other (Income) and Expense:
Components of other (income) and expense are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2025	2024	2025	2024
Other (income) and expense:
(Gains)/losses on foreign currency transactions (1)	$773	$(140)	$1,215	$(345)
(Gains)/losses on derivative instruments (1)	(601)	140	(1,043)	427
Interest income	(172)	(217)	(363)	(427)
Net (gains)/losses from securities and investment assets	(19)	0	10	(10)
Retirement-related costs/(income)	25	98	48	194
Other (2)	(45)	(114)	(71)	(389)
Total other (income) and expense	$(39)	$(233)	$(204)	$(550)

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

Notes to Consolidated Financial Statements — (continued)
7. Earnings Per Share of Common Stock:
The following tables provide the computation of basic and diluted earnings per share of common stock for the three and six months ended June 30, 2025 and 2024.

(Dollars in millions except per share amounts)
For the three months ended June 30:	2025	2024
Number of shares on which basic earnings per share is calculated:
Weighted-average shares outstanding during period	930,807,276	920,287,541
Add — Incremental shares under stock-based compensation plans	14,690,010	11,883,820
Add — Incremental shares associated with contingently issuable shares	2,464,631	2,226,234
Number of shares on which diluted earnings per share is calculated	947,961,917	934,397,595

Income from continuing operations	$2,193	$1,830
Income from discontinued operations, net of tax	1	4
Net income on which basic and dilutive earnings per share is calculated	$2,194	$1,834

Earnings per share of common stock:
Assuming dilution
Continuing operations	$2.31	$1.96
Discontinued operations	0.00	0.00
Total	$2.31	$1.96
Basic
Continuing operations	$2.36	$1.99
Discontinued operations	0.00	0.00
Total	$2.36	$1.99
Stock options to purchase 1,852,037 shares and 2,985,594 shares were outstanding as of June 30, 2025 and 2024, respectively, but were not included in the computation of diluted earnings per share because the exercise price of the options during the respective period was greater than the average market price of the common shares, and therefore, the effect would have been antidilutive.

Notes to Consolidated Financial Statements — (continued)

(Dollars in millions except per share amounts)
For the six months ended June 30:	2025	2024
Number of shares on which basic earnings per share is calculated:
Weighted-average shares outstanding during period	929,407,000	918,733,160
Add — Incremental shares under stock-based compensation plans	14,955,436	13,070,105
Add — Incremental shares associated with contingently issuable shares	2,302,637	2,111,189
Number of shares on which diluted earnings per share is calculated	946,665,073	933,914,454

Income from continuing operations	$3,248	$3,405
Income/(loss) from discontinued operations, net of tax	1	34
Net income on which basic and dilutive earnings per share is calculated	$3,249	$3,439

Earnings/(loss) per share of common stock:
Assuming dilution
Continuing operations	$3.43	$3.65
Discontinued operations	0.00	0.04
Total	$3.43	$3.68
Basic
Continuing operations	$3.49	$3.71
Discontinued operations	0.00	0.04
Total	$3.50	$3.74
Stock options to purchase 1,855,810 shares and 1,523,477 shares (average of first and second quarter share amounts) were outstanding as of June 30, 2025 and 2024, respectively, but were not included in the computation of diluted earnings per share because the exercise price of the options during the respective period was greater than the average market price of the common shares, and therefore, the effect would have been antidilutive.
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
Available-for-sale securities are measured for impairment on a recurring basis by comparing the security’s fair value with its amortized cost basis. If the fair value of the security falls below its amortized cost basis, the change in fair value is recognized in the period the impairment is identified when the loss is due to credit factors. The change in fair value due to non-credit factors is recorded in other comprehensive income when the company does not intend to sell and has the ability to hold the investment. The company’s standard practice is to hold all of its debt security investments classified as available-for-sale until maturity. No impairments for credit losses and no material non-credit impairments were recorded for the three and six months ended June 30, 2025 and 2024, respectively.
Certain non-financial assets such as property, plant and equipment, operating right-of-use assets, goodwill and intangible assets are also subject to nonrecurring fair value measurements if they are deemed to be impaired. The impairment models used for non-financial assets depend on the type of asset. There were no material impairments of non-financial assets for the three and six months ended June 30, 2025 and 2024, respectively.

Notes to Consolidated Financial Statements — (continued)
The following table presents the company’s financial assets and financial liabilities that are measured at fair value on a recurring basis at June 30, 2025 and December 31, 2024.

	Fair Value Hierarchy Level	At June 30, 2025		At December 31, 2024
(Dollars in millions)		Assets (5)	Liabilities (6)	Assets (5)	Liabilities (6)
Cash equivalents: (1)
Time deposits, certificates of deposit and other (2)	2	$6,652	N/A	$6,663	N/A
Money market funds	1	564	N/A	284	N/A
Total cash equivalents		$7,216	N/A	$6,948	N/A
Equity investments	1	—	N/A	—	N/A
Debt securities-current (2) (3)	2	3,504	N/A	644	N/A
Debt securities-noncurrent (2) (4)	2,3	4	N/A	124	N/A
Derivatives designated as hedging instruments:
Interest rate contracts	2	1	214	—	362
Foreign exchange contracts	2	500	591	645	294
Derivatives not designated as hedging instruments:
Foreign exchange contracts	2	51	15	22	43
Equity contracts	2	116	0	4	27
Total		$11,391	$820	$8,386	$726

(1)Included within cash and cash equivalents in the Consolidated Balance Sheet.
(2)Available-for-sale debt securities with carrying values that approximate fair value.
(3)Term deposits and government securities that are reported within marketable securities in the Consolidated Balance Sheet.
(4)December 31, 2024 balance includes a seller financing loan of approximately $100 million in connection with the divestiture of The Weather Company assets that was repaid early by the debtor in the second quarter of 2025, reported within investments and sundry assets in the Consolidated Balance Sheet.
(5)The gross balances of derivative assets contained within prepaid expenses and other current assets, and investments and sundry assets in the Consolidated Balance Sheet at June 30, 2025 were $329 million and $338 million, respectively, and at December 31, 2024 were $575 million and $96 million, respectively.
(6)The gross balances of derivative liabilities contained within other accrued expenses and liabilities, and other liabilities in the Consolidated Balance Sheet at June 30, 2025 were $559 million and $262 million, respectively, and at December 31, 2024 were $262 million and $463 million, respectively.
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
Loans and Long-Term Receivables
Fair values are based on discounted future cash flows using current interest rates offered for similar loans to clients with similar credit ratings for the same remaining maturities. At June 30, 2025 and December 31, 2024, the difference between the carrying amount and estimated fair value for loans and long-term receivables was immaterial. If measured at fair value in the financial statements, these financial instruments would be classified as Level 3 in the fair value hierarchy.

Notes to Consolidated Financial Statements — (continued)
Long-Term Debt
Fair value of publicly traded long-term debt is based on quoted market prices for the identical liability when traded as an asset in an active market. For other long-term debt (including long-term finance lease liabilities) for which a quoted market price is not available, an expected present value technique that uses rates currently available to the company for debt with similar terms and remaining maturities is used to estimate fair value. The carrying amount of long-term debt was $55,219 million and $49,884 million, and the estimated fair value was $52,968 million and $47,389 million at June 30, 2025 and December 31, 2024, respectively. If measured at fair value in the financial statements, long-term debt (including the current portion) would be classified as Level 2 in the fair value hierarchy.
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
A summary of the components of the company’s financing receivables is presented as follows:

	Client Financing Receivables
	Client Loan and Installment Payment Receivables	Investment in Sales-Type and Direct Financing
			Commercial Financing Receivables
(Dollars in millions)			Held for	Held for
At June 30, 2025	(Loans)	Leases	Investment	Sale (1)	Total
Financing receivables, gross	$8,060	$3,769	$541	$746	$13,116
Unearned income	(645)	(401)	—	—	(1,045)
Unguaranteed residual value	—	574	—	—	574
Amortized cost	$7,415	$3,942	$541	$746	$12,644
Allowance for credit losses	(69)	(67)	(5)	—	(141)
Total financing receivables, net	$7,346	$3,875	$536	$746	$12,503
Current portion	$3,561	$1,489	$536	$746	$6,333
Noncurrent portion	$3,785	$2,386	$—	$—	$6,171

	Client Financing Receivables
	Client Loan and Installment Payment Receivables	Investment in Sales-Type and Direct Financing
			Commercial Financing Receivables
(Dollars in millions)			Held for	Held for
At December 31, 2024	(Loans)	Leases	Investment	Sale (1)	Total
Financing receivables, gross	$7,425	$3,406	$1,322	$900	$13,052
Unearned income	(547)	(344)	—	—	(891)
Unguaranteed residual value	—	479	—	—	479
Amortized cost	$6,878	$3,540	$1,322	$900	$12,639
Allowance for credit losses	(73)	(50)	(5)	—	(128)
Total financing receivables, net	$6,804	$3,491	$1,317	$900	$12,512
Current portion	$3,535	$1,408	$1,317	$900	$7,159
Noncurrent portion	$3,269	$2,083	$—	$—	$5,353

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
Financing receivables pledged as collateral for secured borrowings were $166 million and $213 million at June 30, 2025 and December 31, 2024, respectively. These borrowings are included in note 12, “Borrowings.”
Transfer of Financial Assets
Effective January 1, 2025, the company extended its existing agreement for a 26-month term with a third-party investor to sell up to $1.3 billion of IBM short-term commercial financing receivables on a revolving basis. In addition, the company enters into agreements with third-party financial institutions to sell certain of its client financing receivables, including both loan and lease receivables, for cash proceeds. There were no material client financing receivables transferred for the six months ended June 30, 2025 and 2024.
The following table presents the total amount of commercial financing receivables transferred.

(Dollars in millions)
For the six months ended June 30:	2025	2024
Commercial financing receivables:
Receivables transferred during the period	$3,715	$3,686
Receivables uncollected at end of period (1)	$686	$786

(1)Of the total amount of commercial financing receivables sold and derecognized from the Consolidated Balance Sheet, the amounts presented remained uncollected from business partners as of June 30, 2025 and 2024.
The transfer of these receivables qualified as true sales and therefore reduced financing receivables. The cash proceeds from the sales are included in cash flows from operating activities. For the six months ended June 30, 2025 and 2024, the net loss, including fees, associated with the transfer of commercial financing receivables was $25 million and $33 million, respectively, and is included in other (income) and expense in the Consolidated Income Statement. For the company’s policy on determining treatment for transfer of financial assets, refer to note A, “Significant Accounting Policies,” in the company’s 2024 Annual Report.
Financing Receivables by Portfolio Segment
The following tables present the amortized cost basis for client financing receivables at June 30, 2025 and December 31, 2024, further segmented by three classes: Americas, Europe/Middle East/Africa (EMEA) and Asia Pacific. The commercial financing receivables portfolio segment is excluded from the tables in the sections below as the receivables are short term in nature and the current estimated risk of loss and resulting impact to the company’s financial results are not material.

(Dollars in millions)
At June 30, 2025:	Americas	EMEA	Asia Pacific	Total
Amortized cost	$6,293	$3,515	$1,549	$11,357
Allowance for credit losses:
Beginning balance at January 1, 2025	$69	$45	$9	$123
Write-offs	$(14)	$0	$0	$(14)
Recoveries	0	0	0	0
Additions/(releases)	9	5	2	16
Other (1)	5	6	0	11
Ending balance at June 30, 2025	$69	$56	$11	$136

(1)Primarily represents translation adjustments.

Notes to Consolidated Financial Statements — (continued)

(Dollars in millions)
At December 31, 2024:	Americas	EMEA	Asia Pacific	Total
Amortized cost	$5,861	$3,128	$1,429	$10,418
Allowance for credit losses:
Beginning balance at January 1, 2024	$92	$48	$11	$150
Write-offs	$(2)	$(1)	$0	$(3)
Recoveries	1	0	0	1
Additions/(releases)	(10)	0	(2)	(12)
Other (1)	(11)	(2)	0	(14)
Ending balance at December 31, 2024	$69	$45	$9	$123

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

(Dollars in millions)	Total Amortized Cost	Amortized Cost > 90 Days (1)	Amortized Cost > 90 Days and Accruing (1)	Billed Invoices > 90 Days and Accruing	Amortized Cost Not Accruing (2)
At June 30, 2025:
Americas	$6,293	$56	$8	$1	$50
EMEA	3,515	32	1	0	32
Asia Pacific	1,549	10	3	0	7
Total client financing receivables	$11,357	$99	$12	$2	$90

(Dollars in millions)	Total Amortized Cost	Amortized Cost > 90 Days (1)	Amortized Cost > 90 Days and Accruing (1)	Billed Invoices > 90 Days and Accruing	Amortized Cost Not Accruing (2)
At December 31, 2024:
Americas	$5,861	$66	$7	$1	$62
EMEA	3,128	29	1	0	28
Asia Pacific	1,429	8	0	0	7
Total client financing receivables	$10,418	$103	$8	$1	$97

(1)At a contract level, which includes total billed and unbilled amounts for financing receivables aged greater than 90 days.
(2)Of the amortized cost not accruing, there was a related allowance of $88 million and $94 million at June 30, 2025 and December 31, 2024, respectively. Financing income recognized on these receivables was immaterial for the three and six months ended June 30, 2025 and 2024, respectively.
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

Notes to Consolidated Financial Statements — (continued)
The following tables present the amortized cost basis for client financing receivables by credit quality indicator at June 30, 2025 and December 31, 2024, respectively. Receivables with a credit quality indicator ranging from Aaa to Baa3 are considered investment grade. All others are considered non-investment grade. The credit quality indicators reflect mitigating credit enhancement actions taken by customers which reduce the risk to IBM. Gross write-offs by vintage year at June 30, 2025 and December 31, 2024 were not material.

(Dollars in millions)	Americas		EMEA		Asia Pacific
At June 30, 2025:	Aaa – Baa3	Ba1 – C	Aaa – Baa3	Ba1 – C	Aaa – Baa3	Ba1 – C
Vintage year:
2025	$2,058	$251	$774	$208	$385	$64
2024	1,545	332	944	461	469	57
2023	926	297	295	216	252	14
2022	587	68	302	130	191	21
2021	127	11	83	16	49	3
2020 and prior	40	50	42	46	31	14
Total	$5,282	$1,010	$2,439	$1,076	$1,377	$172

(Dollars in millions)	Americas		EMEA		Asia Pacific
At December 31, 2024:	Aaa – Baa3	Ba1 – C	Aaa – Baa3	Ba1 – C	Aaa – Baa3	Ba1 – C
Vintage year:
2024	$2,080	$621	$1,145	$514	$616	$77
2023	1,372	310	341	258	285	19
2022	950	113	408	194	254	26
2021	233	24	125	27	69	5
2020	43	17	29	15	36	8
2019 and prior	53	44	37	35	26	7
Total	$4,732	$1,129	$2,085	$1,043	$1,287	$142
Modifications
The company did not have any significant modifications due to clients experiencing financial difficulty during the six months ended June 30, 2025 or for the year ended December 31, 2024.
10. Leases:
Accounting for Leases as a Lessor
The following table presents amounts included in the Consolidated Income Statement related to lessor activity.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2025	2024	2025	2024
Lease income — sales-type and direct financing leases:
Sales-type lease selling price	$877	$367	$947	$480
Less: Carrying value of underlying assets (1)	(152)	(66)	(182)	(94)
Gross profit	$725	$301	$765	$386
Interest income on lease receivables	54	69	115	138
Total sales-type and direct financing lease income	$779	$370	$881	$524
Lease income — operating leases	11	16	21	34
Variable lease income	16	18	28	38
Total lease income	$806	$404	$930	$596

(1)Excludes unguaranteed residual value.

Notes to Consolidated Financial Statements — (continued)
11. Intangible Assets Including Goodwill:
Intangible Assets
The following tables present the company's intangible asset balances by major asset class.

	At June 30, 2025
(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount (1)
Intangible asset class:
Capitalized software	$1,290	$(405)	$885
Client relationships	11,221	(5,073)	6,148
Completed technology	7,364	(3,642)	3,722
Patents/trademarks	2,003	(603)	1,399
Other (2)	138	(39)	99
Total	$22,016	$(9,763)	$12,253

	At December 31, 2024
(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount (1)
Intangible asset class:
Capitalized software	$1,282	$(492)	$790
Client relationships	9,704	(4,387)	5,317
Completed technology	6,297	(3,164)	3,132
Patents/trademarks	1,826	(519)	1,307
Other (2)	138	(24)	114
Total	$19,247	$(8,587)	$10,660

(1)Amounts at June 30, 2025 and December 31, 2024 include an increase in the net intangible asset balance of $190 million and a decrease in the net intangible asset balance of $126 million, respectively, due to foreign currency translation.
(2)Other intangibles are primarily acquired proprietary and non-proprietary technology licenses, data, business processes, methodologies and systems.
The net carrying amount of intangible assets increased $1,593 million during the first six months of 2025, primarily due to additions of acquired intangibles from business combinations of $2,329 million, primarily driven by the acquisition of HashiCorp in the first quarter of 2025 and additions of capitalized software, partially offset by intangible asset amortization. The aggregate intangible asset amortization expense was $687 million and $1,328 million for the three and six months ended June 30, 2025 and $607 million and $1,205 million for the three and six months ended June 30, 2024, respectively. During the six months ended June 30, 2025, the company retired $392 million of fully amortized intangible assets, impacting both the gross carrying amount and accumulated amortization by this amount.
The future amortization expense relating to intangible assets currently recorded in the Consolidated Balance Sheet was estimated to be the following at June 30, 2025:

(Dollars in millions)	Capitalized Software	Acquired Intangibles	Total
Remainder of 2025	$246	$1,146	$1,392
2026	377	2,246	2,623
2027	219	2,203	2,423
2028	43	1,898	1,941
2029	0	1,231	1,231
Thereafter	—	2,643	2,643

Notes to Consolidated Financial Statements — (continued)
Goodwill
The changes in the goodwill balances by segment for the six months ended June 30, 2025 and for the year ended December 31, 2024 were as follows:

(Dollars in millions)	Balance	Goodwill Additions	Purchase Price Adjustments		Foreign Currency Translation and Other Adjustments (1)	Balance
Segment	1/1/2025			Divestitures		6/30/2025
Software	$47,136	$4,994	$12	$—	$912	$53,054
Consulting	9,206	613	11	—	230	10,059
Infrastructure	4,363	—	0	0	31	4,393
Other	—	—	—	—	—	—
Total	$60,706	$5,607	$22	$0	$1,172	$67,506

(Dollars in millions)	Balance	Goodwill Additions	Purchase Price Adjustments		Foreign Currency Translation and Other Adjustments (1)	Balance
Segment	1/1/2024			Divestitures		12/31/2024
Software	$46,447	$1,511	$(51)	$—	$(770)	$47,136
Consulting	8,883	469	(3)	(1)	(142)	9,206
Infrastructure	4,384	8	(1)	—	(28)	4,363
Other (2)	464	—	—	(464)	—	—
Total	$60,178	$1,987	$(55)	$(465)	$(940)	$60,706

(1)Primarily driven by foreign currency translation.
(2)In the first quarter of 2024, the company derecognized goodwill related to the divestiture of The Weather Company assets.
Goodwill additions recorded in the six months ended June 30, 2025 were primarily driven by the acquisition of HashiCorp. Refer to note 5, “Acquisitions & Divestitures,” for additional information.
There were no goodwill impairment losses recorded during the six months ended June 30, 2025 or the year ended December 31, 2024 and the company has no accumulated impairment losses. Purchase price adjustments recorded during the six months ended June 30, 2025 and the year ended December 31, 2024 were related to acquisitions that were still subject to the measurement period that ends at the earlier of 12 months from the acquisition date or when information becomes available. Net purchase price adjustments recorded in the six months ended June 30, 2025 and the year ended December 31, 2024 were not material.
12. Borrowings:
Short-Term Debt
The company's total short-term debt at June 30, 2025 and December 31, 2024 was $8,945 million and $5,089 million, respectively, and primarily consisted of current maturities of long-term debt detailed in “Long-Term Debt” below.

Notes to Consolidated Financial Statements — (continued)
Long-Term Debt
Pre-Swap Borrowing

		Balance	Balance
(Dollars in millions)	Maturities	6/30/2025	12/31/2024
U.S. dollar debt (weighted-average interest rate at June 30, 2025): (1)
5.1%	2025	$1,600	$1,601
3.7%	2026	5,800	5,800
3.3%	2027	4,119	4,119
4.8%	2028	2,320	1,313
3.6%	2029	3,752	3,750
3.2%	2030	2,355	1,350
4.8%	2031	500	500
4.6%	2032	2,700	1,850
4.8%	2033	750	750
4.9%	2034	1,000	1,000
5.2%	2035	900	—
8.0%	2038	83	83
4.5%	2039	2,745	2,745
2.9%	2040	650	650
4.0%	2042	1,107	1,107
5.3%	2044	1,000	1,000
7.0%	2045	27	27
4.7%	2046	650	650
4.3%	2049	3,000	3,000
3.0%	2050	750	750
4.2%	2052	1,400	1,400
5.1%	2053	650	650
5.3%	2054	1,400	1,400
5.7%	2055	1,000	—
7.1%	2096	316	316
		$40,576	$35,813
Euro debt (weighted-average interest rate at June 30, 2025): (1)
2.9%	2025	$1,174	$3,106
2.3%	2027	2,348	2,071
0.7%	2028	2,113	1,863
1.5%	2029	1,174	1,035
1.7%	2030	2,054	1,035
2.7%	2031	2,935	2,588
0.7%	2032	1,878	1,656
3.2%	2033	1,291	—
1.3%	2034	1,174	1,035
3.8%	2035	1,174	1,035
3.5%	2037	1,056	—
1.2%	2040	998	880
4.0%	2043	1,174	1,035
3.8%	2045	880	—
		$21,422	$17,340
Other currencies (weighted-average interest rate at June 30, 2025): (1)
Pound sterling (4.9%)	2038	$1,027	$939
Japanese yen (0.9%)	2026–2028	880	808
Other (13.8%)	2025–2027	158	212
		$64,063	$55,111
Finance lease obligations (4.8% weighted-average interest rate at June 30, 2025)	2025–2035	1,180	1,000
		$65,242	$56,112
Less: net unamortized discount		825	824
Less: net unamortized debt issuance costs		197	168
Add: fair value adjustment (2)		(57)	(176)
		$64,164	$54,943
Less: current maturities		8,944	5,059
Total		$55,219	$49,884

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
Pre-swap annual contractual obligations of long-term debt outstanding at June 30, 2025, were as follows:

(Dollars in millions)	Total
Remainder of 2025	$2,968
2026	6,431
2027	6,732
2028	5,200
2029	5,083
Thereafter	38,828
Total	$65,242
Interest on Debt

(Dollars in millions)
For the six months ended June 30:	2025	2024
Cost of financing	$173	$167
Interest expense	965	859
Interest capitalized	4	6
Total interest paid and accrued	$1,141	$1,032
Lines of Credit
On June, 20, 2025, the company amended its $2.5 billion Three-Year Credit Agreement and $7.5 billion Five-Year Credit Agreement (the Credit Agreements) to extend the maturity dates to June 20, 2028 and June 22, 2030, respectively. The Credit Agreements permit the company and its subsidiary borrowers to borrow up to $10 billion on a revolving basis. At June 30, 2025, there were no borrowings by the company, or its subsidiaries, under these credit facilities.

Notes to Consolidated Financial Statements — (continued)

13. Commitments:
The company’s extended lines of credit to third-party entities include unused amounts of $2.0 billion and $1.6 billion at June 30, 2025 and December 31, 2024, respectively. In addition, the company has committed to provide future financing to its clients in connection with client purchase agreements for $2.1 billion and $2.2 billion at June 30, 2025 and December 31, 2024, respectively. The company collectively evaluates the allowance for these arrangements using a provision methodology consistent with the portfolio of the commitments. Refer to note A, “Significant Accounting Policies,” in the company’s 2024 Annual Report for additional information. The allowance for these commitments recorded in other liabilities in the Consolidated Balance Sheet at June 30, 2025 and December 31, 2024 was not material.
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
In addition, the company guarantees certain loans and financial commitments. The maximum potential future payment under these financial guarantees and the fair value of these guarantees recognized in the Consolidated Balance Sheet at June 30, 2025 and December 31, 2024 were not material.
Changes in the company’s warranty liability for standard warranties, which are included in other accrued expenses and liabilities and other liabilities in the Consolidated Balance Sheet, are presented in the following table. The company's extended warranty liability, which is included in deferred income in the Consolidated Balance Sheet, was not material for the periods presented.
Standard Warranty Liability

(Dollars in millions)	2025	2024
Balance at January 1	$76	$65
Current-period accruals	34	38
Accrual adjustments to reflect actual experience	15	7
Charges incurred	(40)	(41)
Balance at June 30	$85	$70

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
The company records a provision with respect to a claim, suit, investigation or proceeding when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Any recorded liabilities, including any changes to such liabilities for the quarter ended June 30, 2025 were not material to the Consolidated Financial Statements.
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
The company is also subject to ongoing tax examinations and governmental assessments in various jurisdictions. Along with many other U.S. companies doing business in Brazil, the company is involved in various challenges with Brazilian tax authorities regarding non-income tax assessments and non-income tax litigation matters. The total potential amount related to all these matters for all applicable years is approximately $350 million. The company believes it will prevail on these matters and that this amount is not a meaningful indicator of liability.

Notes to Consolidated Financial Statements — (continued)
15. Equity Activity:
Reclassifications and Taxes Related to Items of Other Comprehensive Income

(Dollars in millions)	Before Tax Amount	Tax (Expense)/ Benefit	Net of Tax Amount
For the three months ended June 30, 2025:
Other comprehensive income/(loss):
Foreign currency translation adjustments	$(613)	$399	$(215)
Net changes related to available-for-sale securities:
Unrealized gains/(losses) arising during the period	$(5)	$1	$(4)
Reclassification of (gains)/losses to other (income) and expense	—	—	—
Total net changes related to available-for-sale securities	$(5)	$1	$(4)
Unrealized gains/(losses) on cash flow hedges:
Unrealized gains/(losses) arising during the period	$(82)	$24	$(59)
Reclassification of (gains)/losses to:
Cost of services	4	(1)	3
Cost of sales	5	(2)	4
Cost of financing	1	0	1
SG&A expense	2	(1)	1
Other (income) and expense	(436)	110	(327)
Interest expense	6	(1)	4
Total unrealized gains/(losses) on cash flow hedges	$(501)	$128	$(373)
Retirement-related benefit plans: (1)
Prior service costs/(credits)	$0	$0	$0
Net gains/(losses) arising during the period	0	8	8
Curtailments and settlements	5	(2)	3
Amortization of prior service costs/(credits)	(2)	1	(1)
Amortization of net (gains)/losses	157	(42)	115
Total retirement-related benefit plans	$160	$(35)	$125
Other comprehensive income/(loss)	$(959)	$493	$(466)

(1)These accumulated other comprehensive income (AOCI) components are included in the computation of net periodic pension cost. Refer to note 18, “Retirement-Related Benefits,” for additional information.

Notes to Consolidated Financial Statements — (continued)
Reclassifications and Taxes Related to Items of Other Comprehensive Income

(Dollars in millions)	Before Tax Amount	Tax (Expense)/ Benefit	Net of Tax Amount
For the three months ended June 30, 2024:
Other comprehensive income/(loss):
Foreign currency translation adjustments	$2	$(68)	$(66)
Net changes related to available-for-sale securities:
Unrealized gains/(losses) arising during the period	$1	$0	$0
Reclassification of (gains)/losses to other (income) and expense	—	—	—
Total net changes related to available-for-sale securities	$1	$0	$0
Unrealized gains/(losses) on cash flow hedges:
Unrealized gains/(losses) arising during the period	$103	$(28)	$75
Reclassification of (gains)/losses to:
Cost of services	(9)	3	(7)
Cost of sales	(15)	5	(10)
Cost of financing	2	0	1
SG&A expense	(7)	2	(5)
Other (income) and expense	(21)	5	(16)
Interest expense	8	(2)	6
Total unrealized gains/(losses) on cash flow hedges	$61	$(16)	$45
Retirement-related benefit plans: (1)
Prior service costs/(credits)	$—	$—	$—
Net gains/(losses) arising during the period	0	2	2
Curtailments and settlements	2	(1)	2
Amortization of prior service costs/(credits)	(2)	0	(1)
Amortization of net (gains)/losses	258	(71)	187
Total retirement-related benefit plans	$259	$(69)	$190
Other comprehensive income/(loss)	$322	$(153)	$169

(1)These AOCI components are included in the computation of net periodic pension cost. Refer to note 18, “Retirement-Related Benefits,” for additional information.

Notes to Consolidated Financial Statements — (continued)

(Dollars in millions)	Before Tax Amount	Tax (Expense)/ Benefit	Net of Tax Amount
For the six months ended June 30, 2025:
Other comprehensive income/(loss):
Foreign currency translation adjustments	$(956)	$602	$(354)
Net changes related to available-for-sale securities:
Unrealized gains/(losses) arising during the period	$2	$(1)	$2
Reclassification of (gains)/losses to other (income) and expense	—	—	—
Total net changes related to available-for-sale securities	$2	$(1)	$2
Unrealized gains/(losses) on cash flow hedges:
Unrealized gains/(losses) arising during the period	$(141)	$40	$(101)
Reclassification of (gains)/losses to:
Cost of services	5	(1)	4
Cost of sales	(2)	1	(2)
Cost of financing	2	(1)	2
SG&A expense	(2)	0	(1)
Other (income) and expense	(758)	191	(567)
Interest expense	12	(3)	9
Total unrealized gains/(losses) on cash flow hedges	$(883)	$227	$(656)
Retirement-related benefit plans: (1)
Prior service costs/(credits)	$0	$0	$0
Net gains/(losses) arising during the period	0	8	8
Curtailments and settlements	7	(2)	5
Amortization of prior service costs/(credits)	(4)	1	(2)
Amortization of net (gains)/losses	308	(83)	225
Total retirement-related benefit plans	$311	$(76)	$236
Other comprehensive income/(loss)	$(1,525)	$753	$(772)

(1)These AOCI components are included in the computation of net periodic pension cost. Refer to note 18, “Retirement-Related Benefits,” for additional information.

Notes to Consolidated Financial Statements — (continued)
Reclassifications and Taxes Related to Items of Other Comprehensive Income

(Dollars in millions)	Before Tax Amount	Tax (Expense)/ Benefit	Net of Tax Amount
For the six months ended June 30, 2024:
Other comprehensive income/(loss):
Foreign currency translation adjustments	$57	$(222)	$(165)
Net changes related to available-for-sale securities:
Unrealized gains/(losses) arising during the period	$1	$0	$1
Reclassification of (gains)/losses to other (income) and expense	—	—	—
Total net changes related to available-for-sale securities	$1	$0	$1
Unrealized gains/(losses) on cash flow hedges:
Unrealized gains/(losses) arising during the period	$279	$(75)	$204
Reclassification of (gains)/losses to:
Cost of services	(14)	4	(10)
Cost of sales	(27)	9	(18)
Cost of financing	3	(1)	2
SG&A expense	(10)	3	(7)
Other (income) and expense	58	(15)	44
Interest expense	17	(4)	13
Total unrealized gains/(losses) on cash flow hedges	$307	$(79)	$227
Retirement-related benefit plans: (1)
Prior service costs/(credits)	$—	$—	$—
Net gains/(losses) arising during the period	1	2	2
Curtailments and settlements	4	(1)	3
Amortization of prior service costs/(credits)	(4)	1	(3)
Amortization of net (gains)/losses	519	(143)	376
Total retirement-related benefit plans	$520	$(141)	$379
Other comprehensive income/(loss)	$885	$(442)	$442

(1)These AOCI components are included in the computation of net periodic pension cost. Refer to note 18, “Retirement-Related Benefits,” for additional information.

Notes to Consolidated Financial Statements — (continued)
Accumulated Other Comprehensive Income/(Loss) (net of tax)

(Dollars in millions)	Foreign Currency Translation Adjustments (1)	Net Unrealized Gains/(Losses) on Available- For-Sale Securities	Net Unrealized Gains/(Losses) on Cash Flow Hedges	Net Change Retirement- Related Benefit Plans	Accumulated Other Comprehensive Income/(Loss)
January 1, 2025	$(3,512)	$0	$237	$(11,994)	$(15,269)
Other comprehensive income before reclassifications	(354)	2	(101)	8	(445)
Amount reclassified from accumulated other comprehensive income	—	—	(555)	228	(328)
Total change for the period	$(354)	$2	$(656)	$236	$(772)
June 30, 2025	$(3,865)	$2	$(419)	$(11,759)	$(16,041)

(Dollars in millions)	Foreign Currency Translation Adjustments (1)	Net Unrealized Gains/(Losses) on Available- For-Sale Securities	Net Unrealized Gains/(Losses) on Cash Flow Hedges	Net Change Retirement- Related Benefit Plans	Accumulated Other Comprehensive Income/(Loss)
January 1, 2024	$(3,488)	$(1)	$(106)	$(15,165)	$(18,761)
Other comprehensive income before reclassifications	(165)	1	204	2	42
Amount reclassified from accumulated other comprehensive income	—	—	24	377	400
Total change for the period	$(165)	$1	$227	$379	$442
June 30, 2024	$(3,653)	$(1)	$121	$(14,786)	$(18,319)

(1)Foreign currency translation adjustments are presented gross except for any associated hedges which are presented net of tax.
16. Derivative Financial Instruments:
The company operates in multiple functional currencies and is a significant lender and borrower in the global markets. In the normal course of business, the company is exposed to the impact of interest rate changes and foreign currency fluctuations, and to a lesser extent equity risk. The company limits these risks by following established risk management policies and procedures, including the use of derivatives, and, where cost effective, financing with debt in the currencies in which assets are denominated. For interest rate exposures, derivatives are used to better align rate movements between the interest rates associated with the company’s lease and other financial assets and the interest rates associated with its debt. Derivatives are also used to manage the related cost of debt. For foreign currency exposures, derivatives are used to better manage the cash flow volatility arising from foreign exchange rate fluctuations.
In the Consolidated Balance Sheet, the company does not offset derivative assets against liabilities in master netting arrangements nor does it offset receivables or payables recognized upon payment or receipt of cash collateral against the fair values of the related derivative instruments. The amount recognized in other accounts receivables for the right to reclaim cash collateral was $25 million and $29 million at June 30, 2025 and December 31, 2024, respectively. The company restricts the use of cash collateral received to rehypothecation and therefore reports it in restricted cash in the Consolidated Balance Sheet. Both the amount recognized in accounts payable for the obligation to return cash collateral and the amount rehypothecated were not material for the periods presented. Additionally, if derivative exposures covered by a qualifying master netting agreement had been netted in the Consolidated Balance Sheet at June 30, 2025 and December 31, 2024, the total derivative asset and liability positions each would have been reduced by $416 million and $352 million, respectively.

Notes to Consolidated Financial Statements — (continued)
On July 1, 2024, the company completed the acquisition of StreamSets and webMethods from Software AG. Prior to the acquisition, beginning in December 2023, the company entered into foreign currency derivative contracts which were accounted for as non-hedge derivatives and expired by June 28, 2024. For the three and six months ended June 30, 2024, the company recorded a realized loss of $18 million and $68 million, respectively, in other (income) and expense in the Consolidated Income Statement. There were no associated derivatives outstanding at June 30, 2025 and December 31, 2024.
In its hedging programs, the company may use forward contracts, futures contracts, interest-rate swaps, cross-currency swaps, equity swaps, and options depending upon the underlying exposure. The company is not a party to leveraged derivative instruments.
A brief description of the major hedging programs, categorized by underlying risk, follows.
Interest Rate Risk
Fixed and Variable Rate Borrowings
The company issues debt in the global capital markets to fund its operations and financing business. Access to cost-effective financing can result in interest rate mismatches with the underlying assets. To manage these mismatches and to reduce overall interest cost, the company may use interest-rate swaps to convert specific fixed-rate debt issuances into variable-rate debt (i.e., fair value hedges) and to convert specific variable-rate debt issuances into fixed-rate debt (i.e., cash flow hedges). At both June 30, 2025 and December 31, 2024, the total notional amount of the company’s interest-rate swaps was $6.7 billion. The weighted-average remaining maturity of these instruments at June 30, 2025 and December 31, 2024 was approximately 4.0 years and 4.5 years, respectively. These interest-rate contracts were accounted for as fair value hedges. The company did not have any cash flow hedges relating to this program outstanding at June 30, 2025 and December 31, 2024.
Foreign Exchange Risk
Long-Term Investments in Foreign Subsidiaries (Net Investment)
A large portion of the company’s foreign currency denominated debt portfolio is designated as a hedge of net investment in major foreign subsidiaries to reduce the volatility in stockholders’ equity caused by changes in foreign currency exchange rates in the subsidiaries' functional currency with respect to the U.S. dollar. At June 30, 2025 and December 31, 2024, the carrying value of debt designated as hedging instruments was $16.5 billion and $14.0 billion, respectively. The company also uses foreign currency derivatives, which may include forward contracts, long-term cross currency swaps, and options, for this risk management purpose. At June 30, 2025 and December 31, 2024, the total notional amount of derivative instruments designated as net investment hedges was $7.5 billion and $6.2 billion, respectively. At both June 30, 2025 and December 31, 2024, the weighted-average remaining maturity of these instruments was less than one year.
Anticipated Royalties and Cost Transactions
The company’s operations generate significant nonfunctional currency, third-party vendor payments and intercompany payments for royalties and goods and services among the company’s non-U.S. subsidiaries and with the company. In anticipation of these foreign currency cash flows and in view of the volatility of the currency markets, the company selectively employs foreign exchange forward contracts to manage its currency risk. These forward contracts are accounted for as cash flow hedges. At June 30, 2025, the maximum remaining length of time over which the company hedged its exposure is approximately two years. At June 30, 2025 and December 31, 2024, the total notional amount of forward contracts designated as cash flow hedges of forecasted royalty and cost transactions was $10.7 billion and $9.7 billion, respectively. At June 30, 2025 and December 31, 2024, the weighted-average remaining maturity of these instruments was less than one year.

Notes to Consolidated Financial Statements — (continued)
At June 30, 2025 and December 31, 2024, in connection with cash flow hedges of anticipated royalties and cost transactions, there were unrealized net losses (before taxes) of $380 million and net unrealized gains (before taxes) of $415 million, respectively, deferred in AOCI. The company estimates that $442 million of the deferred net losses (before taxes) on derivatives in AOCI at June 30, 2025 will be reclassified to net income within the next 12 months, providing an offsetting economic impact against the underlying anticipated transactions.
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
At June 30, 2025, the maximum length of time remaining over which the company hedged its exposure was approximately six years. At June 30, 2025 and December 31, 2024, the total notional amount of derivative instruments designated as cash flow hedges of foreign-currency denominated debt was $5.9 billion and $5.0 billion, respectively.
At June 30, 2025 and December 31, 2024, in connection with forward contracts, there were unrealized net losses (before taxes) of $17 million and net unrealized gains (before taxes) of $84 million, respectively, deferred in AOCI. Approximately $96 million of losses (before taxes) related to the initial forward points excluded from the assessment of hedge effectiveness is expected to be amortized to other (income) and expense within the next 12 months.
Subsidiary Cash and Foreign Currency Asset/Liability Management
The company uses its Global Treasury Centers to manage the cash of its subsidiaries. These centers principally use currency swaps to convert cash flows in a cost-effective manner. In addition, the company uses forward contracts to economically hedge, on a net basis, the foreign currency exposure of a portion of the company’s nonfunctional currency assets and liabilities. The terms of these forward and swap contracts are generally less than one year. The changes in the fair values of these contracts and of the underlying hedged exposures are generally offsetting and are recorded in other (income) and expense in the Consolidated Income Statement. At June 30, 2025 and December 31, 2024, the total notional amount of derivative instruments in economic hedges of foreign currency exposure was $5.9 billion and $7.4 billion, respectively.
Equity Risk Management
The company is exposed to market price changes in certain broad market indices and in the company’s own stock primarily related to certain obligations to employees. Changes in the overall value of these employee compensation obligations are recorded in SG&A expense in the Consolidated Income Statement. Although not designated as accounting hedges, the company utilizes derivatives, including equity swaps and futures, to economically hedge the exposures related to its employee compensation obligations. The derivatives are linked to the total return on certain broad market indices or the total return on the company’s common stock, and are recorded at fair value with gains or losses also reported in SG&A expense in the Consolidated Income Statement. At June 30, 2025 and December 31, 2024, the total notional amount of derivative instruments in economic hedges of these compensation obligations was $1.3 billion and $1.5 billion, respectively.

Notes to Consolidated Financial Statements — (continued)
Cumulative Basis Adjustments for Fair Value Hedges
At June 30, 2025 and December 31, 2024, the following amounts were recorded in the Consolidated Balance Sheet related to cumulative basis adjustments for fair value hedges:

(Dollars in millions)	June 30, 2025	December 31, 2024
Short-term debt:
Carrying amount of the hedged item	$(5)	$(13)
Cumulative hedging adjustments included in the carrying amount — assets/(liabilities)	$(5)	$(13)
Long-term debt:
Carrying amount of the hedged item	$(6,627)	$(6,497)
Cumulative hedging adjustments included in the carrying amount — assets/(liabilities) (1)	$62	$190

(1)Includes $(133) million and $(155) million of hedging adjustments on discontinued hedging relationships at June 30, 2025 and December 31, 2024, respectively.
The Effect of Derivative Instruments in the Consolidated Income Statement and Consolidated Statement of Comprehensive Income
The total effects of all fair value hedges, cash flow hedges, net investment hedges and derivatives not designated as hedging instruments are summarized by income and expense line items as follows:

	Gains/(Losses) of Total Hedge Activity
	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2025	2024	2025	2024
Cost of services	$(4)	$9	$(5)	$14
Cost of sales	$(5)	$15	$2	$27
Cost of financing	$0	$(4)	$1	$(7)
SG&A expense	$114	$11	$83	$85
Other (income) and expense (1)	$601	$(140)	$1,043	$(427)
Interest expense	$3	$(19)	$5	$(34)

(1)Primarily driven by currency gains and losses on the company's foreign currency derivatives hedging programs. Refer to note 6, "Other (Income) and Expense," for additional information.

Notes to Consolidated Financial Statements — (continued)

	Gains/(Losses) Recognized in Consolidated Income Statement
(Dollars in millions)	Consolidated Income Statement Line Item	Recognized on Derivatives		Attributable to Risk Being Hedged (1)
For the three months ended June 30:		2025	2024	2025	2024
Derivative instruments in fair value hedges: (2)
Interest rate contracts	Cost of financing	$2	$(8)	$(5)	$2
	Interest expense	13	(42)	(28)	10
Derivative instruments not designated as hedging instruments:
Foreign exchange contracts	Other (income) and expense	165	(161)	N/A	N/A
Equity contracts	SG&A expense	115	4	N/A	N/A
Total		$295	$(207)	$(33)	$12

	Gains/(Losses) Recognized in Consolidated Income Statement and Other Comprehensive Income
	Recognized in OCI		Consolidated Income Statement Line Item	Reclassified from AOCI		Amounts Excluded from Effectiveness Testing (3)
(Dollars in millions)
For the three months ended June 30:	2025	2024		2025	2024	2025	2024
Derivative instruments in cash flow hedges:
Interest rate contracts	$—	$—	Cost of financing	$0	$(1)	N/A	N/A
			Interest expense	(3)	(3)	N/A	N/A
Foreign exchange contracts
Amount included in the assessment of effectiveness	(25)	134	Cost of services	(4)	9	N/A	N/A
			Cost of sales	(5)	15	N/A	N/A
			Cost of financing	(1)	(1)	N/A	N/A
			SG&A expense	(2)	7	N/A	N/A
			Other (income) and expense	466	39	N/A	N/A
			Interest expense	(3)	(5)	N/A	N/A
Amount excluded from the assessment of effectiveness	(57)	(31)	Other (income) and expense	N/A	N/A	(30)	(18)
Instruments in net investment hedges: (4)
Foreign exchange contracts
Amount included in the assessment of effectiveness	(1,585)	269
Amount excluded from the assessment of effectiveness	0	—	Cost of financing	N/A	N/A	4	4
			Interest expense	N/A	N/A	24	21
Total	$(1,668)	$372		$449	$61	$(2)	$6

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
N/A - not applicable

Notes to Consolidated Financial Statements — (continued)

	Gains/(Losses) Recognized in Consolidated Income Statement
(Dollars in millions)	Consolidated Income Statement Line Item	Recognized on Derivatives		Attributable to Risk Being Hedged (1)
For the six months ended June 30:		2025	2024	2025	2024
Derivative instruments in fair value hedges: (2)
Interest rate contracts	Cost of financing	$13	$(35)	$(18)	$23
	Interest expense	72	(180)	(101)	120
Derivative instruments not designated as hedging instruments:
Foreign exchange contracts	Other (income) and expense	285	(368)	N/A	N/A
Equity contracts	SG&A expense	81	75	N/A	N/A
Total		$451	$(509)	$(119)	$143

	Gains/(Losses) Recognized in Consolidated Income Statement and Other Comprehensive Income
	Recognized in OCI		Consolidated Income Statement Line Item	Reclassified from AOCI		Amounts Excluded from Effectiveness Testing (3)
(Dollars in millions)
For the six months ended June 30:	2025	2024		2025	2024	2025	2024
Derivative instruments in cash flow hedges:
Interest rate contracts	$—	$—	Cost of financing	$(1)	$(1)	N/A	N/A
			Interest expense	(6)	(7)	N/A	N/A
Foreign exchange contracts
Amount included in the assessment of effectiveness	17	300	Cost of services	(5)	14	N/A	N/A
			Cost of sales	2	27	N/A	N/A
			Cost of financing	(1)	(2)	N/A	N/A
			SG&A expense	2	10	N/A	N/A
			Other (income) and expense	814	(22)	N/A	N/A
			Interest expense	(6)	(10)	N/A	N/A
Amount excluded from the assessment of effectiveness	(158)	(21)	Other (income) and expense	N/A	N/A	(56)	(37)
Instruments in net investment hedges: (4)
Foreign exchange contracts
Amount included in the assessment of effectiveness	(2,406)	881
Amount excluded from the assessment of effectiveness	11	—	Cost of financing	N/A	N/A	8	8
			Interest expense	N/A	N/A	45	43
Total	$(2,535)	$1,160		$798	$9	$(3)	$14

(1)The amount includes basis adjustments to the carrying value of the hedged item recorded during the period and amortization of basis adjustments recorded on de-designated hedging relationships during the period..
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
N/A - not applicable

Notes to Consolidated Financial Statements — (continued)
For the three and six months ended June 30, 2025 and 2024, there were no material gains or losses associated with an underlying exposure that did not or was not expected to occur (for cash flow hedges); nor are there any anticipated in the normal course of business.
17. Stock-Based Compensation:
Stock-based compensation cost for stock awards and stock options is measured at grant date, based on the fair value of the award, and is recognized over the employee requisite service period. The following table presents total stock-based compensation cost included in income from continuing operations.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2025	2024	2025	2024
Cost	$67	$53	$132	$109
Selling, general and administrative	244	172	461	343
Research and development	130	90	249	183
Pre-tax stock-based compensation cost	$441	$316	$842	$636
Income tax benefits	(156)	(101)	(350)	(222)
Total net stock-based compensation cost	$285	$214	$492	$414
Pre-tax stock-based compensation cost for the three months ended June 30, 2025 increased $125 million compared to the corresponding period in the prior year due to increases in restricted stock units ($102 million) and performance share units ($13 million).
Pre-tax stock-based compensation cost for the six months ended June 30, 2025 increased $206 million compared to the corresponding period in the prior year due to increases in restricted stock units ($154 million), performance share units ($34 million), and stock options ($14 million).
For the three and six months ended June 30, 2025, the pre-tax stock-based compensation cost increases reflect the company's annual cycles for executives and other employees and the issuance and assumption of stock-based compensation awards in connection with the HashiCorp acquisition.
Total unrecognized compensation cost related to non-vested awards at June 30, 2025 was $2.5 billion and is expected to be recognized over a weighted-average period of approximately 2.4 years.
18. Retirement-Related Benefits:
The company offers defined benefit (DB) pension plans, defined contribution (DC) plans, as well as nonpension postretirement plans primarily consisting of retiree medical benefits.
The following tables provide the pre-tax cost for all retirement-related plans.

			Yr.-to-Yr.
(Dollars in millions)			Percent
For the three months ended June 30:	2025	2024	Change
Retirement-related plans — cost:
Defined benefit pension and defined contribution plans — cost	$248	$320	(22.5%)
Nonpension postretirement plans — cost	32	30	8.3%
Total	$281	$350	(19.9%)

Notes to Consolidated Financial Statements — (continued)

			Yr.-to-Yr.
(Dollars in millions)			Percent
For the six months ended June 30:	2025	2024	Change
Retirement-related plans — cost:
Defined benefit pension and defined contribution plans — cost	$482	$643	(25.1%)
Nonpension postretirement plans — cost	65	60	7.2%
Total	$546	$704	(22.4%)
Cost/(Income) of Retirement Plans

The following tables provide the components of the cost/(income) for the company’s retirement-related benefit plans.

(Dollars in millions)	U.S. Plans		Non-U.S. Plans
For the three months ended June 30:	2025	2024	2025	2024
Service cost	$88	$98	$44	$41
Interest cost (1)	187	254	267	264
Expected return on plan assets (1)	(268)	(340)	(369)	(384)
Amortization of prior service costs/(credits) (1)	—	—	6	5
Recognized actuarial losses (1)	70	129	87	128
Curtailments and settlements (1)	—	—	5	2
Multi-employer plans	—	—	3	3
Other costs/(credits) (1)	—	—	10	12
Total net periodic pension (income)/cost of defined benefit plans	$77	$140	$52	$71
Cost of defined contribution plans	17	15	103	94
Total defined benefit pension and defined contribution plans cost recognized in the Consolidated Income Statement	$93	$155	$155	$165

(Dollars in millions)	U.S. Plans		Non-U.S. Plans
For the six months ended June 30:	2025	2024	2025	2024
Service cost	$176	$197	$85	$85
Interest cost (1)	374	508	518	532
Expected return on plan assets (1)	(536)	(681)	(715)	(773)
Amortization of prior service costs/(credits) (1)	—	—	11	11
Recognized actuarial losses (1)	140	257	169	258
Curtailments and settlements (1)	—	—	7	4
Multi-employer plans	—	—	6	6
Other costs/(credits) (1)	—	—	18	20
Total net periodic pension (income)/cost of defined benefit plans	$154	$280	$99	$143
Cost of defined contribution plans	30	27	199	193
Total defined benefit pension and defined contribution plans cost recognized in the Consolidated Income Statement	$184	$307	$298	$336

(1)These components of net periodic pension cost are included in other (income) and expense in the Consolidated Income Statement..

Notes to Consolidated Financial Statements — (continued)
Cost of Nonpension Postretirement Plans
The following tables provide the components of the cost for the company’s nonpension postretirement plans.

(Dollars in millions)	U.S. Plan		Non-U.S. Plans
For the three months ended June 30:	2025	2024	2025	2024
Service cost	$0	$1	$0	$1
Interest cost (1)	28	27	10	10
Expected return on plan assets (1)	—	—	0	0
Amortization of prior service costs/(credits) (1)	(7)	(7)	0	0
Recognized actuarial losses (1)	—	—	0	0
Curtailments and settlements (1)	—	—	—	—
Total nonpension postretirement plans cost recognized in the Consolidated Income Statement	$22	$20	$11	$10

(Dollars in millions)	U.S. Plan		Non-U.S. Plans
For the six months ended June 30:	2025	2024	2025	2024
Service cost	$1	$1	$1	$1
Interest cost (1)	57	53	21	21
Expected return on plan assets (1)	—	—	(1)	(1)
Amortization of prior service costs/(credits) (1)	(15)	(15)	0	0
Recognized actuarial losses (1)	—	—	0	0
Curtailments and settlements (1)	—	—	—	—
Total nonpension postretirement plans cost recognized in the Consolidated Income Statement	$43	$40	$22	$21

(1)These components of net periodic pension cost are included in other (income) and expense in the Consolidated Income Statement.
Plan Contributions
The company does not anticipate any significant changes to the expected plan contributions in 2025 from the amounts disclosed in the 2024 Annual Report. The table below includes contributions to the following plans:

(Dollars in millions)	Plan Contributions
For the six months ended June 30:	2025	2024
U.S. nonpension postretirement benefit plan	$104	$110
Non-U.S. DB and multi-employer plans (1)	20	40
Total plan contributions	$124	$150

(1)Amounts reported net of refunds.
The U.S. nonpension postretirement benefit plan contributions in the table above were made in U.S. Treasury Securities. Additionally, during both the six months ended June 30, 2025 and 2024, contributions of $390 million were made to the Active Medical Trust in U.S. Treasury securities. Contributions made with U.S. Treasury securities are considered a non-cash transaction.
19. Subsequent Events:
On July 23, 2025, the company announced that the Board of Directors approved a quarterly dividend of $1.68 per common share. The dividend is payable September 10, 2025 to stockholders of record on August 8, 2025.

Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025
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
Operating (non-GAAP) Earnings:
In an effort to provide better transparency into the operational results of the business, supplementally, management separates business results into operating and non-operating categories. Operating earnings from continuing operations is a non-GAAP measure that excludes the effects of certain acquisition-related charges and intangible asset amortization, expense resulting from basis differences on equity method investments, retirement-related costs and their related tax impacts. Due to the unique, non-recurring nature of the enactment of the U.S. Tax Cuts and Jobs Act (TCJA or U.S. tax reform), management characterizes the one-time provisional charge recorded in the fourth quarter of 2017, and adjustments to that charge as non-operating. Adjustments include the tax effect of true-ups, audit adjustments, accounting elections and new regulations or laws that impact the TCJA provisions which resulted in the one-time provisional charge. For acquisitions, operating (non-GAAP) earnings exclude the amortization of acquired intangible assets and acquisition-related charges such as in-process research and development, transaction costs, applicable retention, restructuring and related expenses, tax charges related to acquisition integration and pre-closing charges, such as financing costs. These charges are excluded as they may be inconsistent in amount and timing from period to period and are significantly impacted by the size, type and frequency of our acquisitions. Management also characterized as non-operating expense, given its unique and temporary nature, the impact on the foreign exchange derivative contracts entered into prior to the acquisition of StreamSets and webMethods from Software AG, beginning in December 2023, to economically hedge the foreign currency exposure related to the purchase price of this acquisition. These derivative contracts expired by June 28, 2024. All other spending for acquired companies is included in both earnings from continuing operations and in operating (non-GAAP) earnings. For retirement-related costs, management characterizes certain items as operating and others as non-operating, consistent with GAAP. We include defined benefit plan and nonpension postretirement benefit plan service costs, multi-employer plan costs and the cost of defined contribution plans in operating earnings. Non-operating retirement-related costs include defined benefit plan and nonpension postretirement benefit plan amortization of prior service costs, interest cost, expected return on plan assets, amortized actuarial gains/losses, the impacts of any plan curtailments/settlements and pension insolvency costs and other costs. Non-operating retirement-related costs are primarily related to changes in pension

Management Discussion – (continued)
plan assets and liabilities which are tied to financial market performance, and we consider these costs to be outside of the operational performance of the business.
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
Financial Results Summary — Three Months Ended June 30:

(Dollars and shares in millions except per share amounts)				Yr.-to-Yr. Percent/ Margin Change
For the three months ended June 30:	2025	2024
Revenue (1)	$16,977	$15,770		7.7%
Gross profit margin	58.8%	56.8%	2.0	pts.
Total expense and other (income)	$7,380	$6,730		9.6%
Income from continuing operations before income taxes	$2,597	$2,219		17.0%
Provision for/(benefit from) income taxes from continuing operations	$404	$389		3.7%
Income from continuing operations	$2,193	$1,830		19.8%
Income from continuing operations margin	12.9%	11.6%	1.3	pts.
Income from discontinued operations, net of tax	$1	$4		(83.9)%
Net income	$2,194	$1,834		19.6%
Earnings per share from continuing operations - assuming dilution	$2.31	$1.96		17.9%
Consolidated earnings per share - assuming dilution	$2.31	$1.96		17.9%
Weighted-average shares outstanding - assuming dilution	948.0	934.4		1.5%

(1)Year-to-year revenue growth of 5.3 percent adjusted for currency.
The following table provides the company’s operating (non-GAAP) earnings for the second quarter of 2025 and 2024.

(Dollars in millions except per share amounts)			Yr.-to-Yr. Percent Change
For the three months ended June 30:	2025	2024
Net income as reported	$2,194	$1,834	19.6%
Income from discontinued operations, net of tax	1	4	(83.9)
Income from continuing operations	$2,193	$1,830	19.8%
Non-operating adjustments (net of tax):
Acquisition-related charges	$443	$362	22.4%
Non-operating retirement-related costs/(income)	17	72	(76.9)
U.S. tax reform impacts	—	12	(100.0)
Operating (non-GAAP) earnings (1)	$2,652	$2,275	16.6%
Diluted operating (non-GAAP) earnings per share (1)	$2.80	$2.43	15.2%

(1)Refer to page 78 for a more detailed reconciliation of net income to operating earnings.

Management Discussion – (continued)
Macroeconomic Environment:
The strength of our portfolio and the resiliency of our business model underpinned by our hybrid cloud and AI strategy position us well to deliver sustainable and profitable growth. While the current economic and trade environment remains dynamic, we expect technology to continue contributing to overall economic growth and serve as a key source of competitive advantage allowing businesses to scale, drive efficiencies, and fuel growth. This was reflected in our performance in the second quarter. Our disciplined strategy and durable business model enable us to create long-term value for our partners and clients.

In the first six months of 2025, movements in global currencies continued to impact our reported year-to-year revenue and profit. We execute hedging programs which defer, but do not eliminate, the impact of currency. The (gains)/losses from these hedging programs are reflected primarily in other (income) and expense. Refer to “Currency Rate Fluctuations,” for additional information.
Financial Performance Summary — Three Months Ended June 30:
In the second quarter of 2025, we reported $17.0 billion in revenue, income from continuing operations of $2.2 billion, and operating (non-GAAP) earnings of $2.7 billion. Diluted earnings per share from continuing operations was $2.31 as reported and $2.80 on an operating (non-GAAP) basis. We generated $1.7 billion in cash from operations and $2.8 billion in free cash flow, and delivered shareholder returns of $1.6 billion in dividends. Our second-quarter performance reflects the continued success of our hybrid cloud and AI strategy. With our focus on the fundamentals of our business, we continue to maintain a strong liquidity position and solid cash flow generation which enables us to invest in our business and return value to shareholders through dividends.
Total revenue grew 7.7 percent as reported and 5.3 percent adjusted for currency compared to the prior-year period, led by Software and Infrastructure. Software delivered revenue growth of 9.6 percent as reported and 7.6 percent adjusted for currency, with solid growth in Hybrid Cloud, Automation and Data, reflecting continued growth in our high-value annual recurring revenue base. Consulting revenue increased 2.6 percent as reported and was flat adjusted for currency, as the business continued to stabilize through the second quarter of 2025. Infrastructure revenue increased 13.6 percent year to year as reported and 11.5 percent adjusted for currency, reflecting early strength in our new IBM Z platform.
From a geographic perspective, Americas revenue increased 6.1 percent as reported (6.5 percent adjusted for currency). Europe/Middle East/Africa (EMEA) increased 14.6 percent as reported (8.5 percent adjusted for currency). Asia Pacific increased 1.1 percent as reported but declined 2.7 percent adjusted for currency.
Gross margin of 58.8 percent increased 2.0 points year to year with margin expansion driven primarily by portfolio mix and productivity actions. Operating (non-GAAP) gross margin of 60.1 percent increased 2.3 points compared to the prior-year period due to the same dynamics.
Total expense and other (income) increased 9.6 percent in the second quarter of 2025 compared to the second quarter of 2024 driven by higher operating acquisition-related spending and the effects of currency. Total operating (non-GAAP) expense and other (income) increased 10.7 percent year to year, driven primarily by the same factors.
Pre-tax income from continuing operations of $2.6 billion increased 17.0 percent and pre-tax margin was 15.3 percent, an increase of 1.2 points compared to the second quarter of 2024. Performance this quarter benefited from our gross margin expansion and productivity actions taken to transform our operations; partially offset by our continued investments to drive innovation. The continuing operations provision for income taxes was $0.4 billion in both the second quarter of 2025 and the second quarter of 2024. Net income from continuing operations of $2.2 billion increased 19.8 percent and the net income from continuing operations margin was 12.9 percent, an increase of 1.3 points year to year.
Operating (non-GAAP) pre-tax income from continuing operations of $3.2 billion increased 14.5 percent compared to the second quarter of 2024 and the operating (non-GAAP) pre-tax margin from continuing operations increased 1.1 points to 18.8 percent driven by the same factors as described above. The operating (non-GAAP) provision for income taxes was $0.5 billion in both the second quarter of 2025 and the second quarter of 2024. Operating (non-GAAP) net income from continuing operations of $2.7 billion increased 16.6 percent and the operating (non-GAAP) net income margin from continuing operations of 15.6 percent increased 1.2 points year to year.

Management Discussion – (continued)
Diluted earnings per share from continuing operations of $2.31 in the second quarter of 2025 increased 18.0 percent compared to the prior-year period, and operating (non-GAAP) diluted earnings per share of $2.80 increased 15.2 percent compared to the second quarter of 2024.
Cash provided by operating activities was $1.7 billion in the second quarter of 2025, a decrease of $0.4 billion compared to the second quarter of 2024 which includes an increase in cash used by financing receivables of $0.5 billion. Free cash flow was $2.8 billion, an increase of $0.2 billion versus the prior-year period. Net cash provided by investing activities of $1.7 billion decreased $0.5 billion and net cash used in financing activities of $2.9 billion decreased $1.7 billion compared to the second quarter of 2024.
Financial Results Summary — Six Months Ended June 30:

(Dollars and shares in millions except per share amounts)			Yr.-to-Yr. Percent/ Margin Change
For the six months ended June 30:	2025	2024
Revenue (1)	$31,519	$30,231	4.3%
Gross profit margin	57.1%	55.2%	1.9	pts.
Total expense and other (income)	$14,253	$13,399	6.4%
Income from continuing operations before income taxes	$3,755	$3,293	14.0%
Provision for/(benefit from) income taxes from continuing operations	$507	$(112)	nm
Income from continuing operations	$3,248	$3,405	(4.6)%
Income from continuing operations margin	10.3%	11.3%	(1.0)	pts.
Income/(loss) from discontinued operations, net of tax	$1	$34	(96.3)%
Net income	$3,249	$3,439	(5.5)%
Earnings per share from continuing operations - assuming dilution	$3.43	$3.65	(6.0)%
Consolidated earnings per share - assuming dilution	$3.43	$3.68	(6.8)%
Weighted-average shares outstanding - assuming dilution	946.7	933.9	1.4%

	At 6/30/2025	At 12/31/2024
Assets	$148,585	$137,175	8.3%
Liabilities	$120,998	$109,783	10.2%
Equity	$27,588	$27,393	0.7%

(1)Year-to-year revenue growth of 3.9 percent adjusted for currency.
nm - not meaningful

Management Discussion – (continued)
The following table provides the company’s operating (non-GAAP) earnings for the first six months of 2025 and 2024.

(Dollars in millions except per share amounts)			Yr.-to-Yr. Percent Change
For the six months ended June 30:	2025	2024
Net income as reported	$3,249	$3,439	(5.5)%
Income/(loss) from discontinued operations, net of tax	1	34	(96.3)
Income from continuing operations	$3,248	$3,405	(4.6)%
Non-operating adjustments (net of tax):
Acquisition-related charges	$872	$707	23.3%
Non-operating retirement-related costs/(income)	51	163	(68.4)
U.S. tax reform impacts	(2)	(436)	(99.5)
Operating (non-GAAP) earnings (1)	$4,169	$3,839	8.6%
Diluted operating (non-GAAP) earnings per share (1)	$4.40	$4.11	7.1%

(1)Refer to page 79 for a more detailed reconciliation of net income to operating earnings.
Financial Performance Summary —Six Months Ended June 30:
In the first six months of 2025, we reported $31.5 billion in revenue, net income from continuing operations of $3.2 billion, and operating (non-GAAP) earnings of $4.2 billion. Diluted earnings per share from continuing operations was $3.43 as reported and $4.40 on an operating (non-GAAP) basis. We generated $6.1 billion in cash from operations and $4.8 billion in free cash flow, and delivered shareholder returns of $3.1 billion in dividends. Our year-to-date performance reflects our deep focus on the business fundamentals with continued revenue growth, gross profit margin expansion and strong cash generation, and a balance sheet with financial flexibility to support our business.
Total revenue grew 4.3 percent as reported and 3.9 percent adjusted for currency compared to the prior-year period. Software delivered revenue growth of 8.6 percent as reported and 8.3 percent adjusted for currency, led by strength in our portfolio, innovation we have brought to our organic software, and contribution from the acquisitions we have made over the past twelve months. Consulting revenue was flat as reported and adjusted for currency, impacted by the current dynamic environment and client focus on discretionary spending. Infrastructure revenue increased 4.6 percent as reported and 4.3 percent adjusted for currency, reflecting product cycle dynamics, with strong growth in Hybrid Infrastructure from the newly released IBM z17, partially offset by a decline in Distributed Infrastructure, and a decrease in Infrastructure Support.
From a geographic perspective, Americas revenue increased 2.6 percent year to year as reported (3.4 percent adjusted for currency). EMEA increased 10.3 percent (8.1 percent adjusted for currency). Asia Pacific decreased 0.6 percent (1.4 percent adjusted for currency).
Gross margin of 57.1 percent increased 1.9 points year to year with gross profit margin expansion driven by our improving portfolio mix and productivity actions. Operating (non-GAAP) gross margin of 58.5 percent increased 2.1 points compared to the prior-year period due to the same dynamics.
Total expense and other (income) increased 6.4 percent in the first six months of 2025 versus the prior-year period primarily driven by higher operating acquisition-related spend and the prior-year gain on the divestiture of The Weather Company assets. Total operating (non-GAAP) expense and other (income) increased 7.3 percent year to year, driven primarily by the factors described above.
Pre-tax income from continuing operations of $3.8 billion increased 14.0 percent and pre-tax margin was 11.9 percent, an increase of 1.0 points as compared to the first six months of 2024. Performance in the first six months of 2025 benefited from our gross margin expansion and productivity actions taken to transform our operations; partially offset by our continued investments to drive innovation. Our year-to-year pre-tax income results were also impacted by the gain from the divestiture of The Weather Company assets in the prior-year period. The continuing operations provision for income taxes for the first six months of 2025 was $0.5 billion, compared to a benefit from income taxes of $0.1 billion for the first six months of 2024. The benefit from income taxes in the first six months of 2024 was primarily driven by the resolution of

Management Discussion – (continued)
certain tax audit matters in the first quarter. Net income from continuing operations of $3.2 billion decreased 4.6 percent and the net income from continuing operations margin was 10.3 percent, down 1.0 points year to year.
Operating (non-GAAP) pre-tax income from continuing operations of $4.9 billion increased 10.9 percent compared to the prior-year period and the operating (non-GAAP) pre-tax margin from continuing operations increased 0.9 points to 15.7 percent primarily driven by the same dynamics as described above. The operating (non-GAAP) provision for income taxes in the first six months of 2025 was $0.8 billion, compared to $0.6 billion in the first six months of 2024. The operating (non-GAAP) income tax provision year-to-year change was primarily driven by the same factor described above. Operating (non-GAAP) income from continuing operations of $4.2 billion increased 8.6 percent and the operating (non-GAAP) income margin from continuing operations of 13.2 percent increased 0.5 points year to year.
Diluted earnings per share from continuing operations was $3.43 for the six months ended June 30, 2025, a decrease of 6.0 percent compared to the prior-year period. Operating (non-GAAP) diluted earnings per share of $4.40 increased 7.1 percent compared to the prior-year period.
At June 30, 2025, the balance sheet remained strong with financial flexibility to support and invest in the business. Cash and cash equivalents, restricted cash and marketable securities at June 30, 2025 of $15.5 billion increased $0.7 billion from December 31, 2024 and debt of $64.2 billion at June 30, 2025 increased $9.2 billion, primarily driven by the first-quarter 2025 debt issuances.
Total assets increased $11.4 billion ($7.4 billion adjusted for currency) from December 31, 2024 primarily driven by an increase in goodwill and intangible assets mainly related to the HashiCorp acquisition. Total liabilities increased $11.2 billion ($6.4 billion adjusted for currency) from December 31, 2024 primarily driven by an increase in debt and deferred income; partially offset by a decrease in taxes payable. Total equity of $27.6 billion increased $0.2 billion from December 31, 2024 primarily driven by first-half 2025 net income and common stock; partially offset by dividends paid and an increase in accumulated other comprehensive loss.
Cash provided by operating activities was $6.1 billion in the first six months of 2025, a decrease of $0.2 billion compared to the first six months of 2024 which includes a decrease in cash provided by financing receivables of $0.3 billion. Free cash flow was $4.8 billion, an increase of $0.3 billion versus the prior-year period. Refer to page 75 for additional information on free cash flow. Net cash used in investing activities of $11.3 billion increased $9.3 billion compared to the prior-year period primarily driven by cash used for the HashiCorp acquisition. Financing activities were a net source of cash of $2.6 billion in the first six months of 2025 as compared to a use of cash of $2.6 billion in the prior-year period primarily driven by debt.

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
The following tables present each reportable segment’s revenue and gross margin results, followed by an analysis of the second quarter and first six months of 2025 versus the second quarter and first six months of 2024 reportable segments results. The reported revenue categories within our Software and Consulting reportable segments are reported on a comparable basis for all periods.

(Dollars in millions)			Yr.-to-Yr. Percent/Margin Change		Yr.-to-Yr. Percent Change Adjusted For Currency
For the three months ended June 30:	2025	2024
Revenue:
Software	$7,387	$6,739	9.6%		7.6%
Gross margin	83.9%	83.6%	0.3	pts.
Consulting	5,314	5,179	2.6%		(0.3)%
Gross margin	27.5%	26.3%	1.2	pts.
Infrastructure	4,142	3,645	13.6%		11.5%
Gross margin	61.5%	56.5%	5.0	pts.
Financing	166	169	(1.7)%		(3.3)%
Gross margin	45.7%	48.9%	(3.2)	pts.
Other (1)	(31)	38	nm		nm
Gross margin	nm	nm	nm
Total revenue	$16,977	$15,770	7.7%		5.3%
Total gross profit	$9,977	$8,950	11.5%
Total gross margin	58.8%	56.8%	2.0	pts.
Non-operating adjustments:
Amortization of acquired intangible assets	225	170	32.3%
Operating (non-GAAP) gross profit	$10,202	$9,120	11.9%
Operating (non-GAAP) gross margin	60.1%	57.8%	2.3	pts.

(1)Includes reductions in revenue for estimated residual value less related unearned income on sales-type leases, which reflects the new z17 launch in June 2025. Refer to note A, "Significant Accounting Policies," in the company's 2024 Annual Report for additional information.
nm - not meaningful

Management Discussion – (continued)

(Dollars in millions)			Yr.-to-Yr. Percent/Margin Change		Yr.-to-Yr. Percent Change Adjusted For Currency
For the six months ended June 30:	2025	2024
Revenue:
Software	$13,722	$12,637	8.6%		8.3%
Gross margin	83.7%	83.0%	0.7	pts.
Consulting	10,382	10,365	0.2%		(0.4)%
Gross margin	27.4%	25.8%	1.6	pts.
Infrastructure	7,027	6,721	4.6%		4.3%
Gross margin	57.9%	55.4%	2.5	pts.
Financing	357	362	(1.2)%		(0.3)%
Gross margin	45.8%	48.7%	(2.9)	pts.
Other (1)	30	146	(79.7)%		(80.7)%
Gross margin	nm	(260.7)%	nm
Total revenue	$31,519	$30,231	4.3%		3.9%
Total gross profit	$18,008	$16,692	7.9%
Total gross margin	57.1%	55.2%	1.9	pts.
Non-operating adjustments:
Amortization of acquired intangible assets	426	341	24.9%
Operating (non-GAAP) gross profit	$18,434	$17,033	8.2%
Operating (non-GAAP) gross margin	58.5%	56.3%	2.1	pts.

(1)Includes reductions in revenue for estimated residual value less related unearned income on sales-type leases, which reflects the new z17 launch in June 2025. Refer to note A, "Significant Accounting Policies," in the company's 2024 Annual Report for additional information.
nm - not meaningful
Software

(Dollars in millions)			Yr.-to-Yr. Percent Change	Yr.-to-Yr. Percent Change Adjusted For Currency
For the three months ended June 30:	2025	2024 (1)
Software revenue:	$7,387	$6,739	9.6%	7.6%
Hybrid Cloud	$1,796	$1,547	16.1%	14.4%
Automation	1,883	1,620	16.2	14.4
Data	1,499	1,378	8.8	7.2
Transaction Processing	2,208	2,194	0.6	(1.9)

(1)Recast to reflect January 2025 changes to the reported revenue categories.

Management Discussion – (continued)

(Dollars in millions)			Yr.-to-Yr. Percent Change	Yr.-to-Yr. Percent Change Adjusted For Currency
For the six months ended June 30:	2025	2024 (1)
Software revenue:	$13,722	$12,637	8.6%	8.3%
Hybrid Cloud	$3,483	$3,057	13.9%	13.9%
Automation	3,467	3,012	15.1	14.8
Data	2,736	2,550	7.3	7.0
Transaction Processing	4,037	4,019	0.4	(0.2)

(1)Recast to reflect January 2025 changes to the reported revenue categories.
Software revenue of $7,387 million increased 9.6 percent as reported (7.6 percent adjusted for currency) in the second quarter of 2025 compared to the prior-year period, with solid growth in Hybrid Cloud, Automation and Data. This revenue performance reflects our continued growth in our high-value, annual recurring revenue base.
Revenue performance by line of business in the second quarter compared to the prior-year period was as follows:
Hybrid Cloud (Red Hat) year-to-year revenue growth accelerated in the second quarter compared to the first quarter, driven by another quarter of double-digit signings growth and demand for our hybrid cloud solutions. We gained market share across each of our key solutions, led by OpenShift which grew revenue more than 20 percent. Automation revenue grew 16.2 percent as reported (14.4 percent adjusted for currency), with HashiCorp contributing to growth with a strong first full quarter since the acquisition closed. In Data, revenue grew across the portfolio, with strength in our AI offerings. The revenue performance in Transaction Processing reflects where we are in the new z17 cycle as clients prioritized hardware spend at the beginning of a new program.
Across Software, our annual recurring revenue (ARR) was $22.7 billion, which increased 12.2 percent as reported (10.4 percent adjusted for currency). In the first quarter of 2025, the ARR calculation was updated to include all recurring revenue within the Software segment. ARR is a key performance metric management uses to assess the health and growth trajectory of our Software segment, and is calculated by using the current quarter’s recurring revenue and then multiplying that value by four. This value includes the following consumption models: (1) software subscription agreements, including committed term licenses, (2) as-a-service arrangements such as SaaS and PaaS, and (3) maintenance and support contracts. ARR should be viewed independently of software revenue as this performance metric and its inputs may not represent revenue that will be recognized in future periods.
Revenue performance in the first six months of 2025 compared to the prior-year period was as follows:
Software revenue of $13,722 million increased 8.6 percent as reported (8.3 percent adjusted for currency) compared to the same period in 2024. Software represents approximately 45 percent of IBM's business and the performance in the first half of 2025 reflects the combination of the strength of our portfolio, innovation we have brought to our organic software, and contribution from acquisitions we have made during the past twelve months, including HashiCorp, StreamSets and webMethods. Our ability to deploy our AI assistants and agents as well as AI middleware in hybrid environments leveraging multi-model capabilities continues to resonate with clients.

(Dollars in millions)			Yr.-to-Yr. Percent/ Margin Change
For the three months ended June 30:	2025	2024
Software:
Gross profit	$6,197	$5,634	10.0%
Gross profit margin	83.9%	83.6%	0.3	pts.
Segment profit	$2,296	$2,113	8.7%
Segment profit margin	31.1%	31.3%	(0.3)	pts.

Management Discussion – (continued)

(Dollars in millions)			Yr.-to-Yr. Percent/ Margin Change
For the six months ended June 30:	2025	2024
Software:
Gross profit	$11,490	$10,494	9.5%
Gross profit margin	83.7%	83.0%	0.7	pts.
Segment profit	$4,143	$3,612	14.7%
Segment profit margin	30.2%	28.6%	1.6	pts.
Software gross profit margin increased 0.3 points to 83.9 percent in the second quarter of 2025 compared to the prior-year period. Segment profit of $2,296 million increased 8.7 percent and segment profit margin of 31.1 percent decreased 0.3 points compared to the prior-year period.
For the first six months of 2025, gross profit margin increased 0.7 points to 83.7 percent, compared to the first six months of 2024. Segment profit of $4,143 million increased 14.7 percent and segment profit margin of 30.2 percent increased 1.6 points compared to the prior-year period.
Software gross profit, segment profit and respective margin performance in the second quarter and the first six months of 2025 reflect the benefits from our continued productivity actions and investments in acquisitions.
Consulting

(Dollars in millions)			Yr.-to-Yr. Percent Change	Yr.-to-Yr. Percent Change Adjusted For Currency
For the three months ended June 30:	2025	2024 (1)
Consulting revenue:	$5,314	$5,179	2.6%	(0.3)%
Strategy and Technology	$2,920	$2,895	0.9%	(2.2)%
Intelligent Operations	2,395	2,284	4.8	2.0

(Dollars in millions)			Yr.-to-Yr. Percent Change	Yr.-to-Yr. Percent Change Adjusted For Currency
For the six months ended June 30:	2025	2024 (1)
Consulting revenue:	$10,382	$10,365	0.2%	(0.4)%
Strategy and Technology	$5,702	$5,757	(1.0)%	(1.7)%
Intelligent Operations	4,680	4,608	1.6	1.2

(1)Recast to reflect January 2025 changes to the reported revenue categories.
Consulting revenue of $5,314 million increased 2.6 percent as reported and was flat adjusted for currency on a year-to-year basis, as the business continued to stabilize through the second quarter of 2025. Strategy and Technology increased 0.9 percent as reported (decreased 2.2 percent adjusted for currency) and Intelligent Operations revenue increased 4.8 percent as reported (2.0 percent adjusted for currency). The environment remains dynamic with clients prioritizing cost-efficient, high-impact technology investments, driving revenue growth in areas such as business application transformation, AI operations, and cloud platform engineering.

For the first six months of 2025, Consulting revenue of $10,382 million was flat as reported (declining 0.4 percent adjusted for currency), compared to the prior-year period, reflecting the current dynamic environment and client focus on discretionary spending. In the first half of 2025, we had strength in our Intelligent Operations offerings such as cloud platform engineering services and application management services, while we had declines in Strategy and Technology reflecting strong prior-year performance. Clients are recognizing the benefits of generative AI, which we have continued to see in our signings and backlog composition, and we are leveraging our AI offerings and growing our strategic partnerships to help clients drive operational efficiency and reduced costs.

Management Discussion – (continued)

(Dollars in millions)			Yr.-to-Yr. Percent/ Margin Change
For the three months ended June 30:	2025	2024
Consulting:
Gross profit	$1,461	$1,362	7.2%
Gross profit margin	27.5%	26.3%	1.2	pts.
Segment profit	$562	$463	21.3%
Segment profit margin	10.6%	8.9%	1.6	pts.

(Dollars in millions)			Yr.-to-Yr. Percent/ Margin Change
For the six months ended June 30:	2025	2024
Consulting:
Gross profit	$2,842	$2,676	6.2%
Gross profit margin	27.4%	25.8%	1.6	pts.
Segment profit	$1,121	$888	26.2%
Segment profit margin	10.8%	8.6%	2.2	pts.
In the second quarter of 2025, Consulting gross profit margin of 27.5 percent increased 1.2 points on a year-to-year basis. Segment profit of $562 million increased 21.3 percent and segment profit margin of 10.6 percent increased 1.6 points year to year.
For the first six months of 2025, Consulting gross profit margin of 27.4 percent increased 1.6 points compared to the prior-year period. Segment profit of $1,121 million increased 26.2 percent and segment profit margin of 10.8 percent increased 2.2 points in the first six months of 2025 compared to the prior-year period.
Consulting gross profit, segment profit and respective margin performance in the second quarter and the first six months of 2025 reflect the benefits of the productivity actions we have taken.
Consulting Signings and Book-to-Bill

(Dollars in millions)			Yr.-to-Yr. Percent Change	Yr.-to-Yr. Percent Change Adjusted For Currency
For the three months ended June 30:	2025	2024
Total Consulting signings	$4,793	$5,678	(15.6)%	(18.2)%

(Dollars in millions)			Yr.-to-Yr. Percent Change	Yr.-to-Yr. Percent Change Adjusted For Currency
For the six months ended June 30:	2025	2024
Total Consulting signings	$9,727	$11,189	(13.1)%	(13.9)%
For the three and six months ended June 30, 2025, Consulting signings decreased 15.6 percent as reported (18.2 percent adjusted for currency) and 13.1 percent as reported (13.9 percent adjusted for currency), respectively, as clients continued to delay decision-making, especially in discretionary projects. However, we had continued growth in backlog in the second quarter despite the challenging pricing environment. Our book-to-bill ratio for the trailing twelve-months was over 1.14. Book-to-bill represents the ratio of IBM Consulting signings to its revenue over the same period. The metric is a useful indicator of the demand of our business over time.
Signings are management’s initial estimate of the value of a client’s commitment under a services contract within IBM Consulting. There are no third-party standards or requirements governing the calculation of signings. The calculation used

Management Discussion – (continued)
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
Infrastructure

(Dollars in millions)			Yr.-to-Yr. Percent Change	Yr.-to-Yr. Percent Change Adjusted For Currency
For the three months ended June 30:	2025	2024
Infrastructure revenue:	$4,142	$3,645	13.6%	11.5%
Hybrid Infrastructure	$2,866	$2,360	21.5%	19.1%
IBM Z			70.2	67.1
Distributed Infrastructure			(15.1)	(16.9)
Infrastructure Support	1,275	1,285	(0.8)	(2.6)

(Dollars in millions)			Yr.-to-Yr. Percent Change	Yr.-to-Yr. Percent Change Adjusted For Currency
For the six months ended June 30:	2025	2024
Infrastructure revenue:	$7,027	$6,721	4.6%	4.3%
Hybrid Infrastructure	$4,512	$4,163	8.4%	7.6%
IBM Z			36.8	35.3
Distributed Infrastructure			(10.5)	(10.8)
Infrastructure Support	2,515	2,558	(1.7)	(1.1)
Infrastructure revenue of $4,142 million increased 13.6 percent as reported and 11.5 percent adjusted for currency in the second quarter of 2025 compared to the prior-year period, reflecting early strength in our new IBM Z program, z17, as AI use cases are resonating strongly with clients. IBM Z revenue increased 70.2 percent as reported and 67.1 percent adjusted for currency in the second quarter. The success of our z17 launch highlights the enduring nature of the IBM Z platform through the value of our continued innovation around AI workloads and hybrid cloud architecture. Distributed Infrastructure revenue decreased 15.1 percent as reported (16.9 percent adjusted for currency) with product cycle dynamics impacting Power. In July, we announced Power11, our next-generation platform featuring advancements across the processor, hardware architecture and virtualization software stack. While Storage was impacted by the new IBM Z cycle as clients prioritized hardware spend, our early strength in z17 and growth in installed capacity drives a long-term benefit.
For the first six months of 2025, Infrastructure revenue of $7,027 million increased 4.6 percent as reported (4.3 percent adjusted for currency) compared to the prior-year period, reflecting strong growth in Hybrid Infrastructure driven by z17, partially offset by the decline in Distributed Infrastructure, and a decrease in Infrastructure Support reflecting product cycle dynamics.

Management Discussion – (continued)

(Dollars in millions)			Yr.-to-Yr. Percent/ Margin Change
For the three months ended June 30:	2025	2024
Infrastructure:
Gross profit	$2,548	$2,060	23.7%
Gross profit margin	61.5%	56.5%	5.0	pts.
Segment profit	$965	$654	47.6%
Segment profit margin	23.3%	17.9%	5.4	pts.

(Dollars in millions)			Yr.-to-Yr. Percent/ Margin Change
For the six months ended June 30:	2025	2024
Infrastructure:
Gross profit	$4,071	$3,726	9.2%
Gross profit margin	57.9%	55.4%	2.5	pts.
Segment profit	$1,213	$965	25.7%
Segment profit margin	17.3%	14.4%	2.9	pts.
Infrastructure gross profit margin of 61.5 percent increased 5.0 points in the second quarter of 2025 compared to the prior-year period. Infrastructure segment profit of $965 million increased 47.6 percent and segment profit margin of 23.3 percent increased 5.4 points compared to the prior-year period.
For the first six months of 2025, gross profit margin of 57.9 percent increased 2.5 points compared to the prior-year period. Infrastructure segment profit of $1,213 million increased 25.7 percent and segment profit margin of 17.3 percent increased 2.9 points in the first six months of 2025 compared to the prior-year period.
Infrastructure gross profit margin expansion for the second quarter and first six months of 2025 were primarily driven by the launch of z17. Segment profit and profit margin performance for both periods were primarily driven by the gross profit margin expansion.
Financing
Refer to pages 76 through 77 for a discussion of Financing’s segment results.

Management Discussion – (continued)
Geographic Revenue
In addition to the revenue presentation by reportable segment, we also measure revenue performance on a geographic basis.

(Dollars in millions)			Yr.-to-Yr. Percent Change	Yr.-to-Yr. Percent Change Adjusted For Currency
For the three months ended June 30:	2025	2024
Total Revenue	$16,977	$15,770	7.7%	5.3%
Americas	$8,462	$7,979	6.1%	6.5%
Europe/Middle East/Africa (EMEA)	5,413	4,722	14.6	8.5
Asia Pacific	3,103	3,069	1.1	(2.7)

(Dollars in millions)			Yr.-to-Yr. Percent Change	Yr.-to-Yr. Percent Change Adjusted For Currency
For the six months ended June 30:	2025	2024
Total Revenue	$31,519	$30,231	4.3%	3.9%
Americas	$15,668	$15,275	2.6%	3.4%
Europe/Middle East/Africa (EMEA)	9,965	9,035	10.3	8.1
Asia Pacific	5,886	5,922	(0.6)	(1.4)
Geographic revenue performance for the three months ended June 30, 2025:
Americas revenue of $8,462 million increased 6.1 percent as reported and 6.5 percent adjusted for currency in the second quarter of 2025 compared to the prior-year period. The U.S. increased 4.5 percent year to year. Canada increased 27.8 percent as reported and 28.6 percent adjusted for currency. Latin America increased 1.4 percent as reported and 5.3 percent adjusted for currency, reflecting growth across most countries with a partial offsetting decline in Brazil of 6.1 percent as reported and 0.8 percent adjusted for currency.
In EMEA, total revenue of $5,413 million increased 14.6 percent as reported and 8.5 percent adjusted for currency. Germany, the UK, France, and Italy increased 30.9 percent, 23.7 percent, 15.4 percent and 9.1 percent, respectively, as reported, and 24.0 percent, 17.2 percent, 9.6 percent and 3.3 percent, respectively, adjusted for currency.
Asia Pacific revenue of $3,103 million increased 1.1 percent as reported, but decreased 2.7 percent adjusted for currency. Japan increased 4.3 percent as reported, but decreased 3.5 percent adjusted for currency. Australia and India increased 12.1 percent and 5.1 percent, respectively, as reported, and 15.0 percent and 7.9 percent, respectively, adjusted for currency. China decreased 21.5 percent as reported and 21.7 percent adjusted for currency.
Geographic revenue performance for the six months ended June 30, 2025:
Americas revenue of $15,668 million increased 2.6 percent as reported and 3.4 percent adjusted for currency. The U.S. increased 2.3 percent compared to the prior-year period. Canada increased 10.5 percent as reported and 13.6 percent adjusted for currency. Latin America was flat as reported, but grew 5.7 percent adjusted for currency. Within Latin America, Brazil decreased 5.9 percent as reported, but increased 2.3 percent adjusted for currency.
In EMEA, total revenue of $9,965 million increased 10.3 percent as reported and 8.1 percent adjusted for currency. The UK, Germany, France and Italy increased 17.2 percent, 14.5 percent, 9.4 percent and 8.0 percent, respectively, as reported, and 14.1 percent, 12.4 percent, 7.8 percent and 6.0 percent, respectively, adjusted for currency.
Asia Pacific revenue of $5,886 million decreased 0.6 percent as reported and 1.4 percent adjusted for currency. Japan increased 2.0 percent as reported, but declined 0.8 percent adjusted for currency. Australia and India increased 6.4 percent and 1.8 percent, respectively, as reported, and 10.0 percent and 5.3 percent, respectively, adjusted for currency. China decreased 24.1 percent as reported and 23.9 percent adjusted for currency.

Management Discussion – (continued)
Expense
Total Expense and Other (Income)

(Dollars in millions)			Yr.-to-Yr. Percent Change
For the three months ended June 30:	2025	2024
Total expense and other (income)	$7,380	$6,730	9.6%
Non-operating adjustments:
Amortization of acquired intangible assets	$(324)	$(268)	20.8%
Acquisition-related charges	(26)	(36)	(28.6)
Non-operating retirement-related (costs)/income	(25)	(98)	(74.1)
Operating (non-GAAP) expense and other (income)	$7,005	$6,328	10.7%
Total expense-to-revenue ratio	43.5%	42.7%	0.8	pts.
Operating (non-GAAP) expense-to-revenue ratio	41.3%	40.1%	1.1	pts.

(Dollars in millions)			Yr.-to-Yr. Percent Change
For the six months ended June 30:	2025	2024
Total expense and other (income) (1)	$14,253	$13,399	6.4%
Non-operating adjustments:
Amortization of acquired intangible assets	$(618)	$(526)	17.6%
Acquisition-related charges	(88)	(96)	(8.3)
Non-operating retirement-related (costs)/income	(48)	(194)	(75.3)
Operating (non-GAAP) expense and other (income) (1)	$13,499	$12,584	7.3%
Total expense-to-revenue ratio	45.2%	44.3%	0.9	pts.
Operating (non-GAAP) expense-to-revenue ratio	42.8%	41.6%	1.2	pts.

(1)2024 includes a pre-tax gain of $239 million from the divestiture of The Weather Company assets.
For additional information regarding total expense and other (income) for both expense presentations, refer to the following analyses by category.
Selling, General and Administrative Expense

(Dollars in millions)			Yr.-to-Yr. Percent Change
For the three months ended June 30:	2025	2024
Selling, general and administrative expense:
Selling, general and administrative — other	$4,078	$4,121	(1.0)%
Advertising and promotional expense	349	354	(1.2)
Workforce rebalancing charges	18	20	(8.5)
Amortization of acquired intangible assets	324	268	20.8
Stock-based compensation (1)	244	172	41.8
Provision for/(benefit from) expected credit loss expense	14	2	nm
Total selling, general and administrative expense	$5,027	$4,938	1.8%
Non-operating adjustments:
Amortization of acquired intangible assets	$(324)	$(268)	20.8%
Acquisition-related charges (1)	(25)	(18)	35.6
Operating (non-GAAP) selling, general and administrative expense	$4,679	$4,651	0.6%

(1)2025 includes awards in connection with acquisitions of $41 million for the three months ended June 30, 2025, which includes a non-operating adjustment in acquisition-related charges of $17 million.
nm - not meaningful

Management Discussion – (continued)

(Dollars in millions)			Yr.-to-Yr. Percent Change
For the six months ended June 30:	2025	2024
Selling, general and administrative expense:
Selling, general and administrative — other	$7,884	$8,036	(1.9)%
Advertising and promotional expense	588	633	(7.1)
Workforce rebalancing charges	334	396	(15.5)
Amortization of acquired intangible assets	618	526	17.6
Stock-based compensation (1)	461	343	34.4
Provision for/(benefit from) expected credit loss expense	28	(21)	nm
Total selling, general and administrative expense	$9,913	$9,912	0.0%
Non-operating adjustments:
Amortization of acquired intangible assets	$(618)	$(526)	17.6%
Acquisition-related charges (1)	(83)	(28)	190.8
Operating (non-GAAP) selling, general and administrative expense	$9,212	$9,358	(1.6)%

(1)2025 includes awards in connection with acquisitions of $45 million for the six months ended June 30, 2025, which includes a non-operating adjustment in acquisition-related charges of $17 million.
nm - not meaningful
Total selling, general and administrative (SG&A) expense increased 1.8 percent in the second quarter of 2025 versus the prior-year period driven primarily by the following factors:
•Higher operating expenses from acquired businesses, as a result of our continued investment to drive our hybrid cloud and AI strategy (5 points);
•The effects of currency (1 point); and
•Higher amortization of acquired intangible assets and acquisition-related charges (1 point); partially offset by
•Lower spending reflecting the benefits from productivity actions focused on transforming our enterprise operations (6 points).
Operating (non-GAAP) SG&A expense increased 0.6 percent year to year primarily driven by the same factors above, excluding the higher amortization of acquired intangible assets and acquisition-related charges.
Expected credit loss expense was a provision of $14 million in the second quarter of 2025 compared to $2 million in the prior-year period. The year-to-year change was primarily driven by higher specific reserve requirements in the current-year period. Refer to “Receivables and Allowances” section on page 70 for additional information.
Total SG&A expense was flat in the first six months of 2025 versus the prior-year period driven primarily by the following factors:
•Higher operating expenses from acquired businesses, as a result of our continued investment to drive our hybrid cloud and AI strategy (4 points); and
•Higher amortization of acquired intangible assets and acquisition-related charges and (2 points); partially offset by
•Benefits from productivity and the actions taken to transform our operations (5 points); and
•Lower workforce rebalancing charges (1 point).
Operating (non-GAAP) SG&A expense decreased (1.6) percent year to year primarily driven by the same factors above, excluding the higher acquisition-related charges and amortization of acquired intangible assets.

Management Discussion – (continued)
Expected credit loss expense was a provision of $28 million in the first six months of 2025 compared to a benefit of $21 million in the prior-year period. The year-to-year change was primarily driven by higher unallocated reserve requirements in the current year as a result of the current economic conditions. Refer to "Receivables and Allowances" section on page 70 for additional information.
Research and Development

(Dollars in millions)			Yr.-to-Yr. Percent Change
For the three months ended June 30:	2025	2024
Research and development expense	$2,097	$1,840	13.9%

(Dollars in millions)			Yr.-to-Yr. Percent Change
For the six months ended June 30:	2025	2024
Research and development expense	$4,047	$3,637	11.3%
Non-operating adjustments:
Acquisition-related charges	(4)	—	nm
Operating (non-GAAP) research and development expense	$4,043	$3,637	11.2%

nm - not meaningful
Research and development (R&D) expense increased 13.9 percent year to year in the second quarter. The year-to-year increase in R&D expense was primarily driven by investments to drive innovation in AI, hybrid cloud and quantum and higher operating acquisition-related spending.
Research and development (R&D) expense and operating (non-GAAP) R&D expense increased 11.3 percent and 11.2 percent, respectively, in the first six months of 2025 primarily driven by the same factors above.
Intellectual Property and Custom Development Income

(Dollars in millions)			Yr.-to-Yr. Percent Change
For the three months ended June 30:	2025	2024
Intellectual property and custom development income:
Intellectual property income (1)	$43	$77	(44.1)%
Custom development income	172	165	4.4
Total	$215	$241	(11.0)%

(Dollars in millions)			Yr.-to-Yr. Percent Change
For the six months ended June 30:	2025	2024
Intellectual property and custom development income:
Intellectual property income (1)	$106	$149	(28.9)%
Custom development income	362	309	17.3
Total	$468	$458	2.2%

(1)Includes licensing, royalty-based fees and sales
Total intellectual property and custom development income decreased 11.0 percent year to year in the second quarter, and increased 2.2 percent in the first six months of 2025 compared to the prior-year period. The increase in the first six months of 2025 was primarily driven by joint development and licensing agreements with a Japanese consortium to leverage our intellectual property and expertise on advanced semiconductors.
The timing and amount of licensing and sales of IP may vary significantly from period to period depending upon the timing of licensing agreements, economic conditions, industry consolidation and the timing of new patents and know-how development.

Management Discussion – (continued)

Other (Income) and Expense

(Dollars in millions)			Yr.-to-Yr. Percent Change
For the three months ended June 30:	2025	2024
Other (income) and expense:
(Gains)/losses on foreign currency transactions	$773	$(140)	nm
(Gains)/losses on derivative instruments (1)	(601)	140	nm
Interest income	(172)	(217)	(20.4)%
Net (gains)/losses from securities and investment assets	(19)	0	nm
Retirement-related costs/(income)	25	98	(74.1)
Other	(45)	(114)	(61.1)
Total other (income) and expense	$(39)	$(233)	(83.3)%
Non-operating adjustments:
Acquisition-related charges (1)	$(1)	$(18)	(93.8)%
Non-operating retirement-related (costs)/income	(25)	(98)	(74.1)
Operating (non-GAAP) other (income) and expense	$(65)	$(349)	(81.3)%

(1)2024 includes the realized loss recognized on foreign exchange derivative contracts entered into by the company prior to the acquisition of StreamSets and webMethods from Software AG. Refer to note 16, “Derivative Financial Instruments,” for additional information.
nm - not meaningful

(Dollars in millions)			Yr.-to-Yr. Percent Change
For the six months ended June 30:	2025	2024
Other (income) and expense:
(Gains)/losses on foreign currency transactions	$1,215	$(345)	nm
(Gains)/losses on derivative instruments (1)	(1,043)	427	nm
Interest income	(363)	(427)	(14.9)%
Net (gains)/losses from securities and investment assets	10	(10)	nm
Retirement-related costs/(income)	48	194	(75.3)
Other	(71)	(389)	(81.7)
Total other (income) and expense	$(204)	$(550)	(63.0)%
Non-operating adjustments:
Acquisition-related charges (1)	(1)	(68)	(98.4)%
Non-operating retirement-related (costs)/income	(48)	(194)	(75.3)%
Operating (non-GAAP) other (income) and expense	$(253)	$(812)	(68.9)%

(1)2024 includes the realized loss recognized on foreign exchange derivative contracts entered into by the company prior to the acquisition of StreamSets and webMethods from Software AG. Refer to note 16, “Derivative Financial Instruments,” for additional information.
nm - not meaningful
Total other (income) and expense was income of $39 million in the second quarter of 2025 and decreased $194 million compared to the prior-year period. The year-to-year change was primarily driven by:
•Higher net exchange losses (including derivative instruments) of $171 million in the current-year period; and
•Lower interest income ($44 million) primarily driven by a lower average cash balance in the current year and lower average interest rates; partially offset by
•Lower non-operating retirement-related costs of $73 million. Refer to "Retirement-Related Plans" for additional information.

Management Discussion – (continued)
Operating (non-GAAP) other (income) and expense was income of $65 million in the second quarter of 2025 and decreased $283 million compared to the prior-year period. The year-to-year change was primarily driven by the factors described above excluding lower non-operating retirement-related costs.
Total other (income) and expense was income of $204 million in the first six months of 2025 compared to income of $550 million in the prior-year period. The year-to-year change was primarily driven by:
•Lower gains on divestitures of $252 million primarily driven by the divestiture of The Weather Company assets in first-quarter 2024 (included in "Other" in the table above); and
•Higher net exchange losses (including derivative instruments) of $91 million; and
•Lower interest income of $64 million primarily driven by lower interest rates in the current year; partially offset by
•Lower non-operating retirement-related costs of $146 million compared to the prior-year period. Refer to "Retirement-Related Plans" for additional information.
Operating (non-GAAP) other (income) and expense was income of $253 million in the first six months of 2025 and decreased $559 million compared to the prior-year period. The year-to-year change was primarily driven by the factors described above, excluding lower non-operating retirement-related costs.
Interest Expense

(Dollars in millions)			Yr.-to-Yr. Percent Change
For the three months ended June 30:	2025	2024
Interest expense	$510	$427	19.3%

(Dollars in millions)			Yr.-to-Yr. Percent Change
For the six months ended June 30:	2025	2024
Interest expense	$965	$859	12.3%
Interest expense increased $82 million and $106 million year to year in the second quarter and first six months of 2025, respectively. Interest expense is presented in cost of financing in the Consolidated Income Statement if the related external borrowings are to support the Financing external business. Overall interest expense (excluding capitalized interest) for the second quarter and first six months of 2025 was $595 million and $1,138 million, respectively, an increase of $87 million and $112 million, respectively, compared to the prior-year periods. The year-to-year dynamics for both the second quarter and first six months of 2025 were primarily driven by higher average interest rates and a higher average debt balance in the current year.
Retirement-Related Plans
The following tables provide the total pre-tax cost for all retirement-related plans. The operating cost amounts are included in the Consolidated Income Statement within the caption (e.g., Cost, SG&A, R&D) relating to the job function of the plan participants. The non-operating cost amounts are included in other (income) and expense.

Management Discussion – (continued)

(Dollars in millions)			Yr.-to-Yr. Percent Change
For the three months ended June 30:	2025	2024
Retirement-related plans — cost:
Service cost	$133	$141	(5.8)%
Multi-employer plans	3	3	11.6
Cost of defined contribution plans	120	109	9.9
Total operating costs	$255	$252	1.2%
Interest cost	$493	$555	(11.1)%
Expected return on plan assets	(638)	(725)	(12.1)
Recognized actuarial losses	157	256	(38.5)
Amortization of prior service costs/(credits)	(2)	(2)	(9.9)
Curtailments/settlements	5	2	95.7
Other costs	10	12	(18.5)
Total non-operating costs/(income)	$25	$98	(74.1)%
Total retirement-related plans — cost	$281	$350	(19.9)%

(Dollars in millions)			Yr.-to-Yr. Percent Change
For the six months ended June 30:	2025	2024
Retirement-related plans — cost:
Service cost	$263	$284	(7.3)%
Multi-employer plans	6	6	(0.3)
Cost of defined contribution plans	229	220	4.3
Total operating costs	$499	$510	(2.2)%
Interest cost	$969	$1,113	(12.9)%
Expected return on plan assets	(1,252)	(1,455)	(14.0)
Recognized actuarial losses	309	515	(39.9)
Amortization of prior service costs/(credits)	(4)	(4)	0.1
Curtailments/settlements	7	4	50.8
Other costs	18	20	(10.8)
Total non-operating costs/(income)	$48	$194	(75.3)%
Total retirement-related plans — cost	$546	$704	(22.4)%
Total pre-tax retirement-related plan cost in the second quarter of 2025 decreased by $70 million compared to the second quarter of 2024, primarily driven by a decrease in recognized actuarial losses ($99 million) and lower interest cost ($62 million), partially offset by lower expected return on plan assets ($88 million). Total cost for the first six months of 2025 decreased by $157 million compared to the first six months of 2024, primarily driven by a decrease in recognized actuarial losses ($206 million) and lower interest cost ($144 million), partially offset by lower expected return on plan assets ($203 million).
As described in the “Operating (non-GAAP) Earnings” section, management characterizes certain retirement-related costs as operating and others as non-operating. Utilizing this characterization, operating retirement-related costs in the second quarter of 2025 were $255 million, an increase of $3 million compared to the second quarter of 2024. The increase was primarily driven by increased cost of defined contribution plans ($11 million), partially offset by lower service cost ($8 million). For the first six months of 2025, operating retirement-related costs were $499 million, a decrease of $11 million compared to the prior-year period, primarily driven by lower service cost ($21 million) partially offset by increased cost of defined contribution plans ($10 million). Non-operating costs/(income) was $25 million of cost in the second quarter of 2025 compared to $98 million in the prior-year period, and $48 million for the first six months of 2025 compared to $194 million in the prior-year period. For the periods presented, the year-to-year decreases in recognized actuarial losses and interest cost, and lower expected return on plan assets were primarily driven by the prior year U.S. and

Management Discussion – (continued)
Canada pension transfers which occurred in the second half of 2024. Refer to note U, “Retirement-Related Benefits,” in our 2024 Annual Report for additional information.
Taxes
The continuing operations provision for income taxes in the second quarter of 2025 was $404 million, compared to $389 million in the second quarter of 2024. The operating (non-GAAP) provision for income taxes in the second quarter of 2025 was $545 million, compared to $516 million in the second quarter of 2024.
The continuing operations provision for income taxes for the first six months of 2025 was $507 million, compared to a benefit from income taxes of $112 million for the first six months of 2024. The benefit from income taxes in the first six months of 2024 was primarily driven by the resolution of certain tax audit matters in the first quarter. The operating (non-GAAP) provision for income taxes in the first six months of 2025 was $766 million, compared to $610 million in the first six months of 2024. The operating (non-GAAP) income tax provision year-to-year change was primarily driven by the same factor described above.
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
On July 4, 2025, H.R. 1, a bill to provide for reconciliation, was signed into law in the United States as Public Law 119-21 (the Act). The Act incorporates various business tax provisions, including the permanent extension of key measures from the 2017 Tax Cuts and Jobs Act. The effects of changes in tax legislation must be recognized in the period of enactment. The company is currently assessing the tax effects of the Act and expects to record a one-time, non-cash charge in the Consolidated Income Statement for the period ending September 30, 2025, primarily for the remeasurement of deferred tax assets and liabilities related to Global Intangible Low-Taxed Income (GILTI), now renamed to Net Controlled Foreign Corporation Tested Income (NCTI). This one-time, non-cash charge is not expected to impact operating (non-GAAP) net income or operating (non-GAAP) earnings per share.
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
The company is involved in a number of income tax-related matters in India challenging tax assessments issued by the India Tax Authorities. As of June 30, 2025, the company had recorded approximately $430 million as prepaid income taxes in India. A significant portion of this balance represents cash tax deposits paid over time to protect the company’s right to appeal various income tax assessments made by the India Tax Authorities. Although the outcome of tax audits is always uncertain, the company believes that adequate amounts of tax, interest and penalties have been provided for any adjustments that are expected to result for these years.
The amount of unrecognized tax benefits at June 30, 2025 is $9,192 million which can be reduced by $664 million associated with timing adjustments, potential transfer pricing adjustments, and state income taxes. The net amount of $8,528 million, if recognized, would favorably affect the company’s effective tax rate.

Management Discussion – (continued)
Financial Position
Dynamics
Our balance sheet at June 30, 2025 continues to provide us with financial flexibility to support and invest in the business.
Cash and cash equivalents, restricted cash and marketable securities at June 30, 2025 were $15,530 million, an increase of $726 million compared to December 31, 2024. Total debt of $64,165 million at June 30, 2025 increased $9,192 million compared to December 31, 2024, primarily driven by the first-quarter 2025 debt issuances to increase our financial liquidity and plan for our future debt maturities, and due to currency fluctuation. We continue to manage our debt levels while being acquisitive and without sacrificing investments in our business.
In the first six months of 2025, we generated $6,071 million in cash from operating activities, a decrease of $162 million compared to the first six months of 2024. Within cash from operating activities, cash provided by financing receivables decreased $345 million compared to the prior year. Our free cash flow for the six months ended June 30, 2025 was $4,808 million, an increase of $285 million versus the prior-year period. Refer to pages 74 through 75 for additional information on free cash flow. We invested $7,845 million in acquisitions primarily for the acquisition of HashiCorp which was completed in the first quarter and we returned $3,112 million to shareholders through dividends in the first six months of 2025.
Our pension plans were well funded at the end of 2024, with worldwide qualified plans funded at 116 percent. Overall pension funded status as of the end of June 2025 was fairly consistent with year-end 2024. We expect contributions for all retirement-related plans to be approximately $1.3 billion in 2025, essentially flat compared to the prior year.
IBM Working Capital

(Dollars in millions)	At June 30, 2025	At December 31, 2024
Current assets	$34,253	$34,482
Current liabilities	37,726	33,142
Working capital	$(3,473)	$1,340
Current ratio	0.91:1	1.04:1
Working capital decreased $4,813 million from the year-end 2024 position. Current assets decreased $229 million ($1,575 million adjusted for currency) primarily due to decreases in receivables mainly from collections of seasonally higher year-end balances; partially offset by an increase in cash and cash equivalents, restricted cash and marketable securities. Current liabilities increased $4,584 million ($3,227 million adjusted for currency) primarily due to increases in short-term debt driven by reclassifications from long-term debt net of maturities, and in deferred income; partially offset by a decrease in taxes payable.
Receivables and Allowances
Roll Forward of Total IBM Receivables Allowance for Credit Losses

(Dollars in millions)
January 1, 2025	Additions / (Releases) (1)	Write-offs (2)	Foreign currency and other	June 30, 2025
$273	$24	$(28)	$23	$291

(1)Additions/(Releases) for allowance for credit losses are recorded in expense.
(2)Refer to note A, “Significant Accounting Policies,” in our 2024 Annual Report for additional information regarding allowance for credit loss write-offs.
Excluding receivables classified as held for sale, the total IBM receivables provision coverage was 1.5 percent at June 30, 2025, an increase of 10 basis points compared to December 31, 2024. The increase in coverage is primarily driven by an increase in the unallocated allowance for credit losses on financing receivables. The majority of the write-offs during the six months ended June 30, 2025 were related to receivables which had been previously reserved. Refer to Financing's

Management Discussion – (continued)
“Balance Sheet and Return on Equity Highlights” on page 76 for additional details regarding the Financing segment receivables and allowances.
Noncurrent Assets and Liabilities

(Dollars in millions)	At June 30, 2025	At December 31, 2024
Noncurrent assets	$114,332	$102,693
Long-term debt	$55,219	$49,884
Noncurrent liabilities (excluding debt)	$28,052	$26,756
Noncurrent assets increased $11,639 million ($8,976 million adjusted for currency) primarily due to an increase in goodwill and intangible assets from the HashiCorp acquisition.
Long-term debt increased $5,335 million ($3,411 million adjusted for currency) primarily driven by our first-quarter 2025 debt issuances; partially offset by reclassifications to short-term debt to reflect upcoming maturities.
Noncurrent liabilities (excluding debt) increased $1,296 million (decreased $243 million adjusted for currency) primarily driven by currency.
Debt
Our funding requirements are continually monitored as we execute our strategies to manage the overall asset and liability profile. Additionally, we maintain sufficient flexibility to access global funding sources as needed.

(Dollars in millions)	At June 30, 2025	At December 31, 2024
Total debt	$64,165	$54,973
Financing segment debt (1)	$11,731	$12,116
Non-Financing debt	$52,434	$42,858

(1)Refer to Financing’s “Balance Sheet and Return on Equity Highlights” on page 76 for additional details.
Total debt of $64,165 million increased $9,192 million ($7,244 million adjusted for currency) from December 31, 2024, primarily driven by proceeds from issuances of $8,385 million to increase our financial liquidity and plan for our future debt maturities; partially offset by maturities of $2,565 million.
Non-Financing debt of $52,434 million increased $9,577 million ($7,894 million adjusted for currency) from December 31, 2024, primarily as a result of the issuances and maturities described above.

Financing segment debt of $11,731 million decreased $385 million ($650 million adjusted for currency) from December 31, 2024, primarily due to lower funding requirements associated with financing receivables.
Financing provides financing solutions predominantly for IBM’s external client assets, and the debt used to fund Financing assets is primarily comprised of intercompany loans. Total debt changes generally correspond with the level of client and commercial financing receivables, the level of cash and cash equivalents, the change in intercompany and external payables, and the change in intercompany investment from IBM. The terms of the intercompany loans are set by the company to substantially match the term, currency and interest rate variability underlying the financing receivable. The Financing debt-to-equity ratio remained at 9.0 to 1 at June 30, 2025.
Interest expense relating to debt supporting Financing’s external client and internal business is included in the “Financing Results of Operations” and in note 4, “Segments.” In the Consolidated Income Statement, the external debt-related interest expense supporting Financing’s internal financing to the company is classified as interest expense.

Management Discussion – (continued)
Equity
Total equity increased $195 million from December 31, 2024, primarily driven by net income of $3,249 million and common stock of $1,012 million; partially offset by dividends paid of $3,112 million and an increase in accumulated other comprehensive loss of $772 million driven by net unrealized losses from cash flow hedges.
Cash Flow
Our cash flows from operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flows on page 7, are summarized in the table below. These amounts also include the cash flows associated with the Financing business.

(Dollars in millions)
For the six months ended June 30:	2025	2024
Net cash provided by/(used in):
Operating activities	$6,071	$6,234
Investing activities	(11,281)	(1,971)
Financing activities	2,589	(2,638)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	487	(236)
Net change in cash, cash equivalents and restricted cash	$(2,134)	$1,389
Net cash provided by operating activities decreased $162 million as compared to the first six months of 2024. This was due to a decrease in cash provided by financing receivables and balance sheet dynamics; partially offset by performance-related improvements within net income.
Net cash used in investing activities increased $9,310 million primarily driven by the HashiCorp acquisition, higher net purchases of marketable securities and other investments, and a decrease in cash provided by divestitures as the first quarter 2024 included the sale of The Weather Company assets.
Net cash provided by financing activities increased $5,226 million primarily driven by a higher level of net debt issuances in the current-year period.
Looking Forward
Technology continues to serve as a key competitive advantage which allows businesses to scale, drive cost efficiencies, productivity, and to fuel growth and transformation. It is clear that technology is playing a significant role as the value of hybrid cloud, automation, data sovereignty, and on-prem solutions becomes even more critical in today’s environment.
Enterprise AI continues to gain traction. The portfolio of AI offerings we have built, including cost efficient, fit-for-purpose open-source models deployed in hybrid environments, is focused on helping businesses scale AI and generate return through productivity improvements and automation. In Software, IBM watsonx provides a robust portfolio of AI products for developing AI apps, managing data, and governing the entire lifecycle of AI models and AI agents. We continue to see Infrastructure play a larger role, enabling hybrid cloud environments for mission-critical transactions and AI workloads, as clients bring AI to their data. In June, we launched the IBM z17, which delivers enhanced AI acceleration through multi-model AI capabilities. In July, we introduced IBM Power11 which delivers the performance, resiliency, and scalability needed to run mission-critical data-intensive workloads. In Consulting, our experts are helping clients design and execute AI strategies by leveraging the IBM Consulting Advantage platform, an AI delivery platform designed to implement solutions at scale, transforming how our consultants work and harnessing AI across every stage of the project lifecycle.
AI is also a powerful driver of transformation for our clients and for IBM. We are transforming our enterprise operations, driving efficiency and cost savings, by leveraging technology and embedding AI in our own workflows, as well as optimizing our supply chain and service delivery. This quarter, we continued to optimize our supply chain by shifting

Management Discussion – (continued)
our Distributed Infrastructure manufacturing to an industry standard strategic partner. This is the next evolution of our supply transformation as we pivot to a simpler, more efficient process.

We remain focused on accelerating innovation speed and impact, and we continue to invest in emerging technologies, including Quantum, bringing new innovations to market. To complement our portfolio, we completed six acquisitions in the first six months of 2025, including the acquisition of HashiCorp in the first quarter, which brought leading automation and security tools that integrate with our hybrid cloud.
Our first-half performance reflects the continued success of our focused strategy around hybrid cloud and AI, highlighting the resiliency of our business model. We remain focused on consistent execution, delivering long-term growth aligned with our financial model.
While the operating environment remains dynamic, we believe our focused portfolio, disciplined investments in innovation, diverse set of businesses and clients, relentless focus on productivity, and strong liquidity position drive the durability of our performance.
Retirement-Related Plans
Our pension plans are well funded. Contributions for all retirement-related plans are expected to be approximately $1.3 billion in 2025, essentially flat compared to 2024, of which $0.1 billion generally relates to legally required contributions to non-U.S. defined benefit and multi-employer plans. We expect 2025 pre-tax retirement-related plan cost to be approximately $1.1 billion. This estimate reflects current pension plan assumptions at December 31, 2024. Within total retirement-related plan cost, operating retirement-related plan cost is expected to be approximately $1.0 billion in 2025, essentially flat compared to 2024. Non-operating retirement-related plan cost is expected to be approximately $0.1 billion, a decrease of approximately $3.3 billion compared to 2024, primarily driven by the $3.1 billion of pension settlement charges resulting from the U.S. and Canada pension transfers in the second half of 2024, and lower recognized actuarial losses.
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
References to “adjusted for currency” or “constant currency” reflect adjustments based upon a simple mathematical formula. However, this constant currency methodology that we utilize to disclose this information does not incorporate any operational actions that management could take to mitigate fluctuating currency rates. Based on the currency rate movements in the second quarter of 2025, revenue from continuing operations increased 7.7 percent as reported and 5 percent at constant currency compared to the prior year. In the first six months of 2025, revenue from continuing operations increased 4.3 percent as reported and 4 percent at constant currency, compared to the same period in 2024.
At June 30, 2025, currency changes resulted in assets and liabilities denominated in most local currencies being translated into more dollars than at year-end 2024. We use financial hedging instruments to limit specific currency risks related to foreign currency-based transactions.
We translate revenue, cost and expense in our non-U.S. operations at current exchange rates in the reported period. In the second quarter of 2025 and first six months of 2025, the impact from currency translation and hedging to year-to-year pre-tax income, operating (non-GAAP) pre-tax income and segments profit margin growth was immaterial. Hedging and certain underlying foreign currency transaction gains and losses are allocated to our segment results. Considering the operational responses mentioned above, movements of exchange rates, and the nature and timing of hedging instruments, it is difficult to predict future currency impacts on any particular period.
For non-U.S. subsidiaries and branches that operate in U.S. dollars or whose economic environment is highly inflationary, translation adjustments are reflected in results of operations. Generally, we manage currency risk in these entities by linking prices and contracts to U.S. dollars.

Management Discussion – (continued)
Liquidity and Capital Resources
In our 2024 Annual Report, on pages 34 to 37, there is a discussion of our liquidity including two tables that present three years of data. The table presented on page 34 includes net cash from operating activities, cash and cash equivalents, restricted cash and short-term marketable securities, and the size of our global credit facilities for each of the past three years. For the six months ended, or at, as applicable, June 30, 2025, those amounts are $6.1 billion of net cash from operating activities, $15.5 billion of cash and cash equivalents, restricted cash and short-term marketable securities and $10.0 billion in global credit facilities, respectively. While we have no current plans to draw on these credit facilities, they are available as back-up liquidity. On June 20, 2025, we amended our $2.5 billion Three-Year Credit Agreement and $7.5 billion Five-Year Credit Agreement (the Credit Agreements) to extend the maturity dates. Refer to note 12, “Borrowings,” for additional details on these credit facilities.
The major rating agencies' ratings on our debt securities at June 30, 2025 appear in the following table and remain unchanged from March 31, 2025.

IBM Ratings:	Standard and Poor's	Moody’s Investors Service	Fitch Ratings
Senior long-term debt	A-	A3	A-
Commercial paper	A-2	Prime-2	F1
We have financial flexibility, supported by our strong liquidity position and cash flows, to operate at a single A credit rating. Debt levels have increased $9.2 billion ($7.2 billion adjusted for currency) from December 31, 2024 driven by debt issuances; partially offset by maturities. In the first quarter of 2025, we issued $8.4 billion of debt for general corporate purposes, including our future debt maturity obligations, as well as capital allocation priorities. Refer to note 12, “Borrowings,” for additional information.
We do not have “ratings trigger” provisions in our debt covenants or documentation, which would allow the holders to declare an event of default and seek to accelerate payments thereunder in the event of a change in credit rating. Our debt covenants are well within the required levels. Our contractual agreements governing derivative instruments contain standard market clauses which can trigger the termination of the agreement if our credit rating were to fall below investment grade. At June 30, 2025, the fair value of those instruments that were in a liability position was $820 million, before any applicable netting, and this position is subject to fluctuations in fair value period to period based on the level of our outstanding instruments and market conditions. We have no other contractual arrangements that, in the event of a change in credit rating, would result in a material adverse effect on our financial position or liquidity.
We prepare our Consolidated Statement of Cash Flows in accordance with applicable accounting standards for cash flow presentation on page 7 of this Form 10-Q and highlight causes and events underlying sources and uses of cash in that format on page 72. For the purpose of running its business, IBM manages, monitors and analyzes cash flows in a different manner.
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

Management Discussion – (continued)
The following is management’s view of cash flows for the first six months of 2025 and 2024 prepared in a manner consistent with the description above.

(Dollars in millions)
For the six months ended June 30:	2025	2024
Net cash from operating activities per GAAP	$6,071	$6,234
Less: change in Financing receivables	606	951
Net cash from operating activities, excluding Financing receivables	$5,465	$5,283
Capital expenditures, net	(657)	(761)
Free cash flow	$4,808	$4,522
Change in Financing receivables (1)	606	951
Acquisitions	(7,845)	(235)
Divestitures	(1)	703
Dividends	(3,112)	(3,058)
Change in total debt (1)	5,791	481
Other (1) (2)	(9)	(631)
Effect of exchange rate changes on cash, cash equivalents and restricted cash (1)	487	(236)
Change in cash, cash equivalents, restricted cash and short-term marketable securities	$726	$2,497

(1)Prior-year amounts have been reclassified to conform to the change in 2025 presentation.
(2)Includes net change in short-term marketable securities.
In the first six months of 2025, we generated $4.8 billion in free cash flow, an increase of $0.3 billion versus the prior-year period. The increase was primarily driven by performance-related improvements within net income; partially offset by working capital. In the first six months of 2025, we invested $7.8 billion in acquisitions, including the acquisition of HashiCorp, and we continued to return value to shareholders with $3.1 billion in dividends.
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
Results of Operations

(Dollars in millions)			Yr.-to-Yr. Percent Change/ Margin Change		Yr.-to-Yr. Percent Change Adjusted For Currency
For the three months ended June 30:	2025	2024
Revenue	$166	$169	(1.7)%		(3.3)%
Segment profit	$179	$77	134.2%
Segment profit margin	107.9%	45.3%	62.6	pts.

(Dollars in millions)			Yr.-to-Yr. Percent Change/ Margin Change		Yr.-to-Yr. Percent Change Adjusted For Currency
For the six months ended June 30:	2025	2024
Revenue	$357	$362	(1.2)%		(0.3)%
Segment profit	$248	$168	47.1%
Segment profit margin	69.3%	46.5%	22.8	pts.
For the three months ended June 30, 2025, financing revenue decreased 1.7 percent as reported (3.3 percent adjusted for currency) compared to the prior-year period. For the six months ended June 30, 2025, financing revenue decreased 1.2 percent as reported (0.3 percent adjusted for currency) compared to the prior-year period.
Segment profit increased 134.2 percent to $179 million and segment profit margin increased 62.6 points to 107.9 percent, respectively, in the second quarter of 2025 compared to the prior-year period. For the six months ended June 30, 2025, segment profit increased 47.1 percent to $248 million and segment profit margin increased 22.8 points to 69.3 percent, respectively, compared to the prior-year period. The increase in segment profit for both periods was primarily driven by higher intercompany financing net other income for sales of returned equipment to Infrastructure which reflects IBM Z product cycle dynamics.
Balance Sheet and Return on Equity Highlights

(Dollars in millions)	At June 30, 2025	At December 31, 2024
Client financing receivables (1)	$11,221	$10,294
Commercial financing receivables (1) (2)	$1,282	$2,216
Financing Segment Debt (3)	$11,731	$12,116
Equity	$1,303	$1,346

(1)Refer to note 9, “Financing Receivables,” for additional information.
(2)Includes both held for investment and held for sale receivables. The 2024 receivables amounts have been combined to conform to the 2025 presentation.
(3)Financing segment debt is primarily comprised of intercompany loans.
Return on equity was 49.2 percent compared to 21.4 percent for the three months ended June 30, 2025 and 2024, respectively. Return on equity was 32.8 percent compared to 22.5 percent for the six months ended June 30, 2025 and 2024, respectively. The increase in both periods was primarily driven by higher net income which reflects the increase in segment profit as described above. For the three and six months ended June 30, 2025, return on equity is calculated as annualized after-tax segment profit divided by the average of the ending equity for Financing for the last two quarters and three quarters, respectively. Annualized after-tax segment profit is a function of IBM's provision for income taxes determined on a consolidated basis.

Management Discussion – (continued)
The following table presents Client financing and Commercial financing receivables excluding receivables classified as held for sale.

(Dollars in millions)	At June 30, 2025	At December 31, 2024
Amortized cost	$11,898	$11,738
Specific allowance for credit losses	93	99
Unallocated allowance for credit losses	48	29
Total allowance for credit losses	141	128
Net financing receivables	$11,757	$11,611
Allowance for credit losses coverage	1.2%	1.1%
The percentage of Financing segment receivables reserved increased from 1.1 percent at December 31, 2024, to 1.2 percent at June 30, 2025, primarily driven by an increase in unallocated allowance for credit losses which reflects current economic conditions.
We continue to apply our rigorous credit policies. Approximately 78 percent of the total external portfolio was with investment grade clients, an increase of 4 points as compared to December 31, 2024. This investment grade percentage is based on the credit ratings of the companies in the portfolio and reflects certain mitigating actions taken to reduce the risk to IBM. For additional information relating to the company's credit quality and mitigation actions, including sales of receivables, refer to note 9, “Financing Receivables.”

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

(Dollars in millions except per share amounts)	GAAP	Acquisition- Related Adjustments		Retirement- Related Adjustments		U.S. Tax Reform Impacts		Operating (non-GAAP)
For the three months ended June 30, 2025:
Gross profit	$9,977	$225		$—		$—		$10,202
Gross profit margin	58.8%	1.3	pts.	—	pts.	—	pts.	60.1%
SG&A	$5,027	$(348)		$—		$—		$4,679
Other (income) and expense	$(39)	$(1)		$(25)		$—		$(65)
Total expense and other (income)	$7,380	$(350)		$(25)		$—		$7,005
Pre-tax income from continuing operations	$2,597	$575		$25		$—		$3,197
Pre-tax margin from continuing operations	15.3%	3.4	pts.	0.1	pts.	—	pts.	18.8%
Provision for/(benefit from) income taxes (1)	$404	$132		$9		$—		$545
Effective tax rate	15.5%	1.3	pts.	0.2	pts.	—	pts.	17.0%
Income from continuing operations	$2,193	$443		$17		$—		$2,652
Income margin from continuing operations	12.9%	2.6	pts.	0.1	pts.	—	pts.	15.6%
Diluted earnings per share from continuing operations	$2.31	$0.47		$0.02		$—		$2.80

(Dollars in millions except per share amounts)	GAAP	Acquisition- Related Adjustments		Retirement- Related Adjustments		U.S. Tax Reform Impacts		Operating (non-GAAP)
For the three months ended June 30, 2024:
Gross profit	$8,950	$170		$—		$—		$9,120
Gross profit margin	56.8%	1.1	pts.	—	pts.	—	pts.	57.8%
SG&A	$4,938	$(286)		$—		$—		$4,651
Other (income) and expense (2)	$(233)	$(18)		$(98)		$—		$(349)
Total expense and other (income)	$6,730	$(304)		$(98)		$—		$6,328
Pre-tax income from continuing operations	$2,219	$474		$98		$—		$2,792
Pre-tax margin from continuing operations	14.1%	3.0	pts.	0.6	pts.	—	pts.	17.7%
Provision for/(benefit from) income taxes (1)	$389	$113		$26		$(12)		$516
Effective tax rate	17.5%	1.1	pts.	0.3	pts.	(0.4)	pts.	18.5%
Income from continuing operations	$1,830	$362		$72		$12		$2,275
Income margin from continuing operations	11.6%	2.3	pts.	0.5	pts.	0.1	pts.	14.4%
Diluted earnings per share from continuing operations	$1.96	$0.39		$0.08		$0.01		$2.43

(1)The tax impact on operating (non-GAAP) pre-tax income from continuing operations is calculated under the same accounting principles applied to the GAAP pre-tax income.
(2)Acquisition-Related Adjustments in 2024 includes a loss of $18 million on foreign exchange derivative contracts entered into by the company prior to the acquisition of StreamSets and webMethods from Software AG. Refer to note 16, “Derivative Financial Instruments,” for additional information.

Management Discussion – (continued)

(Dollars in millions except per share amounts)	GAAP	Acquisition- Related Adjustments		Retirement- Related Adjustments		U.S. Tax Reform Impacts		Operating (non-GAAP)
For the six months ended June 30, 2025:
Gross profit	$18,008	$426		$—		$—		$18,434
Gross profit margin	57.1%	1.4	pts.	—	pts.	—	pts.	58.5%
SG&A	$9,913	$(701)		$—		$—		$9,212
R&D	$4,047	$(4)		$—		$—		$4,043
Other (income) and expense	$(204)	$(1)		$(48)		$—		$(253)
Total expense and other (income)	$14,253	$(706)		$(48)		$—		$13,499
Pre-tax income from continuing operations	$3,755	$1,132		$48		$—		$4,935
Pre-tax margin from continuing operations	11.9%	3.6	pts.	0.2	pts.	—	pts.	15.7%
Provision for/(benefit from) income taxes (1)	$507	$260		$(3)		$2		$766
Effective tax rate	13.5%	2.2	pts.	(0.2)	pts.	0.0	pts.	15.5%
Income from continuing operations	$3,248	$872		$51		$(2)		$4,169
Income margin from continuing operations	10.3%	2.8	pts.	0.2	pts.	0.0	pts.	13.2%
Diluted earnings per share from continuing operations	$3.43	$0.92		$0.05		$0.00		$4.40

(Dollars in millions except per share amounts)	GAAP	Acquisition- Related Adjustments		Retirement- Related Adjustments		U.S. Tax Reform Impacts (2)		Operating (non-GAAP)
For the six months ended June 30, 2024:
Gross profit	$16,692	$341		$—		$—		$17,033
Gross profit margin	55.2%	1.1	pts.	—	pts.	—	pts.	56.3%
SG&A	$9,912	$(554)		$—		$—		$9,358
Other (income) and expense (3)	$(550)	$(68)		$(194)		$—		$(812)
Total expense and other (income)	$13,399	$(622)		$(194)		$—		$12,584
Pre-tax income from continuing operations	$3,293	$963		$194		$—		$4,449
Pre-tax margin from continuing operations	10.9%	3.2	pts.	0.6	pts.	—	pts.	14.7%
Provision for/(benefit from) income taxes (1)	$(112)	$255		$31		$436		$610
Effective tax rate	(3.4)%	6.5	pts.	0.9	pts.	9.8	pts.	13.7%
Income from continuing operations	$3,405	$707		$163		$(436)		$3,839
Income margin from continuing operations	11.3%	2.3	pts.	0.5	pts.	(1.4)	pts.	12.7%
Diluted earnings per share from continuing operations	$3.65	$0.76		$0.17		$(0.47)		$4.11

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

Part II — Other Information
Item 1. Legal Proceedings
Refer to note 14, “Contingencies,” in this Form 10-Q.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Repurchases of Equity Securities
The following table provides information relating to the company’s repurchase of common stock for the second quarter of 2025.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under The Program (1)
April 1, 2025 - April 30, 2025	—	$—	—	$2,007,611,768

May 1, 2025 - May 31, 2025	—	$—	—	$2,007,611,768

June 1, 2025 - June 30, 2025	—	$—	—	$2,007,611,768

Total	—	$—	—

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
Item 5. Other Information
Insider Trading Arrangements
None.
Amendments to By-Laws
On April 28, 2025, the IBM Board of Directors adopted amendments to IBM’s By-Laws, effective July 24, 2025. The amendments include, among other things, revisions to Article II, Section 7 of the By-Laws to:
(i) address matters relating to the universal proxy rules adopted by the Securities and Exchange Commission, including to require stockholders making nominations at an annual or special meeting of stockholders to comply with the solicitation requirements of Rule 14a-19 of the Securities Exchange Act of 1934;
(ii) update and clarify certain procedural and informational requirements for stockholders making nominations or proposing other business before an annual or special meeting of stockholders, to require, among other things, disclosures with respect to ownership of derivative securities and arrangements, agreements or understandings relating to the nomination or other business being proposed between or among such stockholder, beneficial owners on whose behalf the nomination is made or business is proposed, and their respective affiliates;
(iii) require stockholder nominees to make certain representations and warranties with respect to voting commitments and other agreements, arrangements or understandings in connection with their action or service as a nominee or director; and
(iv) require a stockholder soliciting proxies from other stockholders to use a proxy card color other than white.
Other non-substantive, technical and conforming changes were also made.
The foregoing summary does not purport to be complete and is qualified in its entirety by the text of the By-Laws, a copy of which is filed as Exhibit 3.2 to this report and incorporated by reference herein.

Item 6. Exhibits

Exhibit Number

3.2	The By-Laws of IBM, as amended through July 24, 2025

22	Subsidiary Issuer of Guaranteed Securities, filed as Exhibit 22 for the quarter ended March 31, 2024, is hereby incorporated by reference.

31.1	Certification by principal executive officer pursuant to Rule 13A-14(a) or 15D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by principal financial officer pursuant to Rule 13A-14(a) or 15D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document – the instance document does not appear on the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

International Business Machines Corporation
(Registrant)

Date:	July 24, 2025
		By:	/s/ Nicolás A. Fehring
Nicolás A. Fehring
Vice President and Controller