Form 10-Q
period 2025-09-30
INTERNATIONAL BUSINESS MACHINES CORP
filed 2025-10-23
CIK 51143

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTER ENDED SEPTEMBER 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant had 934,735,206 shares of common stock outstanding at September 30, 2025.

Part I - Financial Information
Item 1. Consolidated Financial Statements:
INTERNATIONAL BUSINESS MACHINES CORPORATION
AND SUBSIDIARY COMPANIES
CONSOLIDATED INCOME STATEMENT
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions except per share amounts)	2025	2024	2025	2024
Revenue:
Services	$7,724	$7,453	$22,686	$22,329
Sales	8,407	7,334	24,606	22,329
Financing	200	180	557	542
Total revenue	16,331	14,968	47,849	45,199
Cost:
Services	5,224	5,048	15,506	15,414
Sales	1,637	1,404	4,672	4,393
Financing	109	95	303	281
Total cost	6,970	6,548	20,481	20,087
Gross profit	9,360	8,420	27,369	25,112
Expense and other (income):
Selling, general and administrative	4,748	4,911	14,661	14,823
Research and development	2,082	1,876	6,129	5,512
Intellectual property and custom development income	(219)	(238)	(687)	(696)
Other (income) and expense (1)	(173)	2,244	(376)	1,694
Interest expense	492	429	1,457	1,288
Total expense and other (income)	6,931	9,222	21,184	22,621
Income/(loss) from continuing operations before income taxes	2,430	(802)	6,185	2,491
Provision for/(benefit from) income taxes (1)	686	(485)	1,193	(597)
Income/(loss) from continuing operations	$1,744	$(317)	$4,992	$3,088
Income/(loss) from discontinued operations, net of tax	0	(13)	1	21
Net income/(loss) (1)	$1,744	$(330)	$4,993	$3,109

Earnings/(loss) per share of common stock: (1)
Assuming dilution:
Continuing operations	$1.84	$(0.34)	$5.27	$3.30
Discontinued operations	0.00	(0.01)	0.00	0.02
Total	$1.84	$(0.36)	$5.27	$3.32
Basic:
Continuing operations	$1.87	$(0.34)	$5.36	$3.36
Discontinued operations	0.00	(0.01)	0.00	0.02
Total	$1.87	$(0.36)	$5.36	$3.38

Weighted-average number of common shares outstanding: (millions)
Assuming dilution	948.9	923.6	947.4	935.4
Basic	933.9	923.6	930.9	920.3

(1) 2024 includes the impact of a pension settlement charge. Refer to note U, "Retirement-Related Benefits," in the company's 2024 Annual Report for additional information.
(Amounts may not add due to rounding.)
(The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION
AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2025	2024	2025	2024
Net income/(loss)	$1,744	$(330)	$4,993	$3,109
Other comprehensive income/(loss), before tax:
Foreign currency translation adjustments	(100)	(330)	(1,056)	(273)
Net changes related to available-for-sale securities:
Unrealized gains/(losses) arising during the period	(2)	0	1	1
Reclassification of (gains)/losses to net income	—	—	—	—
Total net changes related to available-for-sale securities	(2)	0	1	1
Unrealized gains/(losses) on cash flow hedges:
Unrealized gains/(losses) arising during the period	20	(215)	(121)	64
Reclassification of (gains)/losses to net income	94	(234)	(649)	(206)
Total unrealized gains/(losses) on cash flow hedges	113	(449)	(769)	(142)
Retirement-related benefit plans:
Prior service costs/(credits)	0	—	0	—
Net gains/(losses) arising during the period	0	100	0	101
Curtailments and settlements	2	2,727	8	2,731
Amortization of prior service costs/(credits)	(2)	(2)	(5)	(5)
Amortization of net (gains)/losses	158	246	466	765
Total retirement-related benefit plans	158	3,072	469	3,592
Other comprehensive income/(loss), before tax	170	2,293	(1,355)	3,178
Income tax (expense)/benefit related to items of other comprehensive income	(112)	(392)	641	(835)
Other comprehensive income/(loss), net of tax	58	1,900	(715)	2,343
Total comprehensive income	$1,802	$1,570	$4,278	$5,452

(Amounts may not add due to rounding.)
(The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION
AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEET
(UNAUDITED)
ASSETS

(Dollars in millions)	At September 30, 2025	At December 31, 2024
Assets:
Current assets:
Cash and cash equivalents	$11,569	$13,947
Restricted cash	30	214
Marketable securities	3,286	644
Notes and accounts receivable — trade (net of allowances of $116 in 2025 and $114 in 2024)	5,532	6,804
Short-term financing receivables:
Held for investment (net of allowances of $104 in 2025 and $109 in 2024)	5,156	6,259
Held for sale	745	900
Other accounts receivable (net of allowances of $38 in 2025 and $31 in 2024)	1,174	947
Inventory, at lower of average cost or net realizable value:
Finished goods	314	134
Work in process and raw materials	1,083	1,155
Total inventory	1,397	1,289
Deferred costs	1,113	959
Prepaid expenses and other current assets	2,739	2,520
Total current assets	32,740	34,482
Property, plant and equipment	18,058	17,691
Less: Accumulated depreciation	12,207	11,959
Property, plant and equipment — net	5,851	5,731
Operating right-of-use assets — net	3,223	3,197
Long-term financing receivables (net of allowances of $26 in 2025 and $19 in 2024)	6,258	5,353
Prepaid pension assets	8,044	7,492
Deferred costs	768	788
Deferred taxes	8,505	6,978
Goodwill	67,396	60,706
Intangible assets — net	11,729	10,660
Investments and sundry assets	1,796	1,787
Total assets	$146,312	$137,175

(Amounts may not add due to rounding.)
(The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION
AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEET – (CONTINUED)
(UNAUDITED)
LIABILITIES AND EQUITY

(Dollars in millions except per share amounts)	At September 30, 2025	At December 31, 2024
Liabilities:
Current liabilities:
Taxes	$1,663	$2,033
Short-term debt	7,942	5,089
Accounts payable	3,867	4,032
Compensation and benefits	3,508	3,605
Deferred income	13,878	13,907
Operating lease liabilities	807	768
Other accrued expenses and liabilities	3,477	3,709
Total current liabilities	35,142	33,142
Long-term debt	55,174	49,884
Retirement and nonpension postretirement benefit obligations	9,735	9,432
Deferred income	3,863	3,622
Operating lease liabilities	2,646	2,655
Other liabilities	11,762	11,048
Total liabilities	118,322	109,783
Equity:
IBM stockholders’ equity:
Common stock, par value $0.20 per share, and additional paid-in capital	62,819	61,380
Shares authorized: 4,687,500,000
Shares issued: 2025 - 2,288,396,487
2024 - 2,279,164,313
Retained earnings	151,581	151,163
Treasury stock - at cost	(170,512)	(169,968)
Shares: 2025 - 1,353,661,281
2024 - 1,352,874,243
Accumulated other comprehensive income/(loss)	(15,983)	(15,269)
Total IBM stockholders’ equity	27,905	27,307
Noncontrolling interests	85	86
Total equity	27,990	27,393
Total liabilities and equity	$146,312	$137,175
(Amounts may not add due to rounding.)
(The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION
AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
(Dollars in millions)	2025	2024
Cash flows from operating activities:
Net income	$4,993	$3,109
Adjustments to reconcile net income to cash provided by operating activities:
Pension settlement charge	—	2,725
Depreciation (1)	1,698	1,644
Amortization of capitalized software and acquired intangible assets	2,027	1,910
Stock-based compensation	1,285	966
Net (gain)/loss on divestitures, asset sales and other	(46)	(632)
Changes in operating assets and liabilities, net of acquisitions/divestitures (2)	(804)	(607)
Net cash provided by operating activities	9,153	9,115

Cash flows from investing activities:
Payments for property, plant and equipment	(709)	(745)
Proceeds from disposition of property, plant and equipment/other	118	536
Investment in software	(476)	(496)
Purchases of marketable securities and other investments	(8,910)	(6,501)
Proceeds from disposition of marketable securities and other investments	6,162	5,691
Acquisition of businesses, net of cash acquired	(7,903)	(2,748)
Divestiture of businesses, net of cash transferred	(1)	705
Net cash provided by/(used in) investing activities	(11,719)	(3,558)

Cash flows from financing activities:
Proceeds from new debt	8,391	5,705
Payments to settle debt	(3,679)	(6,491)
Short-term borrowings/(repayments) less than 90 days — net	(29)	9
Common stock repurchases for tax withholdings	(851)	(539)
Proceeds from issuance of shares (3)	535	637
Financing — other (3)	(109)	(124)
Cash dividends paid	(4,681)	(4,601)
Net cash provided by/(used in) financing activities	(423)	(5,403)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	429	(29)
Net change in cash, cash equivalents and restricted cash	(2,561)	125

Cash, cash equivalents and restricted cash at January 1	14,160	13,089
Cash, cash equivalents and restricted cash at September 30	$11,600	$13,214

(1) Includes operating lease right-of-use assets amortization expense of $0.6 billion in 2025 and $0.7 billion in 2024.
(2) Refer to note 1, "Basis of Presentation" for additional information.
(3) Prior-year amounts have been reclassified to conform to the change in 2025 presentation.
(Amounts may not add due to rounding.)
(The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION
AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENT OF EQUITY
(UNAUDITED)

(Dollars in millions except per share amounts)	Common Stock and Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income/(Loss)	Total IBM Stockholders' Equity	Non- Controlling Interests	Total Equity
Equity - July 1, 2025	$62,392	$151,367	$(170,209)	$(16,041)	$27,509	$79	$27,588
Net income plus other comprehensive income/(loss):
Net income		1,744			1,744		1,744
Other comprehensive income/(loss)				58	58		58
Total comprehensive income					$1,802		$1,802
Cash dividends paid — common stock ($1.68 per share)		(1,569)			(1,569)		(1,569)
Common stock issued under employee plans (3,850,703 shares)	427				427		427
Purchases (1,514,832 shares) and sales (881,297 shares) of treasury stock under employee plans — net		39	(303)		(263)		(263)
Changes in noncontrolling interests						6	6
Equity – September 30, 2025	$62,819	$151,581	$(170,512)	$(15,983)	$27,905	$85	$27,990

(Dollars in millions except per share amounts)	Common Stock and Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income/(Loss)	Total IBM Stockholders' Equity	Non- Controlling Interests	Total Equity
Equity - July 1, 2024	$60,501	$151,659	$(169,815)	$(18,319)	$24,026	$77	$24,103
Net income/(loss) plus other comprehensive income/(loss):
Net income/(loss)		(330)			(330)		(330)
Other comprehensive income/(loss)				1,900	1,900		1,900
Total comprehensive income					$1,570		$1,570
Cash dividends paid — common stock ($1.67 per share)		(1,542)			(1,542)		(1,542)
Common stock issued under employee plans (3,948,208 shares)	512				512		512
Purchases (1,000,001 shares) and sales (548,750 shares) of treasury stock under employee plans — net		3	(120)		(118)		(118)
Changes in noncontrolling interests						5	5
Equity - September 30, 2024	$61,013	$149,789	$(169,935)	$(16,418)	$24,448	$82	$24,530

(Amounts may not add due to rounding.)
(The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION
AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENT OF EQUITY – (CONTINUED)
(UNAUDITED)

(Dollars in millions except per share amounts)	Common Stock and Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income/(Loss)	Total IBM Stockholders' Equity	Non- Controlling Interests	Total Equity
Equity - January 1, 2025	$61,380	$151,163	$(169,968)	$(15,269)	$27,307	$86	$27,393
Net income plus other comprehensive income/(loss):
Net income		4,993			4,993		4,993
Other comprehensive income/(loss)				(715)	(715)		(715)
Total comprehensive income					$4,278		$4,278
Cash dividends paid — common stock ($5.03 per share)		(4,681)			(4,681)		(4,681)
Common stock issued under employee plans (9,232,174 shares)	1,439				1,439		1,439
Purchases (3,223,241 shares) and sales (2,436,204 shares) of treasury stock under employee plans — net		107	(544)		(437)		(437)
Changes in noncontrolling interests						(1)	(1)
Equity - September 30, 2025	$62,819	$151,581	$(170,512)	$(15,983)	$27,905	$85	$27,990

(Dollars in millions except per share amounts)	Common Stock and Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income/(Loss)	Total IBM Stockholders' Equity	Non- Controlling Interests	Total Equity
Equity - January 1, 2024	$59,643	$151,276	$(169,624)	$(18,761)	$22,533	$80	$22,613
Net income plus other comprehensive income/(loss):
Net income		3,109			3,109		3,109
Other comprehensive income/(loss)				2,343	2,343		2,343
Total comprehensive income					$5,452		$5,452
Cash dividends paid — common stock ($5.00 per share)		(4,601)			(4,601)		(4,601)
Common stock issued under employee plans (10,758,294 shares)	1,370				1,370		1,370
Purchases (2,944,556 shares) and sales (1,817,768 shares) of treasury stock under employee plans — net		5	(311)		(306)		(306)
Changes in noncontrolling interests						2	2
Equity - September 30, 2024	$61,013	$149,789	$(169,935)	$(16,418)	$24,448	$82	$24,530

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
In September 2024, the IBM Qualified Personal Pension Plan ("Qualified PPP") irrevocably transferred to an insurer approximately $6 billion of the Qualified PPP’s Defined Benefit (DB) pension obligations and related plan assets. As a result of this transaction, the company recognized a pension settlement charge of $2.7 billion ($2.0 billion net of tax) in the third quarter of 2024, primarily related to the accelerated recognition of accumulated actuarial losses of the plans. The tax benefit associated with this charge was reflected as an adjustment to reconcile net income/(loss) to net cash provided by operating activities within changes in operating assets and liabilities, net of acquisitions/divestitures in the Consolidated Statement of Cash Flows. Refer to note U, “Retirement-Related Benefits,” in the company's 2024 Annual Report for additional information.

For the three and nine months ended September 30, 2024, the company reported a benefit from income taxes of $485 million and $597 million, respectively. The tax benefits for the three and nine months ended September 30, 2024 were driven by the pension settlement charge, as described above. The tax benefit for the nine months ended September 30, 2024, was also driven by the resolution of certain tax audit matters in the first quarter of 2024.
On July 4, 2025, H.R. 1, a bill to provide for reconciliation, was signed into law in the United States as Public Law 119-21 (the Act or H.R. 1). The Act incorporates various business tax provisions, including the permanent extension of key measures from the 2017 U.S. Tax Cuts and Jobs Act. As a result, the company recorded a one-time, non-cash charge to income tax expense of approximately $300 million in the Consolidated Income Statement in the third quarter of 2025, primarily for the remeasurement of deferred tax assets and liabilities.

Noncontrolling interest amounts, included as a reduction within other (income) and expense in the Consolidated Income Statement, were not material to the consolidated results for the periods presented.
The company has supplier finance programs with third-party financial institutions where the company agrees to pay the financial institutions the stated amounts of invoices from participating suppliers on the originally invoiced maturity date, which have an average term of 90 to 120 days, consistent with the company's standard payment terms. The financial institutions offer earlier payment of the invoices at the sole discretion of the supplier for a discounted amount. The company does not provide secured legal assets or other forms of guarantees under the arrangements. The company is not a party to the arrangements between its suppliers and the financial institutions. These obligations are recognized as accounts payable in the Consolidated Balance Sheet. The obligations outstanding under these programs were immaterial at September 30, 2025 and December 31, 2024.
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

Notes to Consolidated Financial Statements — (continued)
2. Accounting Changes:
New Standards to be Implemented
Intangibles - Goodwill and Other - Internal-Use Software
Standard/Description–Issuance date: September 2025. This guidance requires internal-use software development cost capitalization to begin when both of the following occur: management has authorized and committed to funding the software project and, it is probable the project will be completed and the software will be used to perform its intended function. This guidance eliminates accounting considerations of software development stages.

Effective Date and Adoption Considerations–The guidance is effective for the company for annual and interim reporting periods beginning January 1, 2028. Early adoption is permitted.

Effect on Financial Statements or Other Significant Matters–The company is evaluating the impact of the guidance in the consolidated financial results.

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
Effect on Financial Statements or Other Significant Matters–The company continues to evaluate the need for any changes to systems, processes, data or controls to meet the additional disclosure requirements. As the guidance is a change to disclosures only, it will impact the Notes to the Consolidated Financial Statements but will not impact the consolidated financial results.
Income Tax Disclosures
Standard/Description–Issuance date: December 2023. This guidance requires disaggregated disclosure of the tax rate reconciliation into eight categories, with further disaggregation required for items greater than a specific threshold. Additionally, the guidance requires the disclosure of income taxes paid disaggregated by federal, state and foreign jurisdictions.
Effective Date and Adoption Considerations–The guidance is effective for annual reporting periods beginning in 2025 and early adoption was permitted. The company will adopt the guidance as of the effective date.
Effect on Financial Statements or Other Significant Matters–As the guidance is a change to disclosures only, it will impact the “Taxes” note within the company's annual financial statements but will not impact the consolidated financial results.

Notes to Consolidated Financial Statements — (continued)
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
The following tables provide details of revenue by major products/service offerings and revenue by geography.
Revenue by Major Products/Service Offerings

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2025	2024 (1)	2025	2024 (1)
Hybrid Cloud	$1,886	$1,659	$5,369	$4,716
Automation	1,934	1,563	5,401	4,574
Data	1,459	1,352	4,194	3,902
Transaction Processing	1,930	1,951	5,967	5,970
Total Software	$7,209	$6,524	$20,932	$19,162
Strategy and Technology	2,905	2,856	8,607	8,613
Intelligent Operations	2,419	2,297	7,100	6,904
Total Consulting	$5,324	$5,152	$15,706	$15,517
Hybrid Infrastructure	2,263	1,765	6,775	5,928
Infrastructure Support	1,296	1,277	3,811	3,835
Total Infrastructure	$3,559	$3,042	$10,586	$9,764
Financing (2)	200	181	557	543
Other (3)	38	68	68	214
Total revenue	$16,331	$14,968	$47,849	$45,199

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
Revenue by Geography

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2025	2024	2025	2024
Americas	$8,143	$7,453	$23,811	$22,727
Europe/Middle East/Africa	5,251	4,584	15,216	13,619
Asia Pacific	2,936	2,932	8,822	8,853
Total	$16,331	$14,968	$47,849	$45,199
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
At September 30, 2025, the aggregate amount of the transaction price allocated to RPO related to customer contracts that are unsatisfied or partially unsatisfied was approximately $64 billion. Approximately 68 percent of the amount is expected to be recognized as revenue in the subsequent two years, approximately 29 percent in the subsequent three to five years and the balance thereafter.
Revenue Recognized for Performance Obligations Satisfied (or Partially Satisfied) in Prior Periods
For the three and nine months ended September 30, 2025, revenue recognized for performance obligations satisfied or partially satisfied in prior periods was immaterial.
Reconciliation of Contract Balances
The following table provides information about notes and accounts receivable — trade, contract assets and deferred income balances.

(Dollars in millions)	At September 30, 2025	At December 31, 2024
Notes and accounts receivable — trade (net of allowances of $116 in 2025 and $114 in 2024)	$5,532	$6,804
Contract assets (1)	$533	$433
Deferred income (current)	$13,878	$13,907
Deferred income (noncurrent)	$3,863	$3,622

(1)Included within prepaid expenses and other current assets in the Consolidated Balance Sheet.
The amount of revenue recognized during the nine months ended September 30, 2025 that was included within the deferred income balance at December 31, 2024 was $10.3 billion and was primarily related to software and services.
The following table provides roll forwards of the notes and accounts receivable–trade allowance for expected credit losses for the nine months ended September 30, 2025 and the year ended December 31, 2024.

(Dollars in millions)
January 1, 2025	Additions / (Releases)	Write-offs (1)	Foreign currency and other	September 30, 2025
$114	$8	$(19)	$13	$116

January 1, 2024	Additions / (Releases)	Write-offs (1)	Foreign currency and other	December 31, 2024
$192	$(2)	$(78)	$2	$114

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

Notes to Consolidated Financial Statements — (continued)
included in the tables below, but does not regularly review total assets by segment and therefore, such information is not presented.

Management System Segment View

(Dollars in millions)	Software	Consulting	Infrastructure	Financing	Total Segments
For the three months ended September 30, 2025:
Revenue	$7,209	$5,324	$3,559	$200	$16,292
Segment cost	1,220	3,766	1,525	109	6,619
Other expenses and (income) (1)	3,615	872	1,390	(32)	5,846
Segment profit	$2,374	$686	$644	$123	$3,827
Revenue year-to-year change	10.5%	3.3%	17.0%	10.4%	9.3%
Segment profit year-to-year change	20.5%	22.6%	52.6%	43.2%	26.0%
Segment profit margin	32.9%	12.9%	18.1%	61.6%	23.5%

For the three months ended September 30, 2024:
Revenue	$6,524	$5,152	$3,042	$181	$14,900
Segment cost	1,093	3,688	1,370	96	6,247
Other expenses and (income) (1)	3,462	905	1,250	(1)	5,616
Segment profit	$1,969	$559	$422	$86	$3,037
Segment profit margin	30.2%	10.9%	13.9%	47.5%	20.4%

(1)Other expenses and (income) by segment primarily includes:
Software – Selling, general and administrative (SG&A) expense, Research and development (R&D) expense, Other income
Consulting – SG&A expense
Infrastructure – R&D expense, SG&A expense, Intellectual property and custom development income, Other income and expense
Financing – Intercompany financing net other income which reflects IBM Z product cycle dynamics, SG&A expense

(Dollars in millions)	Software	Consulting	Infrastructure	Financing	Total Segments
For the nine months ended September 30, 2025:
Revenue	$20,932	$15,706	$10,586	$557	$47,782
Segment cost	3,452	11,306	4,481	303	19,542
Other expenses and (income) (1)	10,962	2,594	4,248	(116)	17,688
Segment profit	$6,517	$1,807	$1,857	$371	$10,552
Revenue year-to-year change	9.2%	1.2%	8.4%	2.7%	6.2%
Segment profit year-to-year change	16.8%	24.8%	33.9%	45.8%	21.7%
Segment profit margin	31.1%	11.5%	17.5%	66.5%	22.1%

For the nine months ended September 30, 2024:
Revenue	$19,162	$15,517	$9,764	$543	$44,985
Segment cost	3,237	11,377	4,365	281	19,260
Other expenses and (income) (1)	10,343	2,693	4,011	7	17,055
Segment profit	$5,582	$1,447	$1,387	$254	$8,670
Segment profit margin	29.1%	9.3%	14.2%	46.9%	19.3%

(1)Other expenses and (income) by segment primarily includes:
Software – SG&A expense, R&D expense
Consulting – SG&A expense
Infrastructure – R&D expense, SG&A expense, Intellectual property and custom development income, Other expense
Financing – Intercompany financing net other income which reflects IBM Z product cycle dynamics, SG&A expense

Notes to Consolidated Financial Statements — (continued)
Reconciliations to IBM as Reported:

(Dollars in millions)
For the three months ended September 30:	2025	2024
Revenue:
Total reportable segments	$16,292	$14,900
Other‒divested businesses	0	0
Other revenue (1)	38	68
Total revenue from continuing operations	$16,331	$14,968

Pre-tax income from continuing operations:
Total reportable segment profit	$3,827	$3,037
Amortization of acquired intangible assets	(561)	(482)
Acquisition-related charges	(29)	(10)
Non-operating retirement-related (costs)/income (2)	(13)	(2,797)
Stock-based compensation (3)	(430)	(330)
Net interest excluding the Financing segment	(345)	(265)
Workforce rebalancing charges (3)	(40)	(306)
Other‒divested businesses	(1)	(4)
Unallocated corporate amounts and other (4)	21	355
Total pre-tax income from continuing operations	$2,430	$(802)

(Dollars in millions)
For the nine months ended September 30:	2025	2024
Revenue:
Total reportable segments	$47,782	$44,985
Other‒divested businesses	(1)	35
Other revenue (1)	69	178
Total revenue from continuing operations	$47,849	$45,199

Pre-tax income from continuing operations:
Total reportable segment profit	$10,552	$8,670
Amortization of acquired intangible assets	(1,605)	(1,348)
Acquisition-related charges	(118)	(106)
Non-operating retirement-related (costs)/income (2)	(61)	(2,991)
Stock-based compensation (3)	(1,255)	(966)
Net interest excluding the Financing segment	(953)	(706)
Workforce rebalancing charges (3)	(372)	(698)
Other‒divested businesses (5)	(28)	231
Unallocated corporate amounts and other (4)	24	404
Total pre-tax income from continuing operations	$6,185	$2,491

(1)Includes reductions in revenue for the estimated residual value less related unearned income on sales-type leases, which reflects the new z17 launch in June 2025. Refer to note A, "Significant Accounting Policies," in the company's 2024 Annual Report for additional information.
(2)2024 includes the impact of a pension settlement charge of $2.7 billion. Refer to note U, "Retirement-Related Benefits," in the company's 2024 Annual Report for additional information.
(3)Excludes certain acquisition-related charges.
(4)2024 includes a gain from the sale of certain QRadar SaaS assets.
(5)2024 includes a gain from the divestiture of The Weather Company assets.

Notes to Consolidated Financial Statements — (continued)
Other Reportable Segment Items

(Dollars in millions)	Software	Consulting	Infrastructure	Financing	Total Segments
For the three months ended September 30, 2025:
Depreciation (1) /amortization of non-acquired intangibles	$133	$20	$296	$1	$451
Interest Income	—	—	—	190	190
Interest Expense	—	—	—	95	95

For the three months ended September 30, 2024:
Depreciation (1) /amortization of non-acquired intangibles	$123	$22	$287	$2	$434
Interest Income	—	—	—	173	173
Interest Expense	—	—	—	93	93

(Dollars in millions)	Software	Consulting	Infrastructure	Financing	Total Segments
For the nine months ended September 30, 2025:
Depreciation (1) /amortization of non-acquired intangibles	$388	$61	$841	$3	$1,293
Interest Income	—	—	—	528	528
Interest Expense	—	—	—	268	268

For the nine months ended September 30, 2024:
Depreciation (1) /amortization of non-acquired intangibles	$386	$75	$822	$7	$1,290
Interest Income	—	—	—	516	516
Interest Expense	—	—	—	291	291

(1)Where several segments share leased or owned assets, a landlord's ownership of these assets is assigned to one segment. Depreciation expense in this table is presented consistently with this ownership view. However, from a segment profit perspective, depreciation expense is allocated to each user segment. Therefore, there is no precise correlation between the depreciation expense presented above and segment profit.

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
During the nine months ended September 30, 2025, the company completed four acquisitions within the Software segment and two acquisitions within the Consulting segment at an aggregate total purchase price of $8,883 million. These acquisitions are expected to enhance the company’s portfolio of products and services capabilities and further advance IBM’s hybrid cloud and AI strategy.
At September 30, 2025, the remaining cash to be remitted by the company related to certain 2025 acquisitions was not material.
The following table reflects the purchase price related to these acquisitions and the resulting purchase price allocations as of September 30, 2025.

(Dollars in millions)	Amortization Life (in years)	HashiCorp, Inc. (HashiCorp)	Other Acquisitions
Current assets (1)		$1,451	$151
Property, plant and equipment/noncurrent assets		457	100
Intangible assets:
Goodwill	N/A	4,683	950
Client relationships	5-13	980	296
Completed technology	5-7	770	191
Trademarks	2-7	85	8
Total assets acquired		$8,426	$1,694
Current liabilities		478	174
Noncurrent liabilities		515	71
Total liabilities assumed		$993	$245
Total purchase price		$7,433	$1,450

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

(1)As part of the assets acquired, the company received $929 million of cash and cash equivalents and $331 million of short-term marketable securities from HashiCorp at the acquisition date.
Goodwill of $4,539 million and $144 million was assigned to the Software and Consulting segments, respectively. It is expected that none of the goodwill will be deductible for tax purposes. The overall weighted-average useful life of the identified amortizable intangible assets acquired was 9.8 years. In connection with the acquisition, the company issued and assumed 1.7 million stock awards with a fair value of $381 million. Refer to note 17, "Stock-Based Compensation," for additional information. The acquisition was integrated into the Software segment.
Other Acquisitions — Goodwill of $486 million and $463 million was assigned to the Consulting and Software segments, respectively. It is expected that 2 percent of the goodwill will be deductible for tax purposes. The overall weighted-average useful life of the identified amortizable intangible assets acquired was 6.6 years.
Transaction Announced — On October 15, 2025, the company announced its intent to acquire a business that will be integrated into the Consulting segment. The closing of this acquisition is subject to regulatory approvals and other customary closing conditions.

Notes to Consolidated Financial Statements — (continued)
6. Other (Income) and Expense:
Components of other (income) and expense are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2025	2024	2025	2024
Other (income) and expense:
(Gains)/losses on foreign currency transactions (1)	$(84)	$470	$1,131	$126
(Gains)/losses on derivative instruments (1)	162	(428)	(881)	(1)
Interest income	(150)	(170)	(513)	(597)
Net (gains)/losses from securities and investment assets	(3)	(4)	8	(14)
Retirement-related costs/(income) (2)	13	2,797	61	2,991
Other (3)	(110)	(422)	(181)	(810)
Total other (income) and expense	$(173)	$2,244	$(376)	$1,694

(1)The company uses financial hedging instruments to limit specific currency risks related to foreign currency-based transactions. The hedging program does not hedge 100 percent of currency exposures and defers, versus eliminates, the impact of currency. Refer to note 16, “Derivative Financial Instruments,” for additional information on foreign exchange risk.
(2)2024 includes the impact of a pension settlement charge of $2.7 billion. Refer to note U, "Retirement-Related Benefits," in the company's 2024 Annual Report for additional information.
(3)2024 includes a pre-tax gain of $351 million from the sale of certain QRadar SaaS assets. The nine months ended September 30, 2024 also includes a pre-tax gain of $241 million from the divestiture of The Weather Company assets. Refer to note E, "Acquisitions & Divestitures," in the company's 2024 Annual Report for additional information.

Notes to Consolidated Financial Statements — (continued)
7. Earnings Per Share of Common Stock:
The following tables provide the computation of basic and diluted earnings per share of common stock for the three and nine months ended September 30, 2025 and 2024.

(Dollars in millions except per share amounts)
For the three months ended September 30:	2025	2024
Number of shares on which basic earnings per share is calculated:
Weighted-average shares outstanding during period	933,861,791	923,577,526
Add — Incremental shares under stock-based compensation plans	12,486,696	—
Add — Incremental shares associated with contingently issuable shares	2,582,540	—
Number of shares on which diluted earnings per share is calculated	948,931,026	923,577,526

Income/(loss) from continuing operations	$1,744	$(317)
Income/(loss) from discontinued operations, net of tax	0	(13)
Net income/(loss) on which basic and dilutive earnings per share is calculated	$1,744	$(330)

Earnings/(loss) per share of common stock:
Assuming dilution
Continuing operations	$1.84	$(0.34)
Discontinued operations	0.00	(0.01)
Total	$1.84	$(0.36)
Basic
Continuing operations	$1.87	$(0.34)
Discontinued operations	0.00	(0.01)
Total	$1.87	$(0.36)
Stock options to purchase 1,803,688 shares and 9,189 shares were outstanding as of September 30, 2025 and 2024, respectively, but were not included in the computation of diluted earnings per share because the exercise price of the options during the respective period was greater than the average market price of the common shares, and therefore, the effect would have been antidilutive.
Due to the net loss for the three months ended September 30, 2024, otherwise dilutive potential shares of common stock under stock-based compensation plans and contingently issuable shares of 12,348,507 and 2,520,759, respectively, have been excluded from the computation of diluted earnings/(loss) per share for that period, as the effect would have been antidilutive.

Notes to Consolidated Financial Statements — (continued)

(Dollars in millions except per share amounts)
For the nine months ended September 30:	2025	2024
Number of shares on which basic earnings per share is calculated:
Weighted-average shares outstanding during period	930,891,930	920,347,948
Add — Incremental shares under stock-based compensation plans	14,132,523	12,829,572
Add — Incremental shares associated with contingently issuable shares	2,395,938	2,247,712
Number of shares on which diluted earnings per share is calculated	947,420,391	935,425,233

Income from continuing operations	$4,992	$3,088
Income from discontinued operations, net of tax	1	21
Net income on which basic and dilutive earnings per share is calculated	$4,993	$3,109

Earnings per share of common stock:
Assuming dilution
Continuing operations	$5.27	$3.30
Discontinued operations	0.00	0.02
Total	$5.27	$3.32
Basic
Continuing operations	$5.36	$3.36
Discontinued operations	0.00	0.02
Total	$5.36	$3.38
Stock options to purchase 1,838,436 shares and 1,018,714 shares (average of first, second and third quarter share amounts) were outstanding as of September 30, 2025 and 2024, respectively, but were not included in the computation of diluted earnings per share because the exercise price of the options during the respective period was greater than the average market price of the common shares, and therefore, the effect would have been antidilutive.
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
Available-for-sale securities are measured for impairment on a recurring basis by comparing the security’s fair value with its amortized cost basis. If the fair value of the security falls below its amortized cost basis, the change in fair value is recognized in the period the impairment is identified when the loss is due to credit factors. The change in fair value due to non-credit factors is recorded in other comprehensive income when the company does not intend to sell and has the ability to hold the investment. The company’s standard practice is to hold all of its debt security investments classified as available-for-sale until maturity. No impairments for credit losses and no material non-credit impairments were recorded for the three and nine months ended September 30, 2025 and 2024, respectively.
Certain non-financial assets such as property, plant and equipment, operating right-of-use assets, goodwill and intangible assets are also subject to nonrecurring fair value measurements if they are deemed to be impaired. The impairment models used for non-financial assets depend on the type of asset. There were no material impairments of non-financial assets for the three and nine months ended September 30, 2025 and 2024, respectively.

Notes to Consolidated Financial Statements — (continued)
The following table presents the company’s financial assets and financial liabilities that are measured at fair value on a recurring basis at September 30, 2025 and December 31, 2024.

	Fair Value Hierarchy Level	At September 30, 2025		At December 31, 2024
(Dollars in millions)		Assets (5)	Liabilities (6)	Assets (5)	Liabilities (6)
Cash equivalents: (1)
Time deposits, certificates of deposit and other (2)	2	$5,764	N/A	$6,663	N/A
Money market funds	1	575	N/A	284	N/A
Total cash equivalents		$6,339	N/A	$6,948	N/A
Debt securities-current (2) (3)	2	3,286	N/A	644	N/A
Debt securities-noncurrent (2) (4)	2,3	9	N/A	124	N/A
Derivatives designated as hedging instruments:
Interest rate contracts	2	2	192	—	362
Foreign exchange contracts	2	569	405	645	294
Derivatives not designated as hedging instruments:
Foreign exchange contracts	2	13	10	22	43
Equity contracts	2	66	1	4	27
Total		$10,284	$608	$8,386	$726

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
(5)The gross balances of derivative assets contained within prepaid expenses and other current assets, and investments and sundry assets in the Consolidated Balance Sheet at September 30, 2025 were $303 million and $348 million, respectively, and at December 31, 2024 were $575 million and $96 million, respectively.
(6)The gross balances of derivative liabilities contained within other accrued expenses and liabilities, and other liabilities in the Consolidated Balance Sheet at September 30, 2025 were $366 million and $242 million, respectively, and at December 31, 2024 were $262 million and $463 million, respectively.
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
Loans and Long-Term Receivables
Fair values are based on discounted future cash flows using current interest rates offered for similar loans to clients with similar credit ratings for the same remaining maturities. At September 30, 2025 and December 31, 2024, the difference between the carrying amount and estimated fair value for loans and long-term receivables was immaterial. If measured at fair value in the financial statements, these financial instruments would be classified as Level 3 in the fair value hierarchy.

Notes to Consolidated Financial Statements — (continued)
Long-Term Debt
Fair value of publicly traded long-term debt is based on quoted market prices for the identical liability when traded as an asset in an active market. For other long-term debt (including long-term finance lease liabilities) for which a quoted market price is not available, an expected present value technique that uses rates currently available to the company for debt with similar terms and remaining maturities is used to estimate fair value. The carrying amount of long-term debt was $55,174 million and $49,884 million, and the estimated fair value was $53,393 million and $47,389 million at September 30, 2025 and December 31, 2024, respectively. If measured at fair value in the financial statements, long-term debt (including the current portion) would be classified as Level 2 in the fair value hierarchy.
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
A summary of the components of the company’s financing receivables is presented as follows:

	Client Financing Receivables
	Client Loan and Installment Payment Receivables	Investment in Sales-Type and Direct Financing
			Commercial Financing Receivables
(Dollars in millions)			Held for	Held for
At September 30, 2025	(Loans)	Leases	Investment	Sale (1)	Total
Financing receivables, gross	$7,912	$3,704	$479	$745	$12,840
Unearned income	(631)	(405)	—	—	(1,036)
Unguaranteed residual value	—	485	—	—	485
Amortized cost	$7,281	$3,784	$479	$745	$12,289
Allowance for credit losses	(74)	(51)	(5)	—	(130)
Total financing receivables, net	$7,207	$3,733	$475	$745	$12,159
Current portion	$3,396	$1,286	$475	$745	$5,901
Noncurrent portion	$3,811	$2,447	$—	$—	$6,258

	Client Financing Receivables
	Client Loan and Installment Payment Receivables	Investment in Sales-Type and Direct Financing
			Commercial Financing Receivables
(Dollars in millions)			Held for	Held for
At December 31, 2024	(Loans)	Leases	Investment	Sale (1)	Total
Financing receivables, gross	$7,425	$3,406	$1,322	$900	$13,052
Unearned income	(547)	(344)	—	—	(891)
Unguaranteed residual value	—	479	—	—	479
Amortized cost	$6,878	$3,540	$1,322	$900	$12,639
Allowance for credit losses	(73)	(50)	(5)	—	(128)
Total financing receivables, net	$6,804	$3,491	$1,317	$900	$12,512
Current portion	$3,535	$1,408	$1,317	$900	$7,159
Noncurrent portion	$3,269	$2,083	$—	$—	$5,353

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
Financing receivables pledged as collateral for secured borrowings were $128 million and $213 million at September 30, 2025 and December 31, 2024, respectively. These borrowings are included in note 12, “Borrowings.”
Transfer of Financial Assets
Effective January 1, 2025, the company extended its existing agreement for a 26-month term with a third-party investor to sell up to $1.3 billion of IBM short-term commercial financing receivables on a revolving basis. In addition, the company enters into agreements with third-party financial institutions to sell certain of its client financing receivables, including both loan and lease receivables, for cash proceeds. There were no material client financing receivables transferred for the nine months ended September 30, 2025 and 2024.
The following table presents the total amount of commercial financing receivables transferred.

(Dollars in millions)
For the nine months ended September 30:	2025	2024
Commercial financing receivables:
Receivables transferred during the period	$5,681	$5,590
Receivables uncollected at end of period (1)	$712	$691

(1)Of the total amount of commercial financing receivables sold and derecognized from the Consolidated Balance Sheet, the amounts presented remained uncollected from business partners as of September 30, 2025 and 2024.
The transfer of these receivables qualified as true sales and therefore reduced financing receivables. The cash proceeds from the sales are included in cash flows from operating activities. For the nine months ended September 30, 2025 and 2024, the net loss, including fees, associated with the transfer of commercial financing receivables was $35 million and $49 million, respectively, and is included in other (income) and expense in the Consolidated Income Statement. For the company’s policy on determining treatment for transfer of financial assets, refer to note A, “Significant Accounting Policies,” in the company’s 2024 Annual Report.
Financing Receivables by Portfolio Segment
The following tables present the amortized cost basis for client financing receivables at September 30, 2025 and December 31, 2024, further segmented by three classes: Americas, Europe/Middle East/Africa (EMEA) and Asia Pacific. The commercial financing receivables portfolio segment is excluded from the tables in the sections below as the receivables are short term in nature and the current estimated risk of loss and resulting impact to the company’s financial results are not material.

(Dollars in millions)
At September 30, 2025:	Americas	EMEA	Asia Pacific	Total
Amortized cost	$6,306	$3,347	$1,412	$11,065
Allowance for credit losses:
Beginning balance at January 1, 2025	$69	$45	$9	$123
Write-offs	$(14)	$0	$(5)	$(19)
Recoveries	0	0	0	0
Additions/(releases)	7	0	2	10
Other (1)	6	6	0	12
Ending balance at September 30, 2025	$68	$51	$7	$125

(1)Primarily represents translation adjustments.

Notes to Consolidated Financial Statements — (continued)

(Dollars in millions)
At December 31, 2024:	Americas	EMEA	Asia Pacific	Total
Amortized cost	$5,861	$3,128	$1,429	$10,418
Allowance for credit losses:
Beginning balance at January 1, 2024	$92	$48	$11	$150
Write-offs	$(2)	$(1)	$0	$(3)
Recoveries	1	0	0	1
Additions/(releases)	(10)	0	(2)	(12)
Other (1)	(11)	(2)	0	(14)
Ending balance at December 31, 2024	$69	$45	$9	$123

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

(Dollars in millions)	Total Amortized Cost	Amortized Cost > 90 Days (1)	Amortized Cost > 90 Days and Accruing (1)	Billed Invoices > 90 Days and Accruing	Amortized Cost Not Accruing (2)
At September 30, 2025:
Americas	$6,306	$57	$6	$1	$51
EMEA	3,347	33	1	0	32
Asia Pacific	1,412	3	1	0	3
Total client financing receivables	$11,065	$93	$9	$2	$86

(Dollars in millions)	Total Amortized Cost	Amortized Cost > 90 Days (1)	Amortized Cost > 90 Days and Accruing (1)	Billed Invoices > 90 Days and Accruing	Amortized Cost Not Accruing (2)
At December 31, 2024:
Americas	$5,861	$66	$7	$1	$62
EMEA	3,128	29	1	0	28
Asia Pacific	1,429	8	0	0	7
Total client financing receivables	$10,418	$103	$8	$1	$97

(1)At a contract level, which includes total billed and unbilled amounts for financing receivables aged greater than 90 days.
(2)Of the amortized cost not accruing, there was a related allowance of $84 million and $94 million at September 30, 2025 and December 31, 2024, respectively. Financing income recognized on these receivables was immaterial for the three and nine months ended September 30, 2025 and 2024, respectively.
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

Notes to Consolidated Financial Statements — (continued)
The following tables present the amortized cost basis for client financing receivables by credit quality indicator at September 30, 2025 and December 31, 2024, respectively. Receivables with a credit quality indicator ranging from Aaa to Baa3 are considered investment grade. All others are considered non-investment grade. The credit quality indicators reflect mitigating credit enhancement actions taken by customers which reduce the risk to IBM. Gross write-offs by vintage year at September 30, 2025 and December 31, 2024 were not material.

(Dollars in millions)	Americas		EMEA		Asia Pacific
At September 30, 2025:	Aaa – Baa3	Ba1 – C	Aaa – Baa3	Ba1 – C	Aaa – Baa3	Ba1 – C
Vintage year:
2025	$2,637	$406	$991	$275	$446	$97
2024	1,329	267	743	378	373	49
2023	817	238	287	167	207	12
2022	395	43	262	104	146	17
2021	87	9	54	13	34	2
2020 and prior	27	51	31	44	22	7
Total	$5,292	$1,014	$2,368	$980	$1,228	$184

(Dollars in millions)	Americas		EMEA		Asia Pacific
At December 31, 2024:	Aaa – Baa3	Ba1 – C	Aaa – Baa3	Ba1 – C	Aaa – Baa3	Ba1 – C
Vintage year:
2024	$2,080	$621	$1,145	$514	$616	$77
2023	1,372	310	341	258	285	19
2022	950	113	408	194	254	26
2021	233	24	125	27	69	5
2020	43	17	29	15	36	8
2019 and prior	53	44	37	35	26	7
Total	$4,732	$1,129	$2,085	$1,043	$1,287	$142
Modifications
The company did not have any significant modifications due to clients experiencing financial difficulty during the nine months ended September 30, 2025 or for the year ended December 31, 2024.
10. Leases:
Accounting for Leases as a Lessor
The following table presents amounts included in the Consolidated Income Statement related to lessor activity.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2025	2024	2025	2024
Lease income — sales-type and direct financing leases:
Sales-type lease selling price	$280	$48	$1,227	$528
Less: Carrying value of underlying assets (1)	(66)	(12)	(247)	(106)
Gross profit	$214	$37	$979	$423
Interest income on lease receivables	65	67	180	206
Total sales-type and direct financing lease income	$279	$104	$1,160	$628
Lease income — operating leases	11	13	32	47
Variable lease income	19	16	47	54
Total lease income	$309	$133	$1,239	$729

(1)Excludes unguaranteed residual value.

Notes to Consolidated Financial Statements — (continued)
11. Intangible Assets Including Goodwill:
Intangible Assets
The following tables present the company's intangible asset balances by major asset class.

	At September 30, 2025
(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount (1)
Intangible asset class:
Capitalized software	$1,349	$(409)	$940
Client relationships	11,210	(5,362)	5,848
Completed technology	7,353	(3,864)	3,489
Patents/trademarks	2,005	(642)	1,362
Other (2)	121	(31)	90
Total	$22,038	$(10,309)	$11,729

	At December 31, 2024
(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount (1)
Intangible asset class:
Capitalized software	$1,282	$(492)	$790
Client relationships	9,704	(4,387)	5,317
Completed technology	6,297	(3,164)	3,132
Patents/trademarks	1,826	(519)	1,307
Other (2)	138	(24)	114
Total	$19,247	$(8,587)	$10,660

(1)Amounts at September 30, 2025 and December 31, 2024 include an increase in the net intangible asset balance of $187 million and a decrease in the net intangible asset balance of $126 million, respectively, due to foreign currency translation.
(2)Other intangibles are primarily acquired proprietary and non-proprietary technology licenses, data, business processes, methodologies and systems.
The net carrying amount of intangible assets increased $1,069 million during the first nine months of 2025, primarily due to additions of acquired intangibles from business combinations of $2,329 million, primarily driven by the acquisition of HashiCorp in the first quarter of 2025 and additions of capitalized software, partially offset by intangible asset amortization. The aggregate intangible asset amortization expense was $699 million and $2,027 million for the three and nine months ended September 30, 2025 and $705 million and $1,910 million for the three and nine months ended September 30, 2024, respectively. During the nine months ended September 30, 2025, the company retired $541 million of fully amortized intangible assets, impacting both the gross carrying amount and accumulated amortization by this amount.
The future amortization expense relating to intangible assets currently recorded in the Consolidated Balance Sheet was estimated to be the following at September 30, 2025:

(Dollars in millions)	Capitalized Software	Acquired Intangibles	Total
Remainder of 2025	$133	$570	$703
2026	438	2,246	2,684
2027	280	2,203	2,483
2028	89	1,897	1,986
2029	0	1,231	1,231
Thereafter	—	2,642	2,642

Notes to Consolidated Financial Statements — (continued)
Goodwill
The changes in the goodwill balances by segment for the nine months ended September 30, 2025 and for the year ended December 31, 2024 were as follows:

(Dollars in millions)	Balance	Goodwill Additions	Purchase Price Adjustments		Foreign Currency Translation and Other Adjustments (1)	Balance
Segment	1/1/2025			Divestitures		9/30/2025
Software	$47,136	$4,994	$1	$—	$826	$52,958
Consulting	9,206	613	15	—	216	10,050
Infrastructure	4,363	—	0	0	26	4,388
Other	—	—	—	—	—	—
Total	$60,706	$5,607	$16	$0	$1,067	$67,396

(Dollars in millions)	Balance	Goodwill Additions	Purchase Price Adjustments		Foreign Currency Translation and Other Adjustments (1)	Balance
Segment	1/1/2024			Divestitures		12/31/2024
Software	$46,447	$1,511	$(51)	$—	$(770)	$47,136
Consulting	8,883	469	(3)	(1)	(142)	9,206
Infrastructure	4,384	8	(1)	—	(28)	4,363
Other (2)	464	—	—	(464)	—	—
Total	$60,178	$1,987	$(55)	$(465)	$(940)	$60,706

(1)Primarily driven by foreign currency translation.
(2)In the first quarter of 2024, the company derecognized goodwill related to the divestiture of The Weather Company assets.
Goodwill additions recorded in the nine months ended September 30, 2025 were primarily driven by the acquisition of HashiCorp. Refer to note 5, “Acquisitions & Divestitures,” for additional information.
There were no goodwill impairment losses recorded during the nine months ended September 30, 2025 or the year ended December 31, 2024 and the company has no accumulated impairment losses. Purchase price adjustments recorded during the nine months ended September 30, 2025 and the year ended December 31, 2024 were related to acquisitions that were still subject to the measurement period that ends at the earlier of 12 months from the acquisition date or when information becomes available. Net purchase price adjustments recorded in the nine months ended September 30, 2025 and the year ended December 31, 2024 were not material.
12. Borrowings:
Short-Term Debt
The company's total short-term debt at September 30, 2025 and December 31, 2024 was $7,942 million and $5,089 million, respectively, and primarily consisted of current maturities of long-term debt detailed in “Long-Term Debt” below.

Notes to Consolidated Financial Statements — (continued)
Long-Term Debt
Pre-Swap Borrowing

		Balance	Balance
(Dollars in millions)	Maturities	9/30/2025	12/31/2024
U.S. dollar debt (weighted-average interest rate at September 30, 2025): (1)
7.0%	2025	$600	$1,601
3.7%	2026	5,800	5,800
3.3%	2027	4,119	4,119
4.8%	2028	2,320	1,313
3.6%	2029	3,757	3,750
3.2%	2030	2,355	1,350
4.8%	2031	500	500
4.6%	2032	2,700	1,850
4.8%	2033	750	750
4.9%	2034	1,000	1,000
5.2%	2035	900	—
8.0%	2038	83	83
4.5%	2039	2,745	2,745
2.9%	2040	650	650
4.0%	2042	1,107	1,107
5.3%	2044	1,000	1,000
7.0%	2045	27	27
4.7%	2046	650	650
4.3%	2049	3,000	3,000
3.0%	2050	750	750
4.2%	2052	1,400	1,400
5.1%	2053	650	650
5.3%	2054	1,400	1,400
5.7%	2055	1,000	—
7.1%	2096	316	316
		$39,580	$35,813
Euro debt (weighted-average interest rate at September 30, 2025): (1)
2.9%	2025	$1,174	$3,106
2.3%	2027	2,349	2,071
0.7%	2028	2,114	1,863
1.5%	2029	1,174	1,035
1.7%	2030	2,055	1,035
2.7%	2031	2,936	2,588
0.7%	2032	1,879	1,656
3.2%	2033	1,292	—
1.3%	2034	1,174	1,035
3.8%	2035	1,174	1,035
3.5%	2037	1,057	—
1.2%	2040	998	880
4.0%	2043	1,174	1,035
3.8%	2045	881	—
		$21,434	$17,340
Other currencies (weighted-average interest rate at September 30, 2025): (1)
Pound sterling (4.9%)	2038	$1,009	$939
Japanese yen (1.0%)	2026–2028	860	808
Other (13.8%)	2025–2027	121	212
		$63,004	$55,111
Finance lease obligations (5.1% weighted-average interest rate at September 30, 2025)	2025–2035	1,147	1,000
		$64,150	$56,112
Less: net unamortized discount		815	824
Less: net unamortized debt issuance costs		191	168
Add: fair value adjustment (2)		(30)	(176)
		$63,114	$54,943
Less: current maturities		7,941	5,059
Total		$55,174	$49,884

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
Pre-swap annual contractual obligations of long-term debt outstanding at September 30, 2025, were as follows:

(Dollars in millions)	Total
Remainder of 2025	$1,871
2026	6,436
2027	6,744
2028	5,196
2029	5,086
Thereafter	38,819
Total	$64,150
Interest on Debt

(Dollars in millions)
For the nine months ended September 30:	2025	2024
Cost of financing	$268	$254
Interest expense	1,457	1,288
Interest capitalized	5	10
Total interest paid and accrued	$1,730	$1,552
Lines of Credit
The company has a $2.5 billion Three-Year Credit Agreement and $7.5 billion Five-Year Credit Agreement (the Credit Agreements) with maturity dates of June 20, 2028 and June 22, 2030, respectively. The Credit Agreements permit the company and its subsidiary borrowers to borrow up to $10 billion on a revolving basis. At September 30, 2025, there were no borrowings by the company, or its subsidiaries, under these credit facilities.

Notes to Consolidated Financial Statements — (continued)

13. Commitments:
The company’s extended lines of credit to third-party entities include unused amounts of $1.9 billion and $1.6 billion at September 30, 2025 and December 31, 2024, respectively. In addition, the company has committed to provide future financing to its clients in connection with client purchase agreements for $2.0 billion and $2.2 billion at September 30, 2025 and December 31, 2024, respectively. The company collectively evaluates the allowance for these arrangements using a provision methodology consistent with the portfolio of the commitments. Refer to note A, “Significant Accounting Policies,” in the company’s 2024 Annual Report for additional information. The allowance for these commitments recorded in other liabilities in the Consolidated Balance Sheet at September 30, 2025 and December 31, 2024 was not material.
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
In addition, the company guarantees certain loans and financial commitments. The maximum potential future payment under these financial guarantees and the fair value of these guarantees recognized in the Consolidated Balance Sheet at September 30, 2025 and December 31, 2024 were not material.
Changes in the company’s warranty liability for standard warranties, which are included in other accrued expenses and liabilities and other liabilities in the Consolidated Balance Sheet, are presented in the following table. The company's extended warranty liability, which is included in deferred income in the Consolidated Balance Sheet, was not material for the periods presented.
Standard Warranty Liability

(Dollars in millions)	2025	2024
Balance at January 1	$76	$65
Current-period accruals	55	53
Accrual adjustments to reflect actual experience	19	7
Charges incurred	(63)	(61)
Balance at September 30	$87	$64

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
The company records a provision with respect to a claim, suit, investigation or proceeding when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Any recorded liabilities, including any changes to such liabilities for the quarter ended September 30, 2025 were not material to the Consolidated Financial Statements.
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
The company is also subject to ongoing tax examinations and governmental assessments in various jurisdictions. Along with many other U.S. companies doing business in Brazil, the company is involved in various challenges with Brazilian tax authorities regarding non-income tax assessments and non-income tax litigation matters. The potential amount related to each of these matters for all applicable years is not material.

Notes to Consolidated Financial Statements — (continued)
15. Equity Activity:
Reclassifications and Taxes Related to Items of Other Comprehensive Income

(Dollars in millions)	Before Tax Amount	Tax (Expense)/ Benefit	Net of Tax Amount
For the three months ended September 30, 2025:
Other comprehensive income/(loss):
Foreign currency translation adjustments	$(100)	$(40)	$(140)
Net changes related to available-for-sale securities:
Unrealized gains/(losses) arising during the period	$(2)	$0	$(1)
Reclassification of (gains)/losses to other (income) and expense	—	—	—
Total net changes related to available-for-sale securities	$(2)	$0	$(1)
Unrealized gains/(losses) on cash flow hedges:
Unrealized gains/(losses) arising during the period	$20	$(6)	$14
Reclassification of (gains)/losses to:
Cost of services	7	(2)	5
Cost of sales	0	0	0
Cost of financing	1	0	1
SG&A expense	1	0	1
Other (income) and expense	79	(20)	59
Interest expense	6	(1)	4
Total unrealized gains/(losses) on cash flow hedges	$113	$(30)	$84
Retirement-related benefit plans: (1)
Prior service costs/(credits)	$0	$0	$0
Net gains/(losses) arising during the period	0	0	0
Curtailments and settlements	2	0	1
Amortization of prior service costs/(credits)	(2)	1	(1)
Amortization of net (gains)/losses	158	(43)	115
Total retirement-related benefit plans	$158	$(43)	$115
Other comprehensive income/(loss)	$170	$(112)	$58

(1)These accumulated other comprehensive income (AOCI) components are included in the computation of net periodic pension cost. Refer to note 18, “Retirement-Related Benefits,” for additional information.

Notes to Consolidated Financial Statements — (continued)
Reclassifications and Taxes Related to Items of Other Comprehensive Income

(Dollars in millions)	Before Tax Amount	Tax (Expense)/ Benefit	Net of Tax Amount
For the three months ended September 30, 2024:
Other comprehensive income/(loss):
Foreign currency translation adjustments	$(330)	$270	$(60)
Net changes related to available-for-sale securities:
Unrealized gains/(losses) arising during the period	$0	$0	$0
Reclassification of (gains)/losses to other (income) and expense	—	—	—
Total net changes related to available-for-sale securities	$0	$0	$0
Unrealized gains/(losses) on cash flow hedges:
Unrealized gains/(losses) arising during the period	$(215)	$57	$(158)
Reclassification of (gains)/losses to:
Cost of services	(5)	1	(4)
Cost of sales	(3)	1	(2)
Cost of financing	2	0	1
SG&A expense	0	0	0
Other (income) and expense	(234)	59	(175)
Interest expense	8	(2)	6
Total unrealized gains/(losses) on cash flow hedges	$(449)	$116	$(333)
Retirement-related benefit plans: (1)
Prior service costs/(credits)	$—	$—	$—
Net gains/(losses) arising during the period	100	(25)	75
Curtailments and settlements	2,727	(686)	2,041
Amortization of prior service costs/(credits)	(2)	0	(1)
Amortization of net (gains)/losses	246	(68)	178
Total retirement-related benefit plans	$3,072	$(779)	$2,293
Other comprehensive income/(loss)	$2,293	$(392)	$1,900

(1)These AOCI components are included in the computation of net periodic pension cost and include the impact of a one-time, non-cash pension settlement charge of $2.7 billion ($2.0 billion net of tax) in the third quarter of 2024. Refer to note 18, “Retirement-Related Benefits,” for additional information.

Notes to Consolidated Financial Statements — (continued)
Reclassifications and Taxes Related to Items of Other Comprehensive Income

(Dollars in millions)	Before Tax Amount	Tax (Expense)/ Benefit	Net of Tax Amount
For the nine months ended September 30, 2025:
Other comprehensive income/(loss):
Foreign currency translation adjustments	$(1,056)	$562	$(494)
Net changes related to available-for-sale securities:
Unrealized gains/(losses) arising during the period	$1	$0	$0
Reclassification of (gains)/losses to other (income) and expense	—	—	—
Total net changes related to available-for-sale securities	$1	$0	$0
Unrealized gains/(losses) on cash flow hedges:
Unrealized gains/(losses) arising during the period	$(121)	$34	$(87)
Reclassification of (gains)/losses to:
Cost of services	12	(3)	9
Cost of sales	(2)	1	(1)
Cost of financing	3	(1)	2
SG&A expense	(1)	0	(1)
Other (income) and expense	(679)	171	(508)
Interest expense	18	(5)	13
Total unrealized gains/(losses) on cash flow hedges	$(769)	$197	$(572)
Retirement-related benefit plans: (1)
Prior service costs/(credits)	$0	$0	$0
Net gains/(losses) arising during the period	0	8	8
Curtailments and settlements	8	(2)	6
Amortization of prior service costs/(credits)	(5)	2	(3)
Amortization of net (gains)/losses	466	(126)	341
Total retirement-related benefit plans	$469	$(118)	$351
Other comprehensive income/(loss)	$(1,355)	$641	$(715)

(1)These AOCI components are included in the computation of net periodic pension cost. Refer to note 18, “Retirement-Related Benefits,” for additional information.

Notes to Consolidated Financial Statements — (continued)
Reclassifications and Taxes Related to Items of Other Comprehensive Income

(Dollars in millions)	Before Tax Amount	Tax (Expense)/ Benefit	Net of Tax Amount
For the nine months ended September 30, 2024:
Other comprehensive income/(loss):
Foreign currency translation adjustments	$(273)	$49	$(224)
Net changes related to available-for-sale securities:
Unrealized gains/(losses) arising during the period	$1	$0	$1
Reclassification of (gains)/losses to other (income) and expense	—	—	—
Total net changes related to available-for-sale securities	$1	$0	$1
Unrealized gains/(losses) on cash flow hedges:
Unrealized gains/(losses) arising during the period	$64	$(18)	$46
Reclassification of (gains)/losses to:
Cost of services	(19)	5	(14)
Cost of sales	(30)	10	(20)
Cost of financing	5	(1)	4
SG&A expense	(10)	3	(7)
Other (income) and expense	(176)	44	(132)
Interest expense	24	(6)	18
Total unrealized gains/(losses) on cash flow hedges	$(142)	$37	$(105)
Retirement-related benefit plans: (1)
Prior service costs/(credits)	$—	$—	$—
Net gains/(losses) arising during the period	101	(23)	78
Curtailments and settlements	2,731	(687)	2,044
Amortization of prior service costs/(credits)	(5)	1	(4)
Amortization of net (gains)/losses	765	(212)	554
Total retirement-related benefit plans	$3,592	$(921)	$2,672
Other comprehensive income/(loss)	$3,178	$(835)	$2,343

(1)These AOCI components are included in the computation of net periodic pension cost and include the impact of a one-time, non-cash pension settlement charge of $2.7 billion ($2.0 billion net of tax) in the third quarter of 2024. Refer to note 18, “Retirement-Related Benefits,” for additional information.

Notes to Consolidated Financial Statements — (continued)
Accumulated Other Comprehensive Income/(Loss) (net of tax)

(Dollars in millions)	Foreign Currency Translation Adjustments (1)	Net Unrealized Gains/(Losses) on Available- For-Sale Securities	Net Unrealized Gains/(Losses) on Cash Flow Hedges	Net Change Retirement- Related Benefit Plans	Accumulated Other Comprehensive Income/(Loss)
January 1, 2025	$(3,512)	$0	$237	$(11,994)	$(15,269)
Other comprehensive income before reclassifications	(494)	0	(87)	8	(572)
Amount reclassified from accumulated other comprehensive income	—	—	(485)	343	(142)
Total change for the period	$(494)	$0	$(572)	$351	$(715)
September 30, 2025	$(4,005)	$1	$(335)	$(11,643)	$(15,983)

(Dollars in millions)	Foreign Currency Translation Adjustments (1)	Net Unrealized Gains/(Losses) on Available- For-Sale Securities	Net Unrealized Gains/(Losses) on Cash Flow Hedges	Net Change Retirement- Related Benefit Plans	Accumulated Other Comprehensive Income/(Loss)
January 1, 2024	$(3,488)	$(1)	$(106)	$(15,165)	$(18,761)
Other comprehensive income before reclassifications	(224)	1	46	78	(100)
Amount reclassified from accumulated other comprehensive income (2)	—	—	(151)	2,594	2,443
Total change for the period	$(224)	$1	$(105)	$2,672	$2,343
September 30, 2024	$(3,713)	$(1)	$(211)	$(12,493)	$(16,418)

(1)Foreign currency translation adjustments are presented gross except for any associated hedges which are presented net of tax.
(2)Net change in retirement-related benefit plans includes the impact of a one-time, non-cash pension settlement charge of $2.7 billion ($2.0 billion net of tax) in the third quarter of 2024. Refer to note 18, “Retirement-Related Benefits,” for additional information.
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
In the Consolidated Balance Sheet, the company does not offset derivative assets against liabilities in master netting arrangements nor does it offset receivables or payables recognized upon payment or receipt of cash collateral against the fair values of the related derivative instruments. The amount recognized in other accounts receivables for the right to reclaim cash collateral was $14 million and $29 million at September 30, 2025 and December 31, 2024, respectively. The company restricts the use of cash collateral received to rehypothecation and therefore reports it in restricted cash in the Consolidated Balance Sheet. Both the amount recognized in accounts payable for the obligation to return cash collateral and the amount rehypothecated were not material for the periods presented. Additionally, if derivative exposures covered by a qualifying master netting agreement had been netted in the Consolidated Balance Sheet at September 30, 2025 and December 31, 2024, the total derivative asset and liability positions each would have been reduced by $316 million and $352 million, respectively.

Notes to Consolidated Financial Statements — (continued)
On July 1, 2024, the company completed the acquisition of StreamSets and webMethods from Software AG. Prior to the acquisition, beginning in December 2023, the company entered into foreign currency derivative contracts which were accounted for as non-hedge derivatives and expired by June 28, 2024. For the nine months ended September 30, 2024, the company recorded a realized loss of $68 million in other (income) and expense in the Consolidated Income Statement. There were no associated derivatives outstanding at September 30, 2025 and December 31, 2024.
In its hedging programs, the company may use forward contracts, futures contracts, interest-rate swaps, cross-currency swaps, equity swaps, and options depending upon the underlying exposure. The company is not a party to leveraged derivative instruments.
A brief description of the major hedging programs, categorized by underlying risk, follows.
Interest Rate Risk
Fixed and Variable Rate Borrowings
The company issues debt in the global capital markets to fund its operations and financing business. Access to cost-effective financing can result in interest rate mismatches with the underlying assets. To manage these mismatches and to reduce overall interest cost, the company may use interest-rate swaps to convert specific fixed-rate debt issuances into variable-rate debt (i.e., fair value hedges) and to convert specific variable-rate debt issuances into fixed-rate debt (i.e., cash flow hedges). At both September 30, 2025 and December 31, 2024, the total notional amount of the company’s interest-rate swaps was $6.7 billion. The weighted-average remaining maturity of these instruments at September 30, 2025 and December 31, 2024 was approximately 3.7 years and 4.5 years, respectively. These interest-rate contracts were accounted for as fair value hedges. The company did not have any cash flow hedges relating to this program outstanding at September 30, 2025 and December 31, 2024.
Foreign Exchange Risk
Long-Term Investments in Foreign Subsidiaries (Net Investment)
A large portion of the company’s foreign currency denominated debt portfolio is designated as a hedge of net investment in major foreign subsidiaries to reduce the volatility in stockholders’ equity caused by changes in foreign currency exchange rates in the subsidiaries' functional currency with respect to the U.S. dollar. At September 30, 2025 and December 31, 2024, the carrying value of debt designated as hedging instruments was $16.5 billion and $14.0 billion, respectively. The company also uses foreign currency derivatives, which may include forward contracts, long-term cross currency swaps, and options, for this risk management purpose. At September 30, 2025 and December 31, 2024, the total notional amount of derivative instruments designated as net investment hedges was $8.0 billion and $6.2 billion, respectively. At both September 30, 2025 and December 31, 2024, the weighted-average remaining maturity of these instruments was less than one year.
Anticipated Royalties and Cost Transactions
The company’s operations generate significant nonfunctional currency, third-party vendor payments and intercompany payments for royalties and goods and services among the company’s non-U.S. subsidiaries and with the company. In anticipation of these foreign currency cash flows and in view of the volatility of the currency markets, the company selectively employs foreign exchange forward contracts to manage its currency risk. These forward contracts are accounted for as cash flow hedges. At September 30, 2025, the maximum remaining length of time over which the company hedged its exposure is approximately two years. At September 30, 2025 and December 31, 2024, the total notional amount of forward contracts designated as cash flow hedges of forecasted royalty and cost transactions was $10.9 billion and $9.7 billion, respectively. At September 30, 2025 and December 31, 2024, the weighted-average remaining maturity of these instruments was less than one year.

Notes to Consolidated Financial Statements — (continued)
At September 30, 2025 and December 31, 2024, in connection with cash flow hedges of anticipated royalties and cost transactions, there were unrealized net losses (before taxes) of $252 million and net unrealized gains (before taxes) of $415 million, respectively, deferred in AOCI. The company estimates that $303 million of the deferred net losses (before taxes) on derivatives in AOCI at September 30, 2025 will be reclassified to net income within the next 12 months, providing an offsetting economic impact against the underlying anticipated transactions.
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
At September 30, 2025, the maximum length of time remaining over which the company hedged its exposure was approximately five years. At September 30, 2025 and December 31, 2024, the total notional amount of derivative instruments designated as cash flow hedges of foreign-currency denominated debt was $5.9 billion and $5.0 billion, respectively.
At September 30, 2025 and December 31, 2024, in connection with forward contracts, there were unrealized net losses (before taxes) of $40 million and net unrealized gains (before taxes) of $84 million, respectively, deferred in AOCI. Approximately $90 million of losses (before taxes) related to the initial forward points excluded from the assessment of hedge effectiveness is expected to be amortized to other (income) and expense within the next 12 months.
Subsidiary Cash and Foreign Currency Asset/Liability Management
The company uses its Global Treasury Centers to manage the cash of its subsidiaries. These centers principally use currency swaps to convert cash flows in a cost-effective manner. In addition, the company uses forward contracts to economically hedge, on a net basis, the foreign currency exposure of a portion of the company’s nonfunctional currency assets and liabilities. The terms of these forward and swap contracts are generally less than one year. The changes in the fair values of these contracts and of the underlying hedged exposures are generally offsetting and are recorded in other (income) and expense in the Consolidated Income Statement. At September 30, 2025 and December 31, 2024, the total notional amount of derivative instruments in economic hedges of foreign currency exposure was $5.6 billion and $7.4 billion, respectively.
Equity Risk Management
The company is exposed to market price changes in certain broad market indices and in the company’s own stock primarily related to certain obligations to employees. Changes in the overall value of these employee compensation obligations are recorded in SG&A expense in the Consolidated Income Statement. Although not designated as accounting hedges, the company utilizes derivatives, including equity swaps and futures, to economically hedge the exposures related to its employee compensation obligations. The derivatives are linked to the total return on certain broad market indices or the total return on the company’s common stock, and are recorded at fair value with gains or losses also reported in SG&A expense in the Consolidated Income Statement. At both September 30, 2025 and December 31, 2024, the total notional amount of derivative instruments in economic hedges of these compensation obligations was $1.5 billion.

Notes to Consolidated Financial Statements — (continued)
Cumulative Basis Adjustments for Fair Value Hedges
At September 30, 2025 and December 31, 2024, the following amounts were recorded in the Consolidated Balance Sheet related to cumulative basis adjustments for fair value hedges:

(Dollars in millions)	September 30, 2025	December 31, 2024
Short-term debt:
Carrying amount of the hedged item	$(1)	$(13)
Cumulative hedging adjustments included in the carrying amount — assets/(liabilities)	$(1)	$(13)
Long-term debt:
Carrying amount of the hedged item	$(6,659)	$(6,497)
Cumulative hedging adjustments included in the carrying amount — assets/(liabilities) (1)	$31	$190

(1)Includes $(122) million and $(155) million of hedging adjustments on discontinued hedging relationships at September 30, 2025 and December 31, 2024, respectively.
Effect of Derivatives in the Consolidated Income Statement and Other Comprehensive Income (OCI)
The effect of fair value hedges, cash flow hedges, net investment hedges and derivatives not designated as hedging instruments are summarized by income and expense line items as follows:

	(Gains)/Losses of Total Hedge Activity
	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2025	2024	2025	2024
Cost of services	$7	$(5)	$12	$(19)
Cost of sales	$0	$(3)	$(2)	$(30)
Cost of financing	$(1)	$2	$(2)	$9
SG&A expense	$(74)	$(83)	$(157)	$(168)
Other (income) and expense (1)	$162	$(428)	$(881)	$(1)
Interest expense	$(4)	$11	$(9)	$45

(1)Primarily driven by currency gains and losses on the company's foreign currency derivatives hedging programs. Refer to note 6, "Other (Income) and Expense," for additional information.

Notes to Consolidated Financial Statements — (continued)

	(Gains)/Losses Recognized in Consolidated Income Statement
(Dollars in millions)	Consolidated Income Statement Line Item	Recognized on Derivatives		Attributable to Risk Being Hedged (1)
For the three months ended September 30:		2025	2024	2025	2024
Derivative instruments in fair value hedges: (2)
Interest rate contracts	Cost of financing	$(1)	$(31)	$4	$37
	Interest expense	(6)	(155)	22	185
Derivative instruments not designated as hedging instruments:
Foreign exchange contracts	Other (income) and expense	83	(194)	N/A	N/A
Equity contracts	SG&A expense	(75)	(83)	N/A	N/A
Total		$0	$(463)	$27	$222

	Effects of Derivatives Recognized in Consolidated Income Statement and OCI
				(Gains)/Losses
(Dollars in millions)	Gains/(Losses) Recognized in OCI		Consolidated Income Statement Line Item	Reclassified from AOCI		Amounts Excluded from Effectiveness Testing (3)
For the three months ended September 30:	2025	2024		2025	2024	2025	2024
Derivative instruments in cash flow hedges:
Interest rate contracts	$—	$—	Cost of financing	$1	$1	N/A	N/A
			Interest expense	3	3	N/A	N/A
Foreign exchange contracts
Amount included in the assessment of effectiveness	70	(153)	Cost of services	7	(5)	N/A	N/A
			Cost of sales	0	(3)	N/A	N/A
			Cost of financing	1	1	N/A	N/A
			SG&A expense	1	0	N/A	N/A
			Other (income) and expense	51	(255)	N/A	N/A
			Interest expense	3	5	N/A	N/A
Amount excluded from the assessment of effectiveness	(50)	(62)	Other (income) and expense	N/A	N/A	28	20
Instruments in net investment hedges: (4)
Foreign exchange contracts
Amount included in the assessment of effectiveness	154	(1,086)
Amount excluded from the assessment of effectiveness	6	10	Cost of financing	N/A	N/A	(5)	(5)
			Interest expense	N/A	N/A	(26)	(26)
Total	$179	$(1,290)		$66	$(254)	$(4)	$(11)

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
N/A - not applicable

Notes to Consolidated Financial Statements — (continued)

	(Gains)/Losses Recognized in Consolidated Income Statement
(Dollars in millions)	Consolidated Income Statement Line Item	Recognized on Derivatives		Attributable to Risk Being Hedged (1)
For the nine months ended September 30:		2025	2024	2025	2024
Derivative instruments in fair value hedges: (2)
Interest rate contracts	Cost of financing	$(14)	$5	$23	$13
	Interest expense	(79)	24	123	66
Derivative instruments not designated as hedging instruments:
Foreign exchange contracts	Other (income) and expense	(202)	174	N/A	N/A
Equity contracts	SG&A expense	(156)	(158)	N/A	N/A
Total		$(451)	$46	$146	$79

	Effects of Derivatives Recognized in Consolidated Income Statement and OCI
				(Gains)/Losses
	Gains/(Losses) Recognized in OCI		Consolidated Income Statement Line Item	Reclassified from AOCI		Amounts Excluded from Effectiveness Testing (3)
(Dollars in millions)
For the nine months ended September 30:	2025	2024		2025	2024	2025	2024
Derivative instruments in cash flow hedges:
Interest rate contracts	$—	$—	Cost of financing	$2	$2	N/A	N/A
			Interest expense	9	10	N/A	N/A
Foreign exchange contracts
Amount included in the assessment of effectiveness	87	147	Cost of services	12	(19)	N/A	N/A
			Cost of sales	(2)	(30)	N/A	N/A
			Cost of financing	2	3	N/A	N/A
			SG&A expense	(1)	(10)	N/A	N/A
			Other (income) and expense	(763)	(233)	N/A	N/A
			Interest expense	9	15	N/A	N/A
Amount excluded from the assessment of effectiveness	(207)	(84)	Other (income) and expense	N/A	N/A	84	57
Instruments in net investment hedges: (4)
Foreign exchange contracts
Amount included in the assessment of effectiveness	(2,252)	(205)
Amount excluded from the assessment of effectiveness	17	10	Cost of financing	N/A	N/A	(13)	(14)
			Interest expense	N/A	N/A	(72)	(69)
Total	$(2,356)	$(131)		$(732)	$(263)	$(1)	$(26)

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
N/A - not applicable

Notes to Consolidated Financial Statements — (continued)
For the three and nine months ended September 30, 2025 and 2024, there were no material gains or losses associated with an underlying exposure that did not or was not expected to occur (for cash flow hedges); nor are there any anticipated in the normal course of business.
17. Stock-Based Compensation:
Stock-based compensation cost for stock awards and stock options is measured at grant date, based on the fair value of the award, and is recognized over the employee requisite service period. The following table presents total stock-based compensation cost included in income from continuing operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2025	2024	2025	2024
Cost	$67	$56	$199	$165
Selling, general and administrative	233	167	694	511
Research and development	144	107	393	290
Pre-tax stock-based compensation cost	$444	$330	$1,285	$966
Income tax benefits	(228)	(131)	(578)	(353)
Total net stock-based compensation cost	$215	$199	$707	$613
Pre-tax stock-based compensation cost for the three months ended September 30, 2025 increased $114 million compared to the corresponding period in the prior year due to increases in restricted stock units ($85 million) and performance share units ($19 million).
Pre-tax stock-based compensation cost for the nine months ended September 30, 2025 increased $319 million compared to the corresponding period in the prior year due to increases in restricted stock units ($239 million), performance share units ($53 million), and stock options ($21 million).
For the three and nine months ended September 30, 2025, the pre-tax stock-based compensation cost increases reflect the company's annual cycles for executives and other employees and the issuance and assumption of stock-based compensation awards in connection with the HashiCorp acquisition.
Total unrecognized compensation cost related to non-vested awards at September 30, 2025 was $2.3 billion and is expected to be recognized over a weighted-average period of approximately 2.6 years.
18. Retirement-Related Benefits:
The company offers DB pension plans, defined contribution (DC) plans, as well as nonpension postretirement plans primarily consisting of retiree medical benefits.
The following tables provide the pre-tax cost for all retirement-related plans.

			Yr.-to-Yr.
(Dollars in millions)			Percent
For the three months ended September 30:	2025	2024	Change
Retirement-related plans — cost:
Defined benefit pension and defined contribution plans — cost (1)	$233	$3,024	(92.3)%
Nonpension postretirement plans — cost	33	30	10.2%
Total	$265	$3,053	(91.3)%

(1) 2024 includes the impact of a pension settlement charge, as described below.

Notes to Consolidated Financial Statements — (continued)

			Yr.-to-Yr.
(Dollars in millions)			Percent
For the nine months ended September 30:	2025	2024	Change
Retirement-related plans — cost:
Defined benefit pension and defined contribution plans — cost (1)	$714	$3,667	(80.5)%
Nonpension postretirement plans — cost	97	90	8.2%
Total	$812	$3,757	(78.4)%

(1) 2024 includes the impact of a pension settlement charge, as described below.
Cost/(Income) of Retirement Plans
The following tables provide the components of the cost/(income) for the company’s retirement-related benefit plans.

(Dollars in millions)	U.S. Plans		Non-U.S. Plans
For the three months ended September 30:	2025	2024	2025	2024
Service cost	$88	$98	$45	$43
Interest cost (1)	187	228	273	271
Expected return on plan assets (1)	(268)	(313)	(376)	(395)
Amortization of prior service costs/(credits) (1)	—	—	6	6
Recognized actuarial losses (1)	70	113	88	131
Curtailments and settlements (1) (2)	—	2,725	2	2
Multi-employer plans	—	—	3	3
Other costs/(credits) (1)	—	—	0	0
Total net periodic pension (income)/cost of defined benefit plans	$77	$2,851	$40	$62
Cost of defined contribution plans	16	15	100	95
Total defined benefit pension and defined contribution plans cost recognized in the Consolidated Income Statement	$93	$2,866	$140	$158

(1)These components of net periodic pension cost are included in other (income) and expense in the Consolidated Income Statement.
(2)2024 includes the impact of a pension settlement charge, as described below.

Notes to Consolidated Financial Statements — (continued)

(Dollars in millions)	U.S. Plans		Non-U.S. Plans
For the nine months ended September 30:	2025	2024	2025	2024
Service cost	$264	$295	$130	$128
Interest cost (1)	561	735	790	803
Expected return on plan assets (1)	(804)	(994)	(1,091)	(1,168)
Amortization of prior service costs/(credits) (1)	—	—	17	17
Recognized actuarial losses (1)	210	370	257	389
Curtailments and settlements (1) (2)	—	2,725	8	7
Multi-employer plans	—	—	10	10
Other costs/(credits) (1)	—	—	18	20
Total net periodic pension (income)/cost of defined benefit plans	$230	$3,131	$139	$206
Cost of defined contribution plans	46	42	299	288
Total defined benefit pension and defined contribution plans cost recognized in the Consolidated Income Statement	$276	$3,173	$438	$494

(1)These components of net periodic pension cost are included in other (income) and expense in the Consolidated Income Statement.
(2)2024 includes the impact of a pension settlement charge, as described below.
Cost of Nonpension Postretirement Plans
The following tables provide the components of the cost for the company’s nonpension postretirement plans.

(Dollars in millions)	U.S. Plan		Non-U.S. Plans
For the three months ended September 30:	2025	2024	2025	2024
Service cost	$0	$1	$1	$1
Interest cost (1)	28	27	11	10
Expected return on plan assets (1)	—	—	0	0
Amortization of prior service costs/(credits) (1)	(7)	(7)	0	0
Recognized actuarial losses (1)	—	—	0	0
Curtailments and settlements (1)	—	—	—	—
Total nonpension postretirement plans cost recognized in the Consolidated Income Statement	$22	$20	$11	$10

(Dollars in millions)	U.S. Plan		Non-U.S. Plans
For the nine months ended September 30:	2025	2024	2025	2024
Service cost	$1	$2	$1	$2
Interest cost (1)	85	80	31	31
Expected return on plan assets (1)	—	—	(1)	(1)
Amortization of prior service costs/(credits) (1)	(22)	(22)	0	0
Recognized actuarial losses (1)	—	—	1	(1)
Curtailments and settlements (1)	—	—	—	—
Total nonpension postretirement plans cost recognized in the Consolidated Income Statement	$65	$59	$33	$30

(1)These components of net periodic pension cost are included in other (income) and expense in the Consolidated Income Statement.

Notes to Consolidated Financial Statements — (continued)
IBM U.S. Retirement Plan Changes
In September 2024, the Qualified PPP irrevocably transferred to an insurer approximately $6 billion of the Qualified PPP’s DB pension obligations and related plan assets, thereby reducing the company’s pension obligations and assets by the same amount. As a result, the company recognized a one-time, non-cash, pre-tax pension settlement charge of $2.7 billion ($2.0 billion net of tax) in the third quarter of 2024 primarily related to the accelerated recognition of actuarial losses included within AOCI in the Consolidated Statement of Equity. Refer to Note U, "Retirement-Related Benefits", in the company’s 2024 annual report for additional information.
Plan Contributions
The company does not anticipate any significant changes to the expected plan contributions in 2025 from the amounts disclosed in the 2024 Annual Report. The table below includes contributions to the following plans:

(Dollars in millions)	Plan Contributions
For the nine months ended September 30:	2025	2024
U.S. nonpension postretirement benefit plan	$159	$155
Non-U.S. DB and multi-employer plans (1)	21	53
Total plan contributions	$179	$208

(1)Amounts reported net of refunds.
The U.S. nonpension postretirement benefit plan contributions in the table above were made in U.S. Treasury Securities. Additionally, during the nine months ended September 30, 2025 and 2024, contributions of $580 million and $600 million, respectively, were made to the Active Medical Trust in U.S. Treasury securities. Contributions made with U.S. Treasury securities are considered a non-cash transaction.
19. Subsequent Events:
On October 22, 2025, the company announced that the Board of Directors approved a quarterly dividend of $1.68 per common share. The dividend is payable December 10, 2025 to stockholders of record on November 10, 2025.

Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025
Snapshot
Organization of Information:
In September 2024, the IBM Qualified Personal Pension Plan ("Qualified PPP") irrevocably transferred to an insurer approximately $6 billion of the Qualified PPP’s Defined Benefit pension obligations and related plan assets. As a result of this transaction, the company recognized a pension settlement charge of $2.7 billion ($2.0 billion net of tax) in the third quarter of 2024, primarily related to the accelerated recognition of accumulated actuarial losses of the plans. As the charge was non-operating and non-cash, it did not impact our operating (non-GAAP) earnings or cash flow results. Refer to note U, “Retirement-Related Benefits,” in the company's 2024 Annual Report for additional information.
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
Operating (non-GAAP) Earnings:
In an effort to provide better transparency into the operational results of the business, supplementally, management separates business results into operating and non-operating categories. Operating earnings from continuing operations is a non-GAAP measure that excludes the effects of certain acquisition-related charges and intangible asset amortization, expense resulting from basis differences on equity method investments, retirement-related costs and their related tax impacts. Due to the unique, non-recurring nature of the enactment of the U.S. Tax Cuts and Jobs Act (TCJA or U.S. tax reform), management characterizes the one-time provisional charge recorded in the fourth quarter of 2017, and adjustments to that charge as non-operating. Adjustments include the tax effect of true-ups, audit adjustments, accounting elections and new regulations or laws (e.g., H.R. 1 in July of 2025) that impact the TCJA provisions which resulted in the one-time provisional charge. For acquisitions, operating (non-GAAP) earnings exclude the amortization of acquired intangible assets and acquisition-related charges such as in-process research and development, transaction costs, applicable retention, restructuring and related expenses, tax charges related to acquisition integration and pre-closing charges, such as financing costs. These charges are excluded as they may be inconsistent in amount and timing from period to period and are significantly impacted by the size, type and frequency of our acquisitions. Management also characterized as non-operating expense, given its unique and temporary nature, the impact on the foreign exchange derivative contracts entered into prior to the acquisition of StreamSets and webMethods from Software AG, beginning in December 2023, to economically hedge the foreign currency exposure related to the purchase price of this acquisition. These derivative contracts expired by June 28, 2024. All other spending for acquired companies is included in both earnings from continuing operations and in operating (non-GAAP) earnings. For retirement-related costs, management characterizes certain items as operating and others as non-operating, consistent with GAAP. We include defined benefit plan and nonpension postretirement benefit

Management Discussion – (continued)
plan service costs, multi-employer plan costs and the cost of defined contribution plans in operating earnings. Non-operating retirement-related costs include defined benefit plan and nonpension postretirement benefit plan amortization of prior service costs, interest cost, expected return on plan assets, amortized actuarial gains/losses, the impacts of any plan curtailments/settlements including the impact of a settlement charge of $2.7 billion ($2.0 billion net of tax) resulting from the transfer to an insurer of a portion of the IBM Qualified Personal Pension Plan's defined benefit pension obligations and related plan assets in the third quarter of 2024 and pension insolvency costs and other costs. Non-operating retirement-related costs are primarily related to changes in pension plan assets and liabilities which are tied to financial market performance, and we consider these costs to be outside of the operational performance of the business.
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
Financial Results Summary — Three Months Ended September 30:

(Dollars and shares in millions except per share amounts)			Yr.-to-Yr. Percent/ Margin Change
For the three months ended September 30:	2025	2024 (1)
Revenue (2)	$16,331	$14,968	9.1%
Gross profit margin	57.3%	56.3%	1.1	pts.
Total expense and other (income)	$6,931	$9,222	(24.8)%
Income/(loss) from continuing operations before income taxes	$2,430	$(802)	nm
Provision for/(benefit from) income taxes from continuing operations (3)	$686	$(485)	nm
Income/(loss) from continuing operations	$1,744	$(317)	nm
Income/(loss) from continuing operations margin	10.7%	(2.1)%	12.8	pts.
Income/(loss) from discontinued operations, net of tax	$0	$(13)	98.4%
Net income/(loss)	$1,744	$(330)	nm
Earnings/(loss) per share from continuing operations - assuming dilution	$1.84	$(0.34)	nm
Consolidated earnings/(loss) per share - assuming dilution	$1.84	$(0.36)	nm
Weighted-average shares outstanding - assuming dilution	948.9	923.6	2.7%

(1)2024 includes the impact of a pension settlement charge of $2.7 billion ($2.0 billion net of tax) resulting in an impact of $2.18 to both diluted earnings/(loss) per share from continuing operations and consolidated diluted earnings/(loss) per share for that period. Refer to note U, "Retirement-Related Benefits," in the company's 2024 Annual Report for additional information.
(2)Year-to-year revenue growth of 7.3 percent adjusted for currency.
(3)2025 includes a one-time, non-cash income tax charge of $0.3 billion associated with the enactment of H.R. 1 in July of 2025. Refer to "Taxes" on page 71 for additional information.
nm - not meaningful

Management Discussion – (continued)
The following table provides the company’s operating (non-GAAP) earnings for the third quarter of 2025 and 2024.

(Dollars in millions except per share amounts)			Yr.-to-Yr. Percent Change
For the three months ended September 30:	2025	2024
Net income/(loss) as reported (1) (2)	$1,744	$(330)	nm
Income/(loss) from discontinued operations, net of tax	0	(13)	(98.4)%
Income from continuing operations (1) (2)	$1,744	$(317)	nm
Non-operating adjustments (net of tax):
Acquisition-related charges	$454	$373	21.7%
Non-operating retirement-related costs/(income) (1)	10	2,097	(99.5)
U.S. tax reform impacts (2)	309	2	nm
Operating (non-GAAP) earnings (3)	$2,517	$2,155	16.8%
Diluted operating (non-GAAP) earnings per share (3)	$2.65	$2.30	15.2%

(1)2024 includes the impact of a pension settlement charge of $2.0 billion net of tax. Refer to note U, "Retirement-Related Benefits," in the company's 2024 Annual Report for additional information.
(2)2025 includes a one-time, non-cash income tax charge of $0.3 billion associated with the enactment of H.R 1 in July of 2025. Refer to "Taxes" on page 71 for additional information.
(3)Refer to the quarter-to-date "GAAP Reconciliation" on page 81 for additional information..
nm - not meaningful
Macroeconomic Environment:
The strength of our portfolio and the resiliency of our business model underpinned by our hybrid cloud and AI strategy position us well to deliver sustainable and profitable growth. While the current economic and trade environment continue to remain dynamic, we expect technology to keep supporting overall economic growth and serve as a key source of competitive advantage allowing businesses to scale, innovate and drive productivity. This was reflected in our performance in the third quarter. Our disciplined strategy and durable business model enable us to create long-term value for our partners and clients.

In the first nine months of 2025, movements in global currencies continued to impact our reported year-to-year revenue and profit. We execute hedging programs which defer, but do not eliminate, the impact of currency. The (gains)/losses from these hedging programs are reflected primarily in other (income) and expense. Refer to “Currency Rate Fluctuations,” for additional information.
Financial Performance Summary — Three Months Ended September 30:
In the third quarter of 2025, we reported $16.3 billion in revenue, income from continuing operations of $1.7 billion, and operating (non-GAAP) earnings of $2.5 billion. Diluted earnings per share from continuing operations was $1.84 as reported and $2.65 on an operating (non-GAAP) basis. We generated $3.1 billion in cash from operations and $2.4 billion in free cash flow, and delivered shareholder returns of $1.6 billion in dividends. Our third-quarter performance reflects the continued success of our hybrid cloud and AI strategy. With our focus on the fundamentals of our business, we continue to maintain a strong liquidity position and solid cash flow generation which enables us to invest in our business and return value to shareholders through dividends.
Total revenue grew 9.1 percent as reported and 7.3 percent adjusted for currency compared to the prior-year period. Software delivered revenue growth of 10.5 percent as reported (8.8 percent adjusted for currency). Consulting revenue increased 3.3 percent as reported (1.5 percent adjusted for currency). Infrastructure revenue increased 17.0 percent as reported (15.1 percent adjusted for currency), reflecting early strength in our new IBM z17.
From a geographic perspective, Americas revenue increased 9.3 percent as reported and adjusted for currency. Europe/Middle East/Africa (EMEA) increased 14.6 percent as reported (8.7 percent adjusted for currency). Asia Pacific increased 0.1 percent as reported (0.2 percent adjusted for currency).

Management Discussion – (continued)
Gross margin of 57.3 percent increased 1.1 points year to year with margin expansion driven primarily by portfolio mix and productivity actions. Operating (non-GAAP) gross margin of 58.7 percent increased 1.2 points compared to the prior-year period due to the same dynamics.
Total expense and other (income) decreased 24.8 percent in the third quarter of 2025 compared to the third quarter of 2024 driven by the prior-year pension settlement charge of $2.7 billion and lower workforce rebalancing charges in the current year. This was partially offset by higher operating acquisition-related spending and a prior-year gain from the sale of certain QRadar SaaS assets. Total operating (non-GAAP) expense and other (income) increased 7.1 percent year to year, driven by higher operating acquisition-related spending and the prior-year gain from the sale of certain QRadar SaaS assets, partially offset by lower workforce rebalancing charges.
Pre-tax income from continuing operations was $2.4 billion in the third quarter of 2025 compared with a pre-tax loss of $0.8 billion in the prior-year period and pre-tax margin was up 20.2 points year to year to 14.9 percent. The continuing operations provision for income taxes was $0.7 billion in the third quarter of 2025, compared to a benefit from income taxes of $0.5 billion in the third quarter of 2024. Net income from continuing operations of $1.7 billion in the current period compared with a net loss of $0.3 billion in the prior-year period and the net income from continuing operations margin of 10.7 percent was up 12.8 points year to year. The year-to-year performance was primarily driven by the transfer to an insurer of a portion of the Qualified PPP's defined benefit pension obligations and related plan assets which resulted in a pension settlement charge of $2.7 billion ($2.0 billion net of tax) in the third quarter of 2024. Our performance in the third quarter also continues to benefit from both revenue growth and gross margin expansion, reflecting the strength of our business model and portfolio.
Operating (non-GAAP) pre-tax income from continuing operations of $3.0 billion increased 22.0 percent compared to the third quarter of 2024 and the operating (non-GAAP) pre-tax margin from continuing operations increased 2.0 points to 18.6 percent driven by revenue growth, portfolio mix, and increased productivity while providing investment flexibility. The operating (non-GAAP) provision for income taxes was $0.5 billion in the third quarter of 2025, compared to $0.3 billion in the third quarter of 2024. Operating (non-GAAP) net income from continuing operations of $2.5 billion increased 16.8 percent and the operating (non-GAAP) net income margin from continuing operations of 15.4 percent increased 1.0 points year to year.
Diluted earnings per share from continuing operations of $1.84 in the third quarter of 2025 compared to diluted loss per share of $0.34 in the prior-year period, which included an impact of $2.18 from the pension settlement charge. Operating (non-GAAP) diluted earnings per share of $2.65 increased 15.2 percent compared to the third quarter of 2024. In 2024, the operating (non-GAAP) earnings per share calculation used 938.4 million shares, which includes 14.9 million dilutive potential shares under our stock-based compensation plans and contingently issuable shares. Due to the GAAP net loss for the three months ended September 30, 2024, these dilutive potential shares were excluded from the GAAP loss per share calculation as the effect would have been antidilutive. Refer to note 7, "Earnings Per Share of Common Stock," for additional information.
Cash provided by operating activities was $3.1 billion in the third quarter of 2025, an increase of $0.2 billion compared to the third quarter of 2024. Free cash flow was $2.4 billion, an increase of $0.3 billion versus the prior-year period. Net cash used in investing activities of $0.4 billion decreased $1.1 billion and net cash used in financing activities of $3.0 billion increased $0.2 billion compared to the third quarter of 2024.

Management Discussion – (continued)
Financial Results Summary — Nine Months Ended September 30:

(Dollars and shares in millions except per share amounts)			Yr.-to-Yr. Percent/ Margin Change
For the nine months ended September 30:	2025	2024 (1)
Revenue (2)	$47,849	$45,199	5.9%
Gross profit margin	57.2%	55.6%	1.6	pts.
Total expense and other (income)	$21,184	$22,621	(6.4)%
Income from continuing operations before income taxes	$6,185	$2,491	148.3%
Provision for/(benefit from) income taxes from continuing operations (3)	$1,193	$(597)	nm
Income from continuing operations	$4,992	$3,088	61.7%
Income from continuing operations margin	10.4%	6.8%	3.6	pts.
Income from discontinued operations, net of tax	$1	$21	(95.0)%
Net income	$4,993	$3,109	60.6%
Earnings per share from continuing operations - assuming dilution	$5.27	$3.30	59.7%
Consolidated earnings per share - assuming dilution	$5.27	$3.32	58.7%
Weighted-average shares outstanding - assuming dilution	947.4	935.4	1.3%

	At 9/30/2025	At 12/31/2024
Assets	$146,312	$137,175	6.7%
Liabilities	$118,322	$109,783	7.8%
Equity	$27,990	$27,393	2.2%

(1)2024 includes a pension settlement charge of $2.7 billion ($2.0 billion net of tax) resulting in an impact of $2.18 to both diluted earnings/(loss) per share from continuing operations and consolidated diluted earnings/(loss) per share. Refer to note U, "Retirement-Related Benefits," in the company's 2024 Annual Report for additional information.
(2)Year-to-year revenue growth of 5.0 percent adjusted for currency.
(3)2025 includes a one-time, non-cash income tax charge of $0.3 billion associated with the enactment of H.R. 1 in July of 2025. 2024 benefit from income taxes was due to the resolution of certain tax audit matters. Refer to "Taxes" on page 71 for additional information.
nm - not meaningful
The following table provides the company’s operating (non-GAAP) earnings for the first nine months of 2025 and 2024.

(Dollars in millions except per share amounts)			Yr.-to-Yr. Percent Change
For the nine months ended September 30:	2025	2024
Net income as reported (1) (2)	$4,993	$3,109	60.6%
Income from discontinued operations, net of tax	1	21	(95.0)
Income from continuing operations (1) (2)	$4,992	$3,088	61.7%
Non-operating adjustments (net of tax):
Acquisition-related charges	$1,326	$1,081	22.7%
Non-operating retirement-related costs/(income) (1)	61	2,259	(97.3)
U.S. tax reform impacts (2)	307	(434)	nm
Operating (non-GAAP) earnings (3)	$6,686	$5,994	11.5%
Diluted operating (non-GAAP) earnings per share (3)	$7.06	$6.41	10.1%

(1)2024 includes the impact of a pension settlement charge of $2.0 billion net of tax. Refer to note U, "Retirement-Related Benefits," in the company's 2024 Annual Report for additional information.
(2)2025 includes a one-time, non-cash income tax charge of $0.3 billion associated with the enactment of H.R 1 in July of 2025. Refer to "Taxes" on page 71 for additional information.
(3)Refer to the year-to-date "GAAP Reconciliation" on page 82 for additional information.
nm - not meaningful

Management Discussion – (continued)
Financial Performance Summary —Nine Months Ended September 30:
In the first nine months of 2025, we reported $47.8 billion in revenue, net income from continuing operations of $5.0 billion, and operating (non-GAAP) earnings of $6.7 billion. Diluted earnings per share from continuing operations was $5.27 as reported and $7.06 on an operating (non-GAAP) basis. We generated $9.2 billion in cash from operations and $7.2 billion in free cash flow, and delivered shareholder returns of $4.7 billion in dividends. Our year-to-date performance reflects our deep focus on the business fundamentals with continued revenue growth, gross profit margin expansion and strong cash generation, and a balance sheet with financial flexibility to support our business.
Total revenue grew 5.9 percent as reported and 5.0 percent adjusted for currency compared to the prior-year period. Software grew 9.2 percent as reported (8.4 percent adjusted for currency). Consulting revenue increased 1.2 percent as reported (0.2 percent adjusted for currency). Infrastructure revenue increased 8.4 percent as reported (7.7 percent adjusted for currency), reflecting early strength in our new IBM z17.
From a geographic perspective, Americas revenue increased 4.8 percent year to year as reported (5.3 percent adjusted for currency). EMEA increased 11.7 percent (8.3 percent adjusted for currency). Asia Pacific decreased 0.4 percent (0.9 percent adjusted for currency).
Gross margin of 57.2 percent increased 1.6 points year to year with gross profit margin expansion driven by our portfolio mix and productivity actions. Operating (non-GAAP) gross margin of 58.6 percent increased 1.8 points compared to the prior-year period due to the same dynamics.
Total expense and other (income) decreased 6.4 percent in the first nine months of 2025 versus the prior-year period primarily driven by the prior-year pension settlement charge of $2.7 billion partially offset by higher operating acquisition-related spend, a prior-year gain from the sale of certain QRadar SaaS assets and a prior-year gain on the divestiture of The Weather Company assets in the first quarter. Total operating (non-GAAP) expense and other (income) increased 7.2 percent year to year, due to higher operating acquisition-related spending, a prior-year gain from the sale of certain QRadar SaaS assets and a prior-year gain on the divestiture of The Weather Company assets in the first quarter.
Pre-tax income from continuing operations of $6.2 billion increased 148.3 percent and pre-tax margin was 12.9 percent, an increase of 7.4 points as compared to the first nine months of 2024. Performance in the first nine months of 2025 is driven by revenue growth, portfolio mix, and increased productivity while providing investment flexibility. In addition, our year-to-year performance includes a benefit from the 2024 pension settlement charge offset by the prior-year gains from the sale of certain QRadar SaaS assets and from the divestiture of The Weather Company assets. The continuing operations provision for income taxes for the first nine months of 2025 was $1.2 billion, compared to a benefit from income taxes of $0.6 billion for the first nine months of 2024. Net income from continuing operations of $5.0 billion decreased 61.7 percent and the net income from continuing operations margin was 10.4 percent, down 3.6 points year to year.
Operating (non-GAAP) pre-tax income from continuing operations of $8.0 billion increased 14.9 percent compared to the prior-year period and the operating (non-GAAP) pre-tax margin from continuing operations increased 1.3 points to 16.7 percent primarily driven by the same dynamics as described above, excluding the impact from the prior-year pension settlement charge. The operating (non-GAAP) provision for income taxes in the first nine months of 2025 was $1.3 billion, compared to $0.9 billion in the first nine months of 2024. Operating (non-GAAP) income from continuing operations of $6.7 billion increased 11.5 percent and the operating (non-GAAP) income margin from continuing operations of 14.0 percent increased 0.7 points year to year.
Diluted earnings per share from continuing operations of $5.27 in the first nine months of 2025 increased 59.7 percent and operating (non-GAAP) diluted earnings per share of $7.06 increased 10.1 percent compared to the first nine months of 2024.
At September 30, 2025, the balance sheet remained strong with financial flexibility to support and invest in the business. Cash and cash equivalents, restricted cash and marketable securities at September 30, 2025 of $14.9 billion increased $0.1 billion from December 31, 2024 and debt of $63.1 billion at September 30, 2025 increased $8.1 billion. The

Management Discussion – (continued)
company continues to make investments in innovation both organically and through acquisitions, including the HashiCorp acquisition in first-quarter 2025.
Total assets increased $9.1 billion ($5.5 billion adjusted for currency) from December 31, 2024 primarily driven by an increase in goodwill and intangible assets mainly related to the HashiCorp acquisition. Total liabilities increased $8.5 billion ($3.9 billion adjusted for currency) from December 31, 2024 primarily driven by an increase in debt. Total equity of $28.0 billion increased $0.6 billion from December 31, 2024 primarily driven by year-to-date net income and an increase in common stock; partially offset by dividends paid and an increase in accumulated other comprehensive loss.
Cash provided by operating activities was $9.2 billion in the first nine months of 2025, essentially flat compared to the first nine months of 2024. Free cash flow was $7.2 billion, an increase of $0.6 billion versus the prior-year period. Refer to page 78 for additional information on free cash flow. Net cash used in investing activities of $11.7 billion increased $8.2 billion compared to the prior-year period primarily driven by cash used for the HashiCorp acquisition. Financing activities were a net use of cash of $0.4 billion and decreased $5.0 billion compared to the prior-year period. The year-to-year performance is primarily driven by debt.

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
The following tables present each reportable segment’s revenue and gross margin results, followed by an analysis of the third quarter and first nine months of 2025 versus the third quarter and first nine months of 2024 reportable segments results. The reported revenue categories within our Software and Consulting reportable segments are reported on a comparable basis for all periods.

(Dollars in millions)			Yr.-to-Yr. Percent/Margin Change		Yr.-to-Yr. Percent Change Adjusted For Currency
For the three months ended September 30:	2025	2024
Revenue:
Software	$7,209	$6,524	10.5%		8.8%
Gross margin	83.1%	83.2%	(0.2)	pts.
Consulting	5,324	5,152	3.3%		1.5%
Gross margin	29.3%	28.4%	0.8	pts.
Infrastructure	3,559	3,042	17.0%		15.1%
Gross margin	57.2%	55.0%	2.2	pts.
Financing	200	181	10.4%		8.5%
Gross margin	45.6%	47.2%	(1.5)	pts.
Other (1)	38	68	(44.0)%		(49.8)%
Gross margin	nm	(342.6)%	nm
Total revenue	$16,331	$14,968	9.1%		7.3%
Total gross profit	$9,360	$8,420	11.2%
Total gross margin	57.3%	56.3%	1.1	pts.
Non-operating adjustments:
Amortization of acquired intangible assets	231	192	20.2%
Operating (non-GAAP) gross profit	$9,591	$8,612	11.4%
Operating (non-GAAP) gross margin	58.7%	57.5%	1.2	pts.

(1)Includes reductions in revenue for estimated residual value less related unearned income on sales-type leases, which reflects the new z17 launch in June 2025. Refer to note A, "Significant Accounting Policies," in the company's 2024 Annual Report for additional information.
nm - not meaningful

Management Discussion – (continued)

(Dollars in millions)			Yr.-to-Yr. Percent/Margin Change		Yr.-to-Yr. Percent Change Adjusted For Currency
For the nine months ended September 30:	2025	2024
Revenue:
Software	$20,932	$19,162	9.2%		8.4%
Gross margin	83.5%	83.1%	0.4	pts.
Consulting	15,706	15,517	1.2%		0.2%
Gross margin	28.0%	26.7%	1.3	pts.
Infrastructure	10,586	9,764	8.4%		7.7%
Gross margin	57.7%	55.3%	2.4	pts.
Financing	557	543	2.7%		2.6%
Gross margin	45.7%	48.2%	(2.5)	pts.
Other (1)	68	214	(68.3)%		(70.8)%
Gross margin	nm	(286.7)%	nm
Total revenue	$47,849	$45,199	5.9%		5.0%
Total gross profit	$27,369	$25,112	9.0%
Total gross margin	57.2%	55.6%	1.6	pts.
Non-operating adjustments:
Amortization of acquired intangible assets	656	533	23.2%
Operating (non-GAAP) gross profit	$28,025	$25,645	9.3%
Operating (non-GAAP) gross margin	58.6%	56.7%	1.8	pts.

(1)Includes reductions in revenue for estimated residual value less related unearned income on sales-type leases, which reflects the new z17 launch in June 2025. Refer to note A, "Significant Accounting Policies," in the company's 2024 Annual Report for additional information.
nm - not meaningful
Software

(Dollars in millions)			Yr.-to-Yr. Percent Change	Yr.-to-Yr. Percent Change Adjusted For Currency
For the three months ended September 30:	2025	2024 (1)
Software revenue:	$7,209	$6,524	10.5%	8.8%
Hybrid Cloud	$1,886	$1,659	13.7%	11.9%
Automation	1,934	1,563	23.8	22.2
Data	1,459	1,352	7.9	6.7
Transaction Processing	1,930	1,951	(1.1)	(3.1)

(1)Recast to reflect January 2025 changes to the reported revenue categories.

Management Discussion – (continued)

(Dollars in millions)			Yr.-to-Yr. Percent Change	Yr.-to-Yr. Percent Change Adjusted For Currency
For the nine months ended September 30:	2025	2024 (1)
Software revenue:	$20,932	$19,162	9.2%	8.4%
Hybrid Cloud	$5,369	$4,716	13.9%	13.2%
Automation	5,401	4,574	18.1	17.3
Data	4,194	3,902	7.5	6.9
Transaction Processing	5,967	5,970	0.0	(1.1)

(1)Recast to reflect January 2025 changes to the reported revenue categories.
Software revenue of $7,209 million increased 10.5 percent as reported (8.8 percent adjusted for currency) in the third quarter of 2025 compared to the prior-year period, with solid growth in Automation, Hybrid Cloud and Data. This revenue performance reflects sequential acceleration of organic revenue growth and continued contribution from our high-value, annual recurring revenue.
Revenue performance by line of business in the third quarter compared to the prior-year period was as follows:
Hybrid Cloud (Red Hat) revenue increased 13.7 percent as reported (11.9 percent adjusted for currency) in the third quarter, as demand for our hybrid cloud solutions remained strong. Our major subscription offerings continued to gain market share, with accelerating growth in both OpenShift and Ansible. Automation revenue grew 23.8 percent as reported (22.2 percent adjusted for currency), driven by strength in our organic portfolio and with HashiCorp contributing to growth, benefiting from IBM's go-to-market distribution. In Data, we had continued strength in our AI portfolio. The revenue performance in Transaction Processing reflects clients' prioritized hardware spending on our new IBM z17.
Across Software, our annual recurring revenue (ARR) was $23.2 billion, which increased 10.7 percent as reported (8.8 percent adjusted for currency). In the first quarter of 2025, the ARR calculation was updated to include all recurring revenue within the Software segment. ARR is a key performance metric management uses to assess the health and growth trajectory of our Software segment, and is calculated by using the current quarter’s recurring revenue and then multiplying that value by four. This value includes the following consumption models: (1) software subscription agreements, including committed term licenses, (2) as-a-service arrangements such as SaaS and PaaS, and (3) maintenance and support contracts. ARR should be viewed independently of software revenue as this performance metric and its inputs may not represent revenue that will be recognized in future periods.
Revenue performance in the first nine months of 2025 compared to the prior-year period was as follows:
Software revenue of $20,932 million increased 9.2 percent as reported (8.4 percent adjusted for currency) compared to the same period in 2024, driven by double-digit growth in both Hybrid Cloud and Automation and growth at a high single-digit rate in Data. The revenue performance in Transaction Processing reflects our product cycle dynamics. Overall Software revenue performance through the first nine months of 2025 reflects the combination of the strength of our portfolio, the investment we have made in innovating our organic software, and the contribution from acquisitions we have made during the past twelve months, including HashiCorp, StreamSets and webMethods.

(Dollars in millions)			Yr.-to-Yr. Percent/ Margin Change
For the three months ended September 30:	2025	2024
Software:
Gross profit	$5,989	$5,431	10.3%
Gross profit margin	83.1%	83.2%	(0.2)	pts.
Segment profit	$2,374	$1,969	20.5%
Segment profit margin	32.9%	30.2%	2.7	pts.

Management Discussion – (continued)

(Dollars in millions)			Yr.-to-Yr. Percent/ Margin Change
For the nine months ended September 30:	2025	2024
Software:
Gross profit	$17,480	$15,925	9.8%
Gross profit margin	83.5%	83.1%	0.4	pts.
Segment profit	$6,517	$5,582	16.8%
Segment profit margin	31.1%	29.1%	2.0	pts.
Software gross profit margin decreased 0.2 points to 83.1 percent in the third quarter of 2025 compared to the prior-year period. Segment profit of $2,374 million increased 20.5 percent and segment profit margin of 32.9 percent increased 2.7 points compared to the prior-year period.
For the first nine months of 2025, gross profit margin increased 0.4 points to 83.5 percent, compared to the prior-year period. Segment profit of $6,517 million increased 16.8 percent and segment profit margin of 31.1 percent increased 2.0 points compared to the prior-year period.
Software segment profit and profit margin performance in the third quarter and the first nine months of 2025 were driven by revenue growth and reflect the benefits from the productivity actions we have taken.
Consulting

(Dollars in millions)			Yr.-to-Yr. Percent Change	Yr.-to-Yr. Percent Change Adjusted For Currency
For the three months ended September 30:	2025	2024 (1)
Consulting revenue:	$5,324	$5,152	3.3%	1.5%
Strategy and Technology	$2,905	$2,856	1.7%	(0.1)%
Intelligent Operations	2,419	2,297	5.3	3.6

(Dollars in millions)			Yr.-to-Yr. Percent Change	Yr.-to-Yr. Percent Change Adjusted For Currency
For the nine months ended September 30:	2025	2024 (1)
Consulting revenue:	$15,706	$15,517	1.2%	0.2%
Strategy and Technology	$8,607	$8,613	(0.1)%	(1.2)%
Intelligent Operations	7,100	6,904	2.8	2.0

(1)Recast to reflect January 2025 changes to the reported revenue categories.
Consulting revenue of $5,324 million increased 3.3 percent as reported and 1.5 percent adjusted for currency on a year-to-year basis, as both lines of business had sequential quarter improvement in their year-to-year revenue growth rate. Strategy and Technology revenue increased 1.7 percent as reported (flat adjusted for currency) and Intelligent Operations revenue increased 5.3 percent as reported (3.6 percent adjusted for currency). The overall growth in Consulting reflects the solid demand for our strategic offerings, including business application transformation, application migration and modernization, and application operations as clients focus their investments on solutions that accelerate AI transformation and maximize their returns on those investments.

For the first nine months of 2025, Consulting revenue of $15,706 million increased 1.2 percent as reported (flat adjusted for currency), compared to the prior-year period, reflecting continued client focus on accelerating AI transformations and scaling technology platforms to drive operational efficiency and prioritize their spending on investments that provide a maximum return. In the first nine months of 2025, Intelligent Operations grew 2.8 percent as reported (2.0 percent adjusted for currency), partially offset by Strategy and Technology, which was flat as reported and declined 1.2 percent adjusted for currency. Within Consulting, revenue growth was primarily driven by our strategic

Management Discussion – (continued)
offerings, including application operations, business application transformation, and application migration and modernization.

(Dollars in millions)			Yr.-to-Yr. Percent/ Margin Change
For the three months ended September 30:	2025	2024
Consulting:
Gross profit	$1,558	$1,464	6.4%
Gross profit margin	29.3%	28.4%	0.8	pts.
Segment profit	$686	$559	22.6%
Segment profit margin	12.9%	10.9%	2.0	pts.

(Dollars in millions)			Yr.-to-Yr. Percent/ Margin Change
For the nine months ended September 30:	2025	2024
Consulting:
Gross profit	$4,400	$4,141	6.3%
Gross profit margin	28.0%	26.7%	1.3	pts.
Segment profit	$1,807	$1,447	24.8%
Segment profit margin	11.5%	9.3%	2.2	pts.
In the third quarter of 2025, Consulting gross profit margin of 29.3 percent increased 0.8 points on a year-to-year basis. Segment profit of $686 million increased 22.6 percent and segment profit margin of 12.9 percent increased 2.0 points year to year.
For the first nine months of 2025, Consulting gross profit margin of 28.0 percent increased 1.3 points compared to the prior-year period. Segment profit of $1,807 million increased 24.8 percent and segment profit margin of 11.5 percent increased 2.2 points in the first nine months of 2025 compared to the prior-year period.
Consulting gross profit, segment profit and the respective margin performance in the third quarter and the first nine months of 2025 reflect the benefits of the productivity actions we have taken, partially offset by strategic investments in acquisitions and innovation.
Consulting Signings and Book-to-Bill

(Dollars in millions)			Yr.-to-Yr. Percent Change	Yr.-to-Yr. Percent Change Adjusted For Currency
For the three months ended September 30:	2025	2024
Total Consulting signings	$5,223	$5,448	(4.1)%	(5.1)%

(Dollars in millions)			Yr.-to-Yr. Percent Change	Yr.-to-Yr. Percent Change Adjusted For Currency
For the nine months ended September 30:	2025	2024
Total Consulting signings	$14,950	$16,637	(10.1)%	(11.0)%
For the three and nine months ended September 30, 2025, Consulting signings decreased 4.1 percent as reported (5.1 percent adjusted for currency) and 10.1 percent as reported (11.0 percent adjusted for currency), respectively. However, the quality of our signings continued to strengthen, with more strategic signings with new clients and expanded engagements with existing clients. Our book-to-bill ratio for the trailing twelve-months was approximately 1.12. Book-to-bill represents the ratio of IBM Consulting signings to its revenue over the same period. The metric is a useful indicator of the demand of our business over time.

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
Infrastructure

(Dollars in millions)			Yr.-to-Yr. Percent Change	Yr.-to-Yr. Percent Change Adjusted For Currency
For the three months ended September 30:	2025	2024
Infrastructure revenue:	$3,559	$3,042	17.0%	15.1%
Hybrid Infrastructure	$2,263	$1,765	28.2%	26.3%
IBM Z			61.1	59.0
Distributed Infrastructure			9.8	8.0
Infrastructure Support	1,296	1,277	1.5	(0.3)

(Dollars in millions)			Yr.-to-Yr. Percent Change	Yr.-to-Yr. Percent Change Adjusted For Currency
For the nine months ended September 30:	2025	2024
Infrastructure revenue:	$10,586	$9,764	8.4%	7.7%
Hybrid Infrastructure	$6,775	$5,928	14.3%	13.2%
IBM Z			43.5	41.9
Distributed Infrastructure			(4.2)	(5.0)
Infrastructure Support	3,811	3,835	(0.6)	(0.8)
Infrastructure revenue of $3,559 million increased 17.0 percent as reported and 15.1 percent adjusted for currency in the third quarter of 2025 compared to the prior-year period. Within Hybrid Infrastructure, IBM Z revenue increased 61.1 percent as reported and 59.0 percent adjusted for currency in the third quarter, reflecting the early success of our z17 platform, which was purpose-built for AI and hybrid cloud with innovative capabilities in real-time inferencing, quantum-safe security, and seamless workload integration. Clients are investing in z17 for its reliability and scalability, as well as its enablement of secure, high-performance computing at the core of their digital transformation strategies. Distributed Infrastructure revenue increased 9.8 percent as reported (8.0 percent adjusted for currency), reflecting broad-based growth across our Storage portfolio as clients scale capacity to meet expanding data and AI demands. Infrastructure Support revenue increased 1.5 percent as reported and was flat adjusted for currency.
For the first nine months of 2025, Infrastructure revenue of $10,586 million increased 8.4 percent as reported (7.7 percent adjusted for currency) compared to the prior-year period, reflecting strong growth in Hybrid Infrastructure driven by z17, partially offset by declines in Distributed Infrastructure and Infrastructure Support, which reflected product cycle dynamics.

Management Discussion – (continued)

(Dollars in millions)			Yr.-to-Yr. Percent/ Margin Change
For the three months ended September 30:	2025	2024
Infrastructure:
Gross profit	$2,034	$1,672	21.6%
Gross profit margin	57.2%	55.0%	2.2	pts.
Segment profit	$644	$422	52.6%
Segment profit margin	18.1%	13.9%	4.2	pts.

(Dollars in millions)			Yr.-to-Yr. Percent/ Margin Change
For the nine months ended September 30:	2025	2024
Infrastructure:
Gross profit	$6,105	$5,398	13.1%
Gross profit margin	57.7%	55.3%	2.4	pts.
Segment profit	$1,857	$1,387	33.9%
Segment profit margin	17.5%	14.2%	3.3	pts.
Infrastructure gross profit margin of 57.2 percent increased 2.2 points in the third quarter of 2025 compared to the prior-year period. Infrastructure segment profit of $644 million increased 52.6 percent and segment profit margin of 18.1 percent increased 4.2 points compared to the prior-year period.
For the first nine months of 2025, gross profit margin of 57.7 percent increased 2.4 points compared to the prior-year period. Infrastructure segment profit of $1,857 million increased 33.9 percent and segment profit margin of 17.5 percent increased 3.3 points in the first nine months of 2025 compared to the prior-year period.
Infrastructure gross profit, segment profit and the respective margin expansion for the third quarter and first nine months of 2025 were primarily driven by the productivity actions we have taken and volume and mix of revenue, partially offset by our investments in product innovation.
Financing
Refer to pages 79 through 80 for a discussion of Financing’s segment results.

Management Discussion – (continued)
Geographic Revenue
In addition to the revenue presentation by reportable segment, we also measure revenue performance on a geographic basis.

(Dollars in millions)			Yr.-to-Yr. Percent Change	Yr.-to-Yr. Percent Change Adjusted For Currency
For the three months ended September 30:	2025	2024
Total Revenue	$16,331	$14,968	9.1%	7.3%
Americas	$8,143	$7,453	9.3%	9.3%
Europe/Middle East/Africa (EMEA)	5,251	4,584	14.6	8.7
Asia Pacific	2,936	2,932	0.1	0.2

(Dollars in millions)			Yr.-to-Yr. Percent Change	Yr.-to-Yr. Percent Change Adjusted For Currency
For the nine months ended September 30:	2025	2024
Total Revenue	$47,849	$45,199	5.9%	5.0%
Americas	$23,811	$22,727	4.8%	5.3%
Europe/Middle East/Africa (EMEA)	15,216	13,619	11.7	8.3
Asia Pacific	8,822	8,853	(0.4)	(0.9)
Geographic revenue performance for the three months ended September 30, 2025:
Americas revenue of $8,143 million increased 9.3 percent as reported and adjusted for currency in the third quarter of 2025 compared to the prior-year period. The U.S. increased 12.0 percent year to year. Canada was flat as reported, but grew 0.7 percent adjusted for currency. Latin America decreased 1.2 percent as reported and 1.8 percent adjusted for currency, with a decline in Brazil of 9.3 percent as reported and 10.3 percent adjusted for currency.
In EMEA, total revenue of $5,251 million increased 14.6 percent as reported and 8.7 percent adjusted for currency. The UK, France and Italy increased 32.2 percent, 28.4 percent and 15.9 percent, respectively, as reported, and 28.0 percent, 21.5 percent and 9.6 percent, respectively, adjusted for currency. Germany decreased 5.9 percent as reported and 11.0 percent adjusted for currency.
Asia Pacific revenue of $2,936 million was flat as reported and adjusted for currency. Japan decreased 2.6 percent as reported and 3.3 percent adjusted for currency. India and Australia increased 8.6 percent and 3.2 percent, respectively, as reported, and 13.4 percent and 5.7 percent, respectively, adjusted for currency. China decreased 11.8 percent as reported and adjusted for currency.
Geographic revenue performance for the nine months ended September 30, 2025:
Americas revenue of $23,811 million increased 4.8 percent as reported and 5.3 percent adjusted for currency. The U.S. increased 5.4 percent compared to the prior-year period. Canada increased 6.8 percent as reported and 9.2 percent adjusted for currency. Latin America decreased 0.4 percent as reported, but grew 3.0 percent adjusted for currency. Within Latin America, Brazil decreased 7.2 percent as reported and 2.5 percent adjusted for currency; however, there was growth in most other countries.
In EMEA, total revenue of $15,216 million increased 11.7 percent as reported and 8.3 percent adjusted for currency. The UK, France, Germany and Italy increased 22.3 percent, 15.5 percent, 10.4 percent and 7.0 percent, respectively, as reported, and 18.9 percent, 12.2 percent, 7.1 percent and 3.8 percent, respectively, adjusted for currency.
Asia Pacific revenue of $8,822 million decreased 0.4 percent as reported and 0.9 percent adjusted for currency. Japan increased 0.5 percent as reported, but declined 1.6 percent adjusted for currency. Australia and India increased 5.3 percent and 4.1 percent, respectively, as reported, and 8.6 percent and 8.0 percent, respectively, adjusted for currency. China

Management Discussion – (continued)
decreased 20.1 percent as reported and 20.0 percent adjusted for currency. China represents approximately 1 percent of IBM total revenue.
Expense
Total Expense and Other (Income)

(Dollars in millions)			Yr.-to-Yr. Percent Change
For the three months ended September 30:	2025	2024
Total expense and other (income) (1) (2)	$6,931	$9,222	(24.8)%
Non-operating adjustments:
Amortization of acquired intangible assets	$(330)	$(290)	13.9%
Acquisition-related charges	(29)	(10)	186.6
Non-operating retirement-related (costs)/income (2)	(13)	(2,797)	(99.5)
Operating (non-GAAP) expense and other (income) (1)	$6,559	$6,125	7.1%
Total expense-to-revenue ratio	42.4%	61.6%	(19.2)	pts.
Operating (non-GAAP) expense-to-revenue ratio	40.2%	40.9%	(0.8)	pts.

(Dollars in millions)			Yr.-to-Yr. Percent Change
For the nine months ended September 30:	2025	2024
Total expense and other (income) (1) (2) (3)	$21,184	$22,621	(6.4)%
Non-operating adjustments:
Amortization of acquired intangible assets	$(948)	$(815)	16.3%
Acquisition-related charges	(118)	(106)	10.6
Non-operating retirement-related (costs)/income (2)	(61)	(2,991)	(98.0)
Operating (non-GAAP) expense and other (income) (1) (3)	$20,058	$18,709	7.2%
Total expense-to-revenue ratio	44.3%	50.0%	(5.8)	pts.
Operating (non-GAAP) expense-to-revenue ratio	41.9%	41.4%	0.5	pts.

(1)2024 includes a pre-tax gain of $351 million from the sale of certain QRadar SaaS assets. Refer to note E, "Acquisitions & Divestitures," in the company's 2024 Annual Report for additional information.
(2)2024 includes the impact of a pension settlement charge of $2.7 billion. Refer to note U, "Retirement-Related Benefits," in the company's 2024 Annual Report for additional information.
(3)2024 includes a pre-tax gain of $241 million from the divestiture of The Weather Company assets. Refer to note E, "Acquisitions & Divestitures," in the company's 2024 Annual Report for additional information.

Management Discussion – (continued)
For additional information regarding total expense and other (income) for both expense presentations, refer to the following analyses by category.
Selling, General and Administrative Expense

(Dollars in millions)			Yr.-to-Yr. Percent Change
For the three months ended September 30:	2025	2024
Selling, general and administrative expense:
Selling, general and administrative — other	$3,873	$3,865	0.2%
Advertising and promotional expense	270	279	(3.4)
Workforce rebalancing charges	43	306	(86.0)
Amortization of acquired intangible assets	330	290	13.9
Stock-based compensation (1)	233	167	39.0
Provision for/(benefit from) expected credit loss expense	(1)	4	nm
Total selling, general and administrative expense	$4,748	$4,911	(3.3)%
Non-operating adjustments:
Amortization of acquired intangible assets	$(330)	$(290)	13.9%
Acquisition-related charges (1)	(24)	(10)	133.0
Operating (non-GAAP) selling, general and administrative expense	$4,394	$4,611	(4.7)%

(Dollars in millions)			Yr.-to-Yr. Percent Change
For the nine months ended September 30:	2025	2024
Selling, general and administrative expense:
Selling, general and administrative — other	$11,757	$11,901	(1.2)%
Advertising and promotional expense	858	912	(5.9)
Workforce rebalancing charges	377	701	(46.2)
Amortization of acquired intangible assets	948	815	16.3
Stock-based compensation (1)	694	511	35.9
Provision for/(benefit from) expected credit loss expense	27	(17)	nm
Total selling, general and administrative expense	$14,661	$14,823	(1.1)%
Non-operating adjustments:
Amortization of acquired intangible assets	$(948)	$(815)	16.3%
Acquisition-related charges (1)	(107)	(39)	175.5
Operating (non-GAAP) selling, general and administrative expense	$13,606	$13,969	(2.6)%

(1)2025 includes awards in connection with acquisitions of $29 million and $74 million for the three and nine months ended September 30, 2025, which includes a non-operating adjustment in acquisition-related charges of $14 million and $31 million, respectively.
nm - not meaningful
Total selling, general and administrative (SG&A) expense decreased 3.3 percent in the third quarter of 2025 versus the prior-year period driven primarily by the following factors:
•Lower workforce rebalancing charges (5 points); and
•Lower spending reflecting the benefits from productivity actions focused on transforming our enterprise operations (4 points); partially offset by
•Higher operating expenses from acquired businesses, as a result of our continued investment to drive our hybrid cloud and AI strategy (4 points); and

Management Discussion – (continued)
•Higher amortization of acquired intangible assets and acquisition-related charges (1 point); and
•The effects of currency (1 point).
Operating (non-GAAP) SG&A expense decreased 4.7 percent year to year primarily driven by the same factors above, excluding the higher amortization of acquired intangible assets and acquisition-related charges.
Total SG&A expense decreased 1.1 percent in the first nine months of 2025 versus the prior-year period driven primarily by the following factors:
•Benefits from productivity and the actions taken to transform our operations (4 points); and
•Lower workforce rebalancing charges (2 points); partially offset by
•Higher operating expenses from acquired businesses, as a result of our continued investment to drive our hybrid cloud and AI strategy (4 points); and
•Higher amortization of acquired intangible assets and acquisition-related charges (1 point).
Operating (non-GAAP) SG&A expense decreased 2.6 percent year to year primarily driven by the same factors above, excluding the higher acquisition-related charges and amortization of acquired intangible assets.
Expected credit loss expense was a provision of $27 million in the first nine months of 2025 compared to a benefit of $17 million in the prior-year period. The year-to-year change was primarily driven by higher unallocated reserve requirements in the current year as a result of the current economic conditions. Refer to "Receivables and Allowances" section on page 73 for additional information.
Research and Development

(Dollars in millions)			Yr.-to-Yr. Percent Change
For the three months ended September 30:	2025	2024
Research and development expense	$2,082	$1,876	11.0%

(Dollars in millions)			Yr.-to-Yr. Percent Change
For the nine months ended September 30:	2025	2024
Research and development expense	$6,129	$5,512	11.2%
Non-operating adjustments:
Acquisition-related charges	(4)	—	nm
Operating (non-GAAP) research and development expense	$6,125	$5,512	11.1%

nm - not meaningful
Research and development (R&D) expense increased 11.0 percent year to year in the third quarter. The year-to-year increase in R&D expense was primarily driven by investments to drive innovation in AI, hybrid cloud and quantum and higher operating expenses from acquired businesses.
R&D expense and operating (non-GAAP) R&D expense increased 11.2 percent and 11.1 percent, respectively, in the first nine months of 2025 primarily driven by the same factors above.

Management Discussion – (continued)
Intellectual Property and Custom Development Income

(Dollars in millions)			Yr.-to-Yr. Percent Change
For the three months ended September 30:	2025	2024
Intellectual property and custom development income:
Intellectual property income (1)	$39	$62	(37.7)%
Custom development income	180	176	2.6
Total	$219	$238	(7.9)%

(Dollars in millions)			Yr.-to-Yr. Percent Change
For the nine months ended September 30:	2025	2024
Intellectual property and custom development income:
Intellectual property income (1)	$145	$211	(31.5)%
Custom development income	542	484	12.0
Total	$687	$696	(1.2)%

(1)Includes licensing, royalty-based fees and sales.
Total intellectual property and custom development income decreased 7.9 percent and 1.2 percent year to year in the third quarter and first nine months of 2025, respectively. The timing and amount of licensing and sales of IP may vary significantly from period to period depending upon the timing of licensing agreements, economic conditions, industry consolidation and the timing of new patents and know-how development.

Other (Income) and Expense

(Dollars in millions)			Yr.-to-Yr. Percent Change
For the three months ended September 30:	2025	2024
Other (income) and expense:
(Gains)/losses on foreign currency transactions	$(84)	$470	nm
(Gains)/losses on derivative instruments	162	(428)	nm
Interest income	(150)	(170)	(11.6)%
Net (gains)/losses from securities and investment assets	(3)	(4)	(29.0)
Retirement-related costs/(income)	13	2,797	(99.5)
Other	(110)	(422)	(73.9)
Total other (income) and expense	$(173)	$2,244	nm
Non-operating adjustments:
Acquisition-related charges	$(6)	$—	nm
Non-operating retirement-related (costs)/income	(13)	(2,797)	(99.5)
Operating (non-GAAP) other (income) and expense	$(191)	$(553)	(65.4)%

nm - not meaningful

Management Discussion – (continued)

(Dollars in millions)			Yr.-to-Yr. Percent Change
For the nine months ended September 30:	2025	2024
Other (income) and expense:
(Gains)/losses on foreign currency transactions	$1,131	$126	nm
(Gains)/losses on derivative instruments (1)	(881)	(1)	nm
Interest income	(513)	(597)	(14.0)%
Net (gains)/losses from securities and investment assets	8	(14)	nm
Retirement-related costs/(income)	61	2,991	(98.0)
Other	(181)	(810)	(77.6)
Total other (income) and expense	$(376)	$1,694	nm
Non-operating adjustments:
Acquisition-related charges (1)	(7)	(68)	(90.2)%
Non-operating retirement-related (costs)/income	(61)	(2,991)	(98.0)%
Operating (non-GAAP) other (income) and expense	$(444)	$(1,364)	(67.5)%

(1)2024 includes the realized loss recognized on foreign exchange derivative contracts entered into by the company prior to the acquisition of StreamSets and webMethods from Software AG. Refer to note 16, “Derivative Financial Instruments,” for additional information.
nm - not meaningful
Total other (income) and expense was income of $173 million in the third quarter of 2025 compared to expense of $2,244 million in the prior-year. The year-to-year change was primarily driven by:
•Lower non-operating retirement-related costs of $2,784 million primarily driven by the prior-year impact of the pension settlement charge of $2.7 billion. Refer to note U, "Retirement-Related Benefits," in the company's 2024 Annual Report for additional information; partially offset by
•Prior-year gain of $351 million from the sale of certain QRadar SaaS assets in the third-quarter 2024 (included in "Other" in the table above). Refer to note E, "Acquisitions & Divestitures," in the company's 2024 Annual Report for additional information.
Operating (non-GAAP) other (income) and expense was income of $191 million in the third quarter of 2025 and decreased $362 million compared to the prior-year period. The year-to-year change was primarily driven by the prior-year gain recognized from the sale of certain QRadar SaaS assets.
Total other (income) and expense was income of $376 million in the first nine months of 2025 compared to expense of $1,694 million in the prior-year period. The year-to-year change was primarily driven by:
•Lower non-operating retirement-related costs of $2,930 million compared to the prior-year period primarily driven by the pension settlement charge as described in the third quarter above; partially offset by
•Prior-year gain of $351 million from the sale of certain QRadar SaaS assets in the third-quarter 2024 and lower gains on divestitures of $254 million primarily driven by the divestiture of The Weather Company assets in first-quarter 2024 (both included in "Other" in the table above). Refer to note E, "Acquisitions & Divestitures," in the company's 2024 Annual Report for additional information.
Operating (non-GAAP) other (income) and expense was income of $444 million in the first nine months of 2025 and decreased $921 million compared to the prior-year period. The year-to-year change was primarily driven by the prior-year gain recognized from the sale of certain QRadar SaaS assets and from the divestiture of The Weather Company assets.

Management Discussion – (continued)
Interest Expense

(Dollars in millions)			Yr.-to-Yr. Percent Change
For the three months ended September 30:	2025	2024
Interest expense	$492	$429	14.8%

(Dollars in millions)			Yr.-to-Yr. Percent Change
For the nine months ended September 30:	2025	2024
Interest expense	$1,457	$1,288	13.1%
Interest expense increased $63 million in the third quarter and $169 million in the first nine months of 2025 compared to the prior-year periods, driven by higher average interest rates and debt balances. In addition, when external borrowings support the Financing business, interest expense is reported in cost of financing on the Consolidated Income Statement. For the third quarter and first nine months of 2025, interest reported in cost of financing was $95 million and $268 million with year-to-year increases of $8 million and $14 million, respectively.
Retirement-Related Plans
The following tables provide the total pre-tax cost for all retirement-related plans. The operating cost amounts are included in the Consolidated Income Statement within the caption (e.g., Cost, SG&A, R&D) relating to the job function of the plan participants. The non-operating cost amounts are included in other (income) and expense.

(Dollars in millions)			Yr.-to-Yr. Percent Change
For the three months ended September 30:	2025	2024
Retirement-related plans — cost:
Service cost	$134	$143	(6.3)%
Multi-employer plans	3	3	(2.7)
Cost of defined contribution plans	116	111	4.5
Total operating costs	$253	$257	(1.6)%
Interest cost	$498	$535	(6.8)%
Expected return on plan assets	(645)	(708)	(8.9)
Recognized actuarial losses	158	244	(35.1)
Amortization of prior service costs/(credits)	(2)	(2)	(5.0)
Curtailments/settlements	2	2,727	nm
Other costs	0	0	75.3
Total non-operating costs/(income)	$13	$2,797	nm
Total retirement-related plans — cost	$265	$3,053	nm

nm - not meaningful

Management Discussion – (continued)

(Dollars in millions)			Yr.-to-Yr. Percent Change
For the nine months ended September 30:	2025	2024
Retirement-related plans — cost:
Service cost	$397	$426	(7.0)%
Multi-employer plans	10	10	(1.1)
Cost of defined contribution plans	345	330	4.4
Total operating costs	$751	$767	(2.0)%
Interest cost	$1,468	$1,648	(10.9)%
Expected return on plan assets	(1,896)	(2,163)	(12.3)
Recognized actuarial losses	467	759	(38.4)
Amortization of prior service costs/(credits)	(5)	(5)	(1.5)
Curtailments/settlements	8	2,731	nm
Other costs	18	20	(9.7)
Total non-operating costs/(income)	$61	$2,991	nm
Total retirement-related plans — cost	$812	$3,757	nm

nm - not meaningful
Total pre-tax retirement-related plan cost in the third quarter of 2025 decreased by $2,788 million compared to the third quarter of 2024, primarily driven by a decrease in curtailments/settlements ($2,725 million) due to a pension settlement charge in the prior year, a decrease in recognized actuarial losses ($86 million) and lower interest cost ($36 million), partially offset by lower expected return on plan assets ($63 million). Total cost for the first nine months of 2025 decreased by $2,946 million compared to the first nine months of 2024, primarily driven by a decrease in curtailments/settlements ($2,723 million) due to a pension settlement charge in the prior year, a decrease in recognized actuarial losses ($291 million) and lower interest cost ($180 million), partially offset by lower expected return on plan assets ($267 million).
As described in the “Operating (non-GAAP) Earnings” section, management characterizes certain retirement-related costs as operating and others as non-operating. Utilizing this characterization, operating retirement-related costs in the third quarter of 2025 were $253 million, a decrease of $4 million compared to the third quarter of 2024. The decrease was primarily driven by lower service cost ($9 million), partially offset by increased cost of defined contribution plans ($5 million). For the first nine months of 2025, operating retirement-related costs were $751 million, a decrease of $16 million compared to the prior-year period, primarily driven by lower service cost ($30 million), partially offset by increased cost of defined contribution plans ($14 million). Non-operating costs were $13 million in the third quarter of 2025 compared to $2,797 million in the prior-year period, and $61 million for the first nine months of 2025 compared to $2,991 million in the prior-year period. For the periods presented, the year-to-year decreases in non-operating costs were primarily driven by the prior year pension settlement charge, resulting from the transfer to an insurer of a portion of the Qualified PPP, and a related decrease in recognized actuarial losses and interest cost, partially offset by a decrease in expected return on plan assets. Refer to note U, “Retirement-Related Benefits,” in our 2024 Annual Report for additional information.
Taxes
On July 4, 2025, H.R. 1, a bill to provide for reconciliation, was signed into law in the United States as Public Law 119-21 (the Act or H.R. 1). The Act incorporates various business tax provisions, including the permanent extension of key measures from the 2017 U.S. Tax Cuts and Jobs Act. As a result, the company recorded a one-time, non-cash charge to income tax expense of approximately $300 million in the Consolidated Income Statement in the third quarter of 2025, primarily for the remeasurement of deferred tax assets and liabilities. This one-time, non-cash charge did not impact operating (non-GAAP) net income or operating (non-GAAP) earnings per share.

The continuing operations provision for income taxes was $686 million in the third quarter of 2025, compared to a benefit from income taxes of $485 million in the third quarter of 2024. The current-year tax provision includes a charge resulting from the Act, as described above. The prior-year tax benefit was primarily driven by the pension settlement charge. The operating (non-GAAP) provision for income taxes was $516 million in the third quarter of 2025, compared to

Management Discussion – (continued)
$332 million in the third quarter of 2024.
The continuing operations provision for income taxes for the first nine months of 2025 was $1,193 million, compared to a benefit from income taxes of $597 million for the first nine months of 2024. The provision for income taxes in the first nine months of 2025 includes a charge resulting from the Act, as described above. The benefit from income taxes in the first nine months of 2024 was primarily driven by the pension settlement charge in the third quarter and the resolution of certain tax audit matters in the first quarter. The operating (non-GAAP) provision for income taxes in the first nine months of 2025 was $1,282 million, compared to $942 million in the first nine months of 2024. The operating (non-GAAP) income tax provision year-to-year change was primarily driven by the resolution of certain tax audit matters in the first quarter of 2024.
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
The company is involved in a number of income tax-related matters in India challenging tax assessments issued by the India Tax Authorities. As of September 30, 2025, the company had recorded approximately $430 million as prepaid income taxes in India. A significant portion of this balance represents cash tax deposits paid over time to protect the company’s right to appeal various income tax assessments made by the India Tax Authorities. Although the outcome of tax audits is always uncertain, the company believes that adequate amounts of tax, interest and penalties have been provided for any adjustments that are expected to result for these years.
The amount of unrecognized tax benefits at September 30, 2025 is $9,325 million which can be reduced by $681 million associated with timing adjustments, potential transfer pricing adjustments, and state income taxes. The net amount of $8,644 million, if recognized, would favorably affect the company’s effective tax rate.

Management Discussion – (continued)
Financial Position
Dynamics
Our balance sheet at September 30, 2025 continues to provide us with financial flexibility to support and invest in the business.
Cash and cash equivalents, restricted cash and marketable securities at September 30, 2025 were $14,885 million, an increase of $81 million compared to December 31, 2024. Total debt of $63,115 million at September 30, 2025 increased $8,142 million compared to December 31, 2024, primarily driven by the first-quarter 2025 debt issuances to increase our financial liquidity and plan for our future debt maturities. We continue to manage our debt levels while being acquisitive and without sacrificing investments in our business.
In the first nine months of 2025, we generated $9,153 million in cash from operating activities, an increase of $37 million compared to the first nine months of 2024. Within cash from operating activities, cash provided by financing receivables decreased $919 million compared to the prior year. Our free cash flow for the nine months ended September 30, 2025 was $7,181 million, an increase of $595 million versus the prior-year period. Refer to pages 77 through 78 for additional information on free cash flow. We invested $7,903 million in acquisitions primarily for the acquisition of HashiCorp, which was completed in the first quarter, and we returned $4,681 million to shareholders through dividends in the first nine months of 2025.
Our pension plans were well funded at the end of 2024, with worldwide qualified plans funded at 116 percent. Overall pension funded status as of the end of September 2025 was fairly consistent with year-end 2024. We expect contributions for all retirement-related plans to be approximately $1.3 billion in 2025, essentially flat compared to the prior year.
IBM Working Capital

(Dollars in millions)	At September 30, 2025	At December 31, 2024
Current assets	$32,740	$34,482
Current liabilities	35,142	33,142
Working capital	$(2,402)	$1,340
Current ratio	0.93:1	1.04:1
Working capital decreased $3,742 million from the year-end 2024 position. Current assets decreased $1,742 million ($2,958 million adjusted for currency) primarily due to decreases in receivables mainly from collections of seasonally higher year-end balances. Current liabilities increased $2,000 million ($762 million adjusted for currency) primarily due to increases in short-term debt driven by reclassifications from long-term debt net of maturities.
Receivables and Allowances
Roll Forward of Total IBM Receivables Allowance for Credit Losses

(Dollars in millions)
January 1, 2025	Additions / (Releases) (1)	Write-offs (2)	Foreign currency and other	September 30, 2025
$273	$25	$(39)	$26	$285

(1)Additions/(Releases) for allowance for credit losses are recorded in expense.
(2)Refer to note A, “Significant Accounting Policies,” in our 2024 Annual Report for additional information regarding allowance for credit loss write-offs.
Excluding receivables classified as held for sale, the total IBM receivables provision coverage was 1.5 percent at September 30, 2025, an increase of 10 basis points compared to December 31, 2024. The increase in coverage is primarily driven by a decrease in total receivables. The majority of the write-offs during the nine months ended September 30, 2025 were related to receivables which had been previously reserved. Refer to Financing's “Balance Sheet and Return on Equity Highlights” on page 79 for additional details regarding the Financing segment receivables and allowances.

Management Discussion – (continued)
Noncurrent Assets and Liabilities

(Dollars in millions)	At September 30, 2025	At December 31, 2024
Noncurrent assets	$113,572	$102,693
Long-term debt	$55,174	$49,884
Noncurrent liabilities (excluding debt)	$28,006	$26,756
Noncurrent assets increased $10,879 million ($8,430 million adjusted for currency) primarily due to an increase in goodwill and intangible assets from the HashiCorp acquisition.
Long-term debt increased $5,289 million ($3,382 million adjusted for currency) primarily driven by our first-quarter 2025 debt issuances; partially offset by reclassifications to short-term debt to reflect upcoming maturities.
Noncurrent liabilities (excluding debt) increased $1,250 million (decreased $214 million adjusted for currency) primarily driven by currency.
Debt
Our funding requirements are continually monitored as we execute our strategies to manage the overall asset and liability profile. Additionally, we maintain sufficient flexibility to access global funding sources as needed.

(Dollars in millions)	At September 30, 2025	At December 31, 2024
Total debt	$63,115	$54,973
Financing segment debt (1)	$11,300	$12,116
Non-Financing debt	$51,815	$42,858

(1)Refer to Financing’s “Balance Sheet and Return on Equity Highlights” on page 79 for additional details.
Total debt of $63,115 million increased $8,142 million ($6,209 million adjusted for currency) from December 31, 2024, primarily driven by proceeds from issuances of $8,391 million to increase our financial liquidity and plan for our future debt maturities; partially offset by maturities of $3,679 million.
Non-Financing debt of $51,815 million increased $8,958 million ($7,269 million adjusted for currency) from December 31, 2024, primarily as a result of the issuances and maturities described above.

Financing segment debt of $11,300 million decreased $816 million ($1,059 million adjusted for currency) from December 31, 2024, primarily due to lower funding requirements associated with financing receivables.
Financing provides financing solutions predominantly for IBM’s external client assets, and the debt used to fund Financing assets is primarily comprised of intercompany loans. Total debt changes generally correspond with the level of client and commercial financing receivables, the level of cash and cash equivalents, the change in intercompany and external payables, and the change in intercompany investment from IBM. The terms of the intercompany loans are set by the company to substantially match the term, currency and interest rate variability underlying the financing receivable. The Financing debt-to-equity ratio remained at 9.0 to 1 at September 30, 2025.
Interest expense relating to debt supporting Financing’s external client and internal business is included in the “Financing Results of Operations” and in note 4, “Segments.” In the Consolidated Income Statement, the external debt-related interest expense supporting Financing’s internal financing to the company is classified as interest expense.

Management Discussion – (continued)
Equity
Total equity increased $597 million from December 31, 2024, primarily driven by net income of $4,993 million and an increase in common stock of $1,439 million; partially offset by dividends paid of $4,681 million and an increase in accumulated other comprehensive loss of $715 million driven by net unrealized losses from cash flow hedges.
Cash Flow
Our cash flows from operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flows on page 7, are summarized in the table below. These amounts also include the cash flows associated with the Financing business.

(Dollars in millions)
For the nine months ended September 30:	2025	2024
Net cash provided by/(used in):
Operating activities	$9,153	$9,115
Investing activities	(11,719)	(3,558)
Financing activities	(423)	(5,403)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	429	(29)
Net change in cash, cash equivalents and restricted cash	$(2,561)	$125
Net cash provided by operating activities increased $37 million as compared to the first nine months of 2024. This was due to an increase in performance-related improvements within net income; partially offset by a decrease in cash provided by financing receivables and from balance sheet dynamics. Changes in operating assets and liabilities, net of acquisitions/divestitures in the Consolidated Statement of Cash Flows also includes a one-time, non-cash income tax charge associated with the enactment of H.R. 1 in July of 2025, and the tax benefit associated with the pension settlement charge in the third quarter of 2024, each of which represents a non-cash adjustment to reconcile net income/(loss) to cash from operating activities.
Net cash used in investing activities increased $8,161 million primarily driven by the HashiCorp acquisition, higher net purchases of marketable securities and other investments, a decrease in cash provided by divestitures driven by the first-quarter 2024 sale of The Weather Company assets, and higher net capital expenditures as the prior year was reduced by the cash proceeds from the sale of certain QRadar SaaS assets.
Net cash used in financing activities decreased $4,980 million mainly due to a decrease in cash used for debt maturities and higher cash proceeds from new debt issuances in the current period.
Looking Forward
Technology remains a key driver of growth and competitive advantage which allows businesses to scale, drive cost efficiencies, productivity and transformation. It is clear that technology is playing a significant role as the value of hybrid cloud, automation, data sovereignty, and on-prem solutions becomes even more critical in today’s environment.
AI adoption is accelerating, and hybrid cloud remains the foundation of enterprise IT. The portfolio of AI offerings we have built, including cost efficient, fit-for-purpose open-source models deployed in hybrid environments, is focused on helping businesses scale AI and generate return through productivity improvements and automation. In Software, IBM watsonx provides a robust portfolio of AI products for developing AI apps, managing data, and governing the entire lifecycle of AI models and AI agents. Our watsonx platform and watsonx Orchestrate help enterprises deploy AI by connecting agents, models, and workflows with governance and security. We continue to see Infrastructure play a larger role, enabling hybrid cloud environments for mission-critical transactions and AI workloads, as clients bring AI to their data. In June, we launched the IBM z17, which delivers enhanced AI acceleration through multi-model AI capabilities. In July, we introduced IBM Power11 which delivers the performance, resiliency, and scalability needed to run mission-critical data-intensive workloads. In Consulting, our experts are helping clients design and execute AI strategies by leveraging the IBM Consulting Advantage platform, an AI delivery platform designed to implement solutions at scale, transforming how our consultants work and harnessing AI across every stage of the project lifecycle.

Management Discussion – (continued)
AI is also a powerful productivity driver for our clients and for IBM. We are transforming our enterprise operations, driving efficiency and cost savings, by leveraging technology and embedding AI in our own workflows, as well as optimizing our supply chain and service delivery. Beginning in the second-quarter 2025, we further optimized our supply chain by shifting our Distributed Infrastructure manufacturing to an industry standard strategic partner. This is the next evolution of our supply transformation as we pivoted to a simpler, more efficient process.

We remain focused on accelerating innovation speed and impact, and we continue to invest in emerging technologies, including Quantum, bringing new innovations to market. To complement our portfolio, we completed six acquisitions in the first nine months of 2025, including the acquisition of HashiCorp in the first quarter, which brought leading automation and security tools that integrate with our hybrid cloud.
Our performance over the first nine months of 2025 reflects the continued success of our focused strategy around hybrid cloud and AI and underscores the strength and diversity of our business model and portfolio. We remain focused on consistent execution, delivering long-term growth aligned with our financial model.
While the operating environment continues to remain dynamic, we believe our focused portfolio, disciplined investments in innovation, diverse set of businesses and clients, relentless focus on productivity, and strong liquidity position drive the durability of our performance.
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
References to “adjusted for currency” or “constant currency” reflect adjustments based upon a simple mathematical formula. However, this constant currency methodology that we utilize to disclose this information does not incorporate any operational actions that management could take to mitigate fluctuating currency rates. Based on the currency rate movements in the third quarter of 2025, revenue from continuing operations increased 9.1 percent as reported and 7.3 percent at constant currency compared to the prior year. In the first nine months of 2025, revenue from continuing operations increased 5.9 percent as reported and 5.0 percent at constant currency, compared to the same period in 2024.
At September 30, 2025, currency changes resulted in assets and liabilities denominated in most local currencies being translated into more dollars than at year-end 2024. We use financial hedging instruments to limit specific currency risks related to foreign currency-based transactions.
We translate revenue, cost and expense in our non-U.S. operations at current exchange rates in the reported period. In the third quarter of 2025 and first nine months of 2025, the impact from currency translation and hedging to year-to-year pre-tax income, operating (non-GAAP) pre-tax income and segments profit margin growth was immaterial. Hedging and certain underlying foreign currency transaction gains and losses are allocated to our segment results. Considering the operational responses mentioned above, movements of exchange rates, and the nature and timing of hedging instruments, it is difficult to predict future currency impacts on any particular period.

Management Discussion – (continued)
For non-U.S. subsidiaries and branches that operate in U.S. dollars or whose economic environment is highly inflationary, translation adjustments are reflected in results of operations. Generally, we manage currency risk in these entities by linking prices and contracts to U.S. dollars.
Liquidity and Capital Resources
In our 2024 Annual Report, on pages 34 to 37, there is a discussion of our liquidity including two tables that present three years of data. The table presented on page 34 includes net cash from operating activities, cash and cash equivalents, restricted cash and short-term marketable securities, and the size of our global credit facilities for each of the past three years. For the nine months ended, or at, as applicable, September 30, 2025, those amounts are $9.2 billion of net cash from operating activities, $14.9 billion of cash and cash equivalents, restricted cash and short-term marketable securities and $10.0 billion in global credit facilities, respectively. While we have no current plans to draw on these credit facilities, they are available as back-up liquidity.
The major rating agencies' ratings on our debt securities at September 30, 2025 appear in the following table and remain unchanged from June 30, 2025.

IBM Ratings:	Standard and Poor's	Moody’s Investors Service	Fitch Ratings
Senior long-term debt	A-	A3	A-
Commercial paper	A-2	Prime-2	F1
We have financial flexibility, supported by our strong liquidity position and cash flows, to operate at a single A credit rating. Debt levels have increased $8.1 billion ($6.2 billion adjusted for currency) from December 31, 2024 driven by debt issuances; partially offset by maturities. In the first quarter of 2025, we issued $8.4 billion of debt for general corporate purposes, including our future debt maturity obligations, as well as capital allocation priorities. Refer to note 12, “Borrowings,” for additional information.
We do not have “ratings trigger” provisions in our debt covenants or documentation, which would allow the holders to declare an event of default and seek to accelerate payments thereunder in the event of a change in credit rating. Our debt covenants are well within the required levels. Our contractual agreements governing derivative instruments contain standard market clauses which can trigger the termination of the agreement if our credit rating were to fall below investment grade. At September 30, 2025, the fair value of those instruments that were in a liability position was $608 million, before any applicable netting, and this position is subject to fluctuations in fair value period to period based on the level of our outstanding instruments and market conditions. We have no other contractual arrangements that, in the event of a change in credit rating, would result in a material adverse effect on our financial position or liquidity.
We prepare our Consolidated Statement of Cash Flows in accordance with applicable accounting standards for cash flow presentation on page 7 of this Form 10-Q and highlight causes and events underlying sources and uses of cash in that format on page 75. For the purpose of running its business, IBM manages, monitors and analyzes cash flows in a different manner.
Management uses free cash flow as a measure to evaluate its operating results, strategic investments, plan shareholder return levels and assess its ability and need to incur and service debt. The entire free cash flow amount is not necessarily available for discretionary expenditures. We define free cash flow as net cash from operating activities less the change in Financing receivables and net capital expenditures, including the investment in software and other asset sales. A key objective of the Financing business is to generate strong returns on equity, and our Financing receivables are the basis for that growth. Accordingly, management considers Financing receivables as a profit-generating investment, not as working capital that should be minimized for efficiency. Therefore, management includes presentations of both free cash flow and net cash from operating activities that exclude the effect of Financing receivables.

Management Discussion – (continued)
The following is management’s view of cash flows for the first nine months of 2025 and 2024 prepared in a manner consistent with the description above.

(Dollars in millions)
For the nine months ended September 30:	2025	2024
Net cash from operating activities per GAAP	$9,153	$9,115
Less: change in Financing receivables	905	1,824
Net cash from operating activities, excluding Financing receivables	$8,248	$7,292
Capital expenditures, net	(1,067)	(705)
Free cash flow	$7,181	$6,586
Change in Financing receivables (1)	905	1,824
Acquisitions	(7,903)	(2,748)
Divestitures	(1)	705
Dividends	(4,681)	(4,601)
Change in total debt (1)	4,683	(777)
Other (1)	(531)	(704)
Effect of exchange rate changes on cash, cash equivalents and restricted cash (1)	429	(29)
Change in cash, cash equivalents, restricted cash and short-term marketable securities	$81	$257

(1)Prior-year amounts have been reclassified to conform to the change in 2025 presentation.

In the first nine months of 2025, we generated $7.2 billion in free cash flow, an increase of $0.6 billion versus the prior-year period. The increase was primarily driven by performance-related improvements within net income; partially offset by higher net capital expenditures as the prior year was reduced by the cash proceeds from the sale of certain QRadar SaaS assets, and working capital dynamics. In the first nine months of 2025, we invested $7.9 billion in acquisitions, including the acquisition of HashiCorp, and we continued to return value to shareholders with $4.7 billion in dividends.
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
Results of Operations

(Dollars in millions)			Yr.-to-Yr. Percent Change/Margin Change		Yr.-to-Yr. Percent Change Adjusted For Currency
For the three months ended September 30:	2025	2024
Revenue	$200	$181	10.4%		8.5%
Segment profit	$123	$86	43.2%
Segment profit margin	61.6%	47.5%	14.1	pts.

(Dollars in millions)			Yr.-to-Yr. Percent Change/Margin Change		Yr.-to-Yr. Percent Change Adjusted For Currency
For the nine months ended September 30:	2025	2024
Revenue	$557	$543	2.7%		2.6%
Segment profit	$371	$254	45.8%
Segment profit margin	66.5%	46.9%	19.7	pts.
For the three months ended September 30, 2025, financing revenue increased 10.4 percent as reported (8.5 percent adjusted for currency) compared to the prior-year period. For the nine months ended September 30, 2025, financing revenue increased 2.7 percent as reported (2.6 percent adjusted for currency) compared to the prior-year period. Revenue growth for both periods was primarily driven by higher client financing revenue due to an increase in assets which reflects the new z17 product cycle.
Segment profit increased 43.2 percent to $123 million and segment profit margin increased 14.1 points to 61.6 percent, respectively, in the third quarter of 2025 compared to the prior-year period. For the nine months ended September 30, 2025, segment profit increased 45.8 percent to $371 million and segment profit margin increased 19.7 points to 66.5 percent, respectively, compared to the prior-year period. The increase in segment profit for both periods was primarily driven by the revenue growth as described above and higher intercompany financing net other income for sales of returned equipment to Infrastructure which reflects IBM Z product cycle dynamics.
Balance Sheet and Return on Equity Highlights

(Dollars in millions)	At September 30, 2025	At December 31, 2024
Client financing receivables (1)	$10,940	$10,294
Commercial financing receivables (1) (2)	$1,219	$2,216
Financing Segment Debt (3)	$11,300	$12,116
Equity	$1,256	$1,346

(1)Refer to note 9, “Financing Receivables,” for additional information.
(2)Includes both held for investment and held for sale receivables. The 2024 receivables amounts have been combined to conform to the 2025 presentation.
(3)Financing segment debt is primarily comprised of intercompany loans.
Return on equity was 32.0 percent compared to 23.5 percent for the three months ended September 30, 2025 and 2024, respectively. Return on equity was 32.7 percent compared to 23.0 percent for the nine months ended September 30, 2025 and 2024, respectively. The increase in both periods was primarily driven by higher net income which reflects the increase in segment profit as described above. For the three and nine months ended September 30, 2025, return on equity is calculated as annualized after-tax segment profit divided by the average of the ending equity for Financing for the last two

Management Discussion – (continued)
quarters and four quarters, respectively. Annualized after-tax segment profit is a function of IBM's provision for income taxes determined on a consolidated basis.
The following table presents Client financing and Commercial financing receivables excluding receivables classified as held for sale.

(Dollars in millions)	At September 30, 2025	At December 31, 2024
Amortized cost	$11,545	$11,738
Specific allowance for credit losses	89	99
Unallocated allowance for credit losses	41	29
Total allowance for credit losses	130	128
Net financing receivables	$11,415	$11,611
Allowance for credit losses coverage	1.1%	1.1%
The percentage of Financing segment receivables reserved was 1.1 percent at both September 30, 2025 and December 31, 2024. The increase in unallocated allowance for credit losses for the nine months ended September 30, 2025 was primarily due to changes in worldwide economic conditions.
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

(Dollars in millions except per share amounts)	GAAP	Acquisition- Related Adjustments		Retirement- Related Adjustments		U.S. Tax Reform Impacts (1)		Operating (non-GAAP)
For the three months ended September 30, 2025:
Gross profit	$9,360	$231		$—		$—		$9,591
Gross profit margin	57.3%	1.4	pts.	—	pts.	—	pts.	58.7%
SG&A	$4,748	$(354)		$—		$—		$4,394
Other (income) and expense	$(173)	$(6)		$(13)		$—		$(191)
Total expense and other (income)	$6,931	$(359)		$(13)		$—		$6,559
Pre-tax income from continuing operations	$2,430	$590		$13		$—		$3,033
Pre-tax margin from continuing operations	14.9%	3.6	pts.	0.1	pts.	—	pts.	18.6%
Provision for/(benefit from) income taxes (2)	$686	$136		$3		$(309)		$516
Effective tax rate	28.2%	(1.0)	pts.	0.0	pts.	(10.2)	pts.	17.0%
Income from continuing operations	$1,744	$454		$10		$309		$2,517
Income margin from continuing operations	10.7%	2.8	pts.	0.1	pts.	1.9	pts.	15.4%
Diluted earnings per share from continuing operations	$1.84	$0.48		$0.01		$0.33		$2.65

(Dollars in millions except per share amounts)	GAAP	Acquisition- Related Adjustments		Retirement- Related Adjustments (3)		U.S. Tax Reform Impacts		Operating (non-GAAP)
For the three months ended September 30, 2024:
Gross profit	$8,420	$192		$—		$—		$8,612
Gross profit margin	56.3%	1.3	pts.	—	pts.	—	pts.	57.5%
SG&A	$4,911	$(300)		$—		$—		$4,611
Other (income) and expense	$2,244	$—		$(2,797)		$—		$(553)
Total expense and other (income)	$9,222	$(300)		$(2,797)		$—		$6,125
Pre-tax income/(loss) from continuing operations	$(802)	$492		$2,797		$—		$2,487
Pre-tax margin from continuing operations	(5.4)%	3.3	pts.	18.7	pts.	—	pts.	16.6%
Provision for/(benefit from) income taxes (2)	$(485)	$119		$700		$(2)		$332
Effective tax rate	60.4%	(7.2)	pts.	(39.8)	pts.	(0.1)	pts.	13.4%
Income/(loss) from continuing operations	$(317)	$373		$2,097		$2		$2,155
Income/(loss) margin from continuing operations	(2.1)%	2.5	pts.	14.0	pts.	0.0	pts.	14.4%
Diluted earnings/(loss) per share from continuing operations (4)	$(0.34)	$0.40		$2.27		$0.00		$2.30

(1)2025 includes a one-time, non-cash income tax charge associated with the enactment of H.R. 1 in July of 2025. Refer to "Taxes" on page 71 for additional information.
(2)The tax impact on operating (non-GAAP) pre-tax income from continuing operations is calculated under the same accounting principles applied to the GAAP pre-tax income.
(3)2024 includes the impact of a pension settlement charge of $2.7 billion ($2.0 billion net of tax). Refer to note U, "Retirement-Related Benefits," in the company's 2024 Annual Report for additional information.
(4)Operating (non-GAAP) earnings per share was calculated using 938.4 million shares, which includes 14.9 million dilutive potential shares under our stock-based compensation plans and contingently issuable shares. Due to the GAAP net loss for the three months ended September 30, 2024, these dilutive potential shares were excluded from the GAAP loss per share calculation as the effect would have been antidilutive. The difference in share count resulted in an additional $(0.04) reconciling item.

Management Discussion – (continued)

(Dollars in millions except per share amounts)	GAAP	Acquisition- Related Adjustments		Retirement- Related Adjustments		U.S. Tax Reform Impacts (1)		Operating (non-GAAP)
For the nine months ended September 30, 2025:
Gross profit	$27,369	$657		$—		$—		$28,025
Gross profit margin	57.2%	1.4	pts.	—	pts.	—	pts.	58.6%
SG&A	$14,661	$(1,055)		$—		$—		$13,606
R&D	$6,129	$(4)		$—		$—		$6,125
Other (income) and expense	$(376)	$(7)		$(61)		$—		$(444)
Total expense and other (income)	$21,184	$(1,066)		$(61)		$—		$20,058
Pre-tax income from continuing operations	$6,185	$1,723		$61		$—		$7,968
Pre-tax margin from continuing operations	12.9%	3.6	pts.	0.1	pts.	—	pts.	16.7%
Provision for/(benefit from) income taxes (2)	$1,193	$396		$0		$(307)		$1,282
Effective tax rate	19.3%	0.8	pts.	(0.2)	pts.	(3.9)	pts.	16.1%
Income from continuing operations	$4,992	$1,326		$61		$307		$6,686
Income margin from continuing operations	10.4%	2.8	pts.	0.1	pts.	0.6	pts.	14.0%
Diluted earnings per share from continuing operations	$5.27	$1.40		$0.06		$0.32		$7.06

(Dollars in millions except per share amounts)	GAAP	Acquisition- Related Adjustments		Retirement- Related Adjustments (3)		U.S. Tax Reform Impacts (1)		Operating (non-GAAP)
For the nine months ended September 30, 2024:
Gross profit	$25,112	$533		$—		$—		$25,645
Gross profit margin	55.6%	1.2	pts.	—	pts.	—	pts.	56.7%
SG&A	$14,823	$(854)		$—		$—		$13,969
Other (income) and expense (4)	$1,694	$(68)		$(2,991)		$—		$(1,364)
Total expense and other (income)	$22,621	$(922)		$(2,991)		$—		$18,709
Pre-tax income from continuing operations	$2,491	$1,454		$2,991		$—		$6,936
Pre-tax margin from continuing operations	5.5%	3.2	pts.	6.6	pts.	—	pts.	15.3%
Provision for/(benefit from) income taxes (2)	$(597)	$374		$731		$434		$942
Effective tax rate	(24.0)%	10.4	pts.	20.9	pts.	6.3	pts.	13.6%
Income from continuing operations	$3,088	$1,081		$2,259		$(434)		$5,994
Income margin from continuing operations	6.8%	2.4	pts.	5.0	pts.	(1.0)	pts.	13.3%
Diluted earnings per share from continuing operations	$3.30	$1.16		$2.42		$(0.46)		$6.41

(1)2025 includes a one-time, non-cash income tax charge associated with the enactment of H.R. 1 in July of 2025. 2024 includes a benefit from income taxes due to the resolution of certain tax audit matters in the first quarter. Refer to "Taxes" on page 71 for additional information.
(2)The tax impact on operating (non-GAAP) pre-tax income from continuing operations is calculated under the same accounting principles applied to the GAAP pre-tax income.
(3)2024 includes the impact of a pension settlement charge of $2.7 billion ($2.0 billion net of tax). Refer to note U, "Retirement-Related Benefits," in the company's 2024 Annual Report for additional information.
(4)Acquisition-Related Adjustments in 2024 includes a realized loss of $68 million on foreign exchange derivative contracts entered into by the company prior to the acquisition of StreamSets and webMethods from Software AG. Refer to note 16, “Derivative Financial Instruments,” for additional information.

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

Part II — Other Information
Item 1. Legal Proceedings
Refer to note 14, “Contingencies,” in this Form 10-Q.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Repurchases of Equity Securities
The following table provides information relating to the company’s repurchase of common stock for the third quarter of 2025.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under The Program (1)
July 1, 2025 - July 31, 2025	—	$—	—	$2,007,611,768

August 1, 2025 - August 31, 2025	—	$—	—	$2,007,611,768

September 1, 2025 - September 30, 2025	—	$—	—	$2,007,611,768

Total	—	$—	—

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

International Business Machines Corporation
(Registrant)

Date:	October 23, 2025
		By:	/s/ Nicolás A. Fehring
Nicolás A. Fehring
Vice President and Controller