Form 10-Q
period 2026-03-31
INTERNATIONAL BUSINESS MACHINES CORP
filed 2026-04-23
CIK 51143

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTER ENDED MARCH 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant had 939,885,280 shares of common stock outstanding at March 31, 2026.

Part I - Financial Information
Item 1. Consolidated Financial Statements:
INTERNATIONAL BUSINESS MACHINES CORPORATION
AND SUBSIDIARY COMPANIES
CONSOLIDATED INCOME STATEMENT
(UNAUDITED)

	Three Months Ended March 31,
($ in millions, except per share amounts)	2026	2025
Revenue:
Services	$7,688	$7,280
Sales	8,009	7,070
Financing	220	191
Total revenue	15,917	14,541
Cost:
Services	5,244	5,002
Sales	1,599	1,404
Financing	124	104
Total cost	6,968	6,510
Gross profit	8,950	8,031
Expense and other (income):
Selling, general and administrative	5,089	4,886
Research and development	2,173	1,950
Intellectual property and custom development income	(172)	(253)
Other (income) and expense	(1)	(165)
Interest expense	473	455
Total expense and other (income)	7,562	6,873
Income from continuing operations before income taxes	1,387	1,158
Provision for/(benefit from) income taxes	172	103
Income from continuing operations	1,216	1,054
Income from discontinued operations, net of tax	0	1
Net income	$1,216	$1,055

Earnings per share of common stock:
Assuming dilution:
Continuing operations	$1.28	$1.12
Discontinued operations	0.00	0.00
Total	$1.28	$1.12
Basic:
Continuing operations	$1.30	$1.14
Discontinued operations	0.00	0.00
Total	$1.30	$1.14

Weighted-average number of common shares outstanding: (millions)
Assuming dilution	952.1	945.4
Basic	938.5	928.0

(Amounts may not add due to rounding.)
(The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION
AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended March 31,
($ in millions)	2026	2025
Net income	$1,216	$1,055
Other comprehensive income/(loss), before tax:
Foreign currency translation adjustments	136	(343)
Net unrealized gains/(losses) on available-for-sale securities	0	8
Unrealized gains/(losses) on cash flow hedges:
Unrealized gains/(losses) arising during the period	(175)	(58)
Reclassification of (gains)/losses to net income	342	(323)
Total unrealized gains/(losses) on cash flow hedges	167	(382)
Retirement-related benefit plans:
Prior service costs/(credits)	—	0
Net gains/(losses) arising during the period	1	0
Curtailments and settlements	2	2
Amortization of prior service costs/(credits)	9	(2)
Amortization of net (gains)/losses	198	151
Total retirement-related benefit plans	209	151
Other comprehensive income/(loss), before tax	512	(566)
Income tax (expense)/benefit related to items of other comprehensive income	(213)	259
Other comprehensive income/(loss), net of tax	299	(306)
Total comprehensive income	$1,514	$749

(Amounts may not add due to rounding.)
(The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION
AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEET
(UNAUDITED)
ASSETS

($ in millions)	At March 31, 2026	At December 31, 2025
Assets:
Current assets:
Cash and cash equivalents	$10,819	$13,587
Restricted cash	45	54
Marketable securities	964	830
Notes and accounts receivable — trade (net of allowances of $102 in 2026 and $99 in 2025)	6,493	8,112
Short-term financing receivables:
Held for investment (net of allowances of $100 in 2026 and $106 in 2025)	5,767	7,344
Held for sale	743	1,131
Other accounts receivable (net of allowances of $37 in 2026 and $37 in 2025)	1,242	1,052
Inventory, at lower of average cost or net realizable value:
Finished goods	268	230
Work in process and raw materials	1,208	990
Total inventory	1,476	1,220
Deferred costs	1,157	1,084
Prepaid expenses and other current assets	3,209	2,530
Total current assets	31,914	36,944
Property, plant and equipment	17,765	17,874
Less: Accumulated depreciation	11,985	11,975
Property, plant and equipment — net	5,781	5,899
Operating right-of-use assets — net	3,219	3,129
Long-term financing receivables (net of allowances of $27 in 2026 and $34 in 2025)	7,014	7,708
Prepaid pension assets	7,578	7,544
Deferred costs	831	825
Deferred taxes	8,552	8,610
Goodwill	74,709	67,717
Intangible assets — net	14,624	11,391
Investments and sundry assets	2,009	2,112
Total assets	$156,229	$151,880

(Amounts may not add due to rounding.)
(The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION
AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEET – (CONTINUED)
(UNAUDITED)
LIABILITIES AND EQUITY

($ and shares in millions, except per share amount)	At March 31, 2026	At December 31, 2025
Liabilities:
Current liabilities:
Taxes	$2,053	$2,347
Short-term debt	8,655	6,424
Accounts payable	4,039	4,756
Compensation and benefits	3,941	4,114
Deferred income	17,034	16,101
Operating lease liabilities	798	800
Other accrued expenses and liabilities	3,582	4,116
Total current liabilities	40,101	38,658
Long-term debt	57,706	54,836
Retirement and nonpension postretirement benefit obligations	8,763	9,018
Deferred income	4,195	4,271
Operating lease liabilities	2,643	2,547
Other liabilities	9,767	9,810
Total liabilities	$123,174	$119,139
Equity:
IBM stockholders’ equity:
Common stock, par value $0.20 per share, and additional paid-in capital	63,936	63,318
Shares authorized: 4,688
Shares issued: 2026 — 2,294
2025 — 2,291
Retained earnings	155,327	155,648
Treasury stock - at cost	(170,874)	(170,605)
Shares: 2026 — 1,354
2025 — 1,354
Accumulated other comprehensive income/(loss)	(15,415)	(15,713)
Total IBM stockholders’ equity	32,974	32,648
Noncontrolling interests	81	93
Total equity	33,056	32,740
Total liabilities and equity	$156,229	$151,880
(Amounts may not add due to rounding.)
(The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION
AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
($ in millions)	2026	2025
Cash flows from operating activities:
Net income	$1,216	$1,055
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation (1)	555	536
Amortization of capitalized software and acquired intangible assets	719	641
Stock-based compensation	506	401
Net (gain)/loss on divestitures, asset sales and other	(11)	(22)
Changes in operating assets and liabilities, net of acquisitions/divestitures	2,185	1,759
Net cash provided by operating activities	5,169	4,370

Cash flows from investing activities:
Payments for property, plant and equipment	(232)	(244)
Proceeds from disposition of property, plant and equipment/other	8	74
Investment in software	(159)	(151)
Purchases of marketable securities and other investments	(1,612)	(6,486)
Proceeds from disposition of marketable securities and other investments	1,971	927
Acquisition of businesses, net of cash acquired	(10,465)	(7,098)
Divestiture of businesses, net of cash transferred	1	(1)
Net cash provided by/(used in) investing activities	(10,489)	(12,979)

Cash flows from financing activities:
Proceeds from new debt	7,437	8,378
Payments to settle debt	(2,928)	(1,257)
Short-term borrowings/(repayments) less than 90 days — net	0	(29)
Common stock repurchases for tax withholdings	(350)	(284)
Proceeds from issuance of shares	178	216
Financing — other	(42)	(32)
Cash dividends paid	(1,576)	(1,549)
Net cash provided by/(used in) financing activities	2,719	5,443

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(177)	167
Net change in cash, cash equivalents and restricted cash	(2,777)	(2,999)

Cash, cash equivalents and restricted cash at January 1	13,640	14,160
Cash, cash equivalents and restricted cash at March 31	$10,864	$11,161

(1) Includes operating lease right-of-use assets amortization expense of $0.2 billion in 2026 and 2025.
(Amounts may not add due to rounding.)
(The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION
AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENT OF EQUITY
(UNAUDITED)

($ in millions, except per share amount)	Common Stock and Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income/(Loss)	Total IBM Stockholders' Equity	Non- Controlling Interests	Total Equity
Equity - January 1, 2026	$63,318	$155,648	$(170,605)	$(15,713)	$32,648	$93	$32,740
Net income plus other comprehensive income/(loss):
Net income		1,216			1,216		1,216
Other comprehensive income/(loss)				299	299		299
Total comprehensive income					$1,514		$1,514
Cash dividends paid — common stock ($1.68 per share)		(1,576)			(1,576)		(1,576)
Common stock issued under employee plans	618				618		618
Purchases and sales of treasury stock under employee plans — net		39	(269)		(230)		(230)
Changes in noncontrolling interests						(11)	(11)
Equity – March 31, 2026	$63,936	$155,327	$(170,874)	$(15,415)	$32,974	$81	$33,056

($ in millions, except per share amount)	Common Stock and Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income/(Loss)	Total IBM Stockholders' Equity	Non- Controlling Interests	Total Equity
Equity - January 1, 2025	$61,380	$151,163	$(169,968)	$(15,269)	$27,307	$86	$27,393
Net income plus other comprehensive income/(loss):
Net income		1,055			1,055		1,055
Other comprehensive income/(loss)				(306)	(306)		(306)
Total comprehensive income					$749		$749
Cash dividends paid — common stock ($1.67 per share)		(1,549)			(1,549)		(1,549)
Common stock issued under employee plans	533				533		533
Purchases and sales of treasury stock under employee plans — net		34	(193)		(159)		(159)
Changes in noncontrolling interests						(14)	(14)
Equity - March 31, 2025	$61,913	$150,703	$(170,160)	$(15,575)	$26,880	$72	$26,953

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
Interim results are not necessarily indicative of financial results for a full year. The information included in this Form 10-Q should be read in conjunction with the company’s 2025 Annual Report.
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
2. Accounting Changes:
New Standards to be Implemented
Intangibles - Goodwill and Other - Internal-Use Software
Standard/Description – Issuance date: September 2025. This guidance requires internal-use software development cost capitalization to begin when both of the following occur: management has authorized and committed to funding the software project and, it is probable the project will be completed and the software will be used to perform its intended function. This guidance eliminates accounting considerations of software development stages.
Effective Date and Adoption Considerations – The guidance is effective for the company for annual and interim reporting periods beginning January 1, 2028. Early adoption is permitted.
Effect on Financial Statements or Other Significant Matters – The company is evaluating the impact of the guidance in the consolidated financial results.
Disaggregation of Income Statement Expenses
Standard/Description – Issuance date: November 2024. This guidance requires a new tabular disclosure of certain types of expenses (including purchases of inventory, employee compensation, depreciation and amortization) that are included within commonly presented expense captions on the income statement. The guidance also requires the disclosure of a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. Additionally, the guidance requires the disclosure of the total amount of selling expenses and an entity’s definition of selling expenses. The disclosures are required on an interim and annual basis.
Effective Date and Adoption Considerations – The guidance is effective for the company for annual reporting periods beginning in 2027, and for interim reporting periods beginning January 1, 2028. Early adoption is permitted. The company expects to adopt the guidance as of the effective date and to apply the guidance on a prospective basis.
Effect on Financial Statements or Other Significant Matters – The company continues to evaluate the need for any changes to processes and controls to meet the additional disclosure requirements. The guidance is a change to disclosures only and will impact the Notes to the Consolidated Financial Statements but will not impact the consolidated financial results.

Notes to Consolidated Financial Statements — (continued)
3. Revenue Recognition:
Disaggregation of Revenue
The following tables provide details of revenue by major products/service offerings and revenue by geography.
Revenue by Major Products/Service Offerings

($ in millions)
For the three months ended March 31:	2026	2025
Hybrid Cloud	$1,905	$1,687
Automation	1,741	1,584
Data	1,474	1,236
Transaction Processing	1,932	1,828
Total Software	$7,052	$6,336
Strategy and Technology	2,896	2,782
Intelligent Operations	2,376	2,286
Total Consulting	$5,272	$5,068
Hybrid Infrastructure	2,108	1,646
Infrastructure Support	1,218	1,240
Total Infrastructure	$3,326	$2,886
Financing (1)	220	191
Other (2)	48	61
Total revenue	$15,917	$14,541

(1)Contains lease and loan financing arrangements which are not subject to the guidance on revenue from contracts with customers.
(2)Includes reductions in revenue for estimated residual value less related unearned income on sales-type leases, which reflects the z17 launch in June 2025. Refer to note A, "Significant Accounting Policies," in the company's 2025 Annual Report for additional information.
Revenue by Geography

($ in millions)
For the three months ended March 31:	2026	2025
Americas	$7,861	$7,206
Europe/Middle East/Africa	5,242	4,552
Asia Pacific	2,814	2,783
Total	$15,917	$14,541
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

Notes to Consolidated Financial Statements — (continued)
At March 31, 2026, the aggregate amount of the transaction price allocated to RPO related to customer contracts that are unsatisfied or partially unsatisfied was approximately $69 billion. Approximately 69 percent of the amount is expected to be recognized as revenue in the subsequent two years, approximately 28 percent in the subsequent three to five years and the balance thereafter.
Revenue Recognized for Performance Obligations Satisfied (or Partially Satisfied) in Prior Periods
For the three months ended March 31, 2026, revenue recognized for performance obligations satisfied or partially satisfied in prior periods was not material.
Reconciliation of Contract Balances
The following table provides information about notes and accounts receivable — trade, contract assets and deferred income balances.

($ in millions)	At March 31, 2026	At December 31, 2025
Notes and accounts receivable — trade (net of allowances of $102 in 2026 and $99 in 2025)	$6,493	$8,112
Contract assets (1)	$551	$482
Deferred income (current)	$17,034	$16,101
Deferred income (noncurrent)	$4,195	$4,271

(1)Included within prepaid expenses and other current assets in the Consolidated Balance Sheet.
The amount of revenue recognized during the three months ended March 31, 2026 that was included within the deferred income balance at December 31, 2025 was $4.9 billion and was primarily related to software and services.
The following table provides roll forwards of the notes and accounts receivable — trade allowance for expected credit losses for the three months ended March 31, 2026 and the year ended December 31, 2025.

($ in millions)
January 1, 2026	Additions / (Releases)	Write-offs (1)	Foreign currency and other	March 31, 2026
$99	$6	$(3)	$0	$102

January 1, 2025	Additions / (Releases)	Write-offs (1)	Foreign currency and other	December 31, 2025
$114	$5	$(31)	$10	$99

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

Notes to Consolidated Financial Statements — (continued)
Management System Segment View

($ in millions)	Software	Consulting	Infrastructure	Financing	Total Segments
For the three months ended March 31, 2026:
Revenue	$7,052	$5,272	$3,326	$220	$15,870
Segment cost	1,216	3,822	1,435	124	6,598
Other expenses and (income) (1)	3,737	891	1,366	(23)	5,971
Segment profit	$2,099	$558	$524	$118	$3,300
Revenue year-to-year change	11.3%	4.0%	15.3%	14.8%	9.6%
Segment profit year-to-year change	13.7%	(0.1)%	111.7%	72.6%	21.3%
Segment profit margin	29.8%	10.6%	15.8%	53.8%	20.8%

For the three months ended March 31, 2025:
Revenue	$6,336	$5,068	$2,886	$191	$14,480
Segment cost	1,042	3,686	1,363	104	6,195
Other expenses and (income) (1)	3,447	823	1,275	19	5,564
Segment profit	$1,847	$558	$248	$69	$2,721
Segment profit margin	29.1%	11.0%	8.6%	35.8%	18.8%

(1)Other expenses and (income) by segment primarily includes:
Software – Selling, general and administrative (SG&A) expense, Research and development (R&D) expense
Consulting – SG&A expense
Infrastructure – R&D expense, SG&A expense, Other expense, Intellectual property and custom development income
Financing – Intercompany financing net other income which reflects IBM Z product cycle dynamics, SG&A expense
Reconciliations to IBM as Reported:

($ in millions)
For the three months ended March 31:	2026	2025
Revenue:
Total reportable segments	$15,870	$14,480
Other revenue (1)	48	61
Total revenue from continuing operations	$15,917	$14,541

Pre-tax income from continuing operations:
Total reportable segment profit	$3,300	$2,721
Amortization of acquired intangible assets	(570)	(495)
Acquisition-related charges	(76)	(63)
Non-operating retirement-related (costs)/income	(96)	(23)
Stock-based compensation (2)	(503)	(401)
Net interest excluding the Financing segment	(338)	(265)
Workforce rebalancing charges (2)	(336)	(316)
Other‒divested businesses	(2)	(7)
Unallocated corporate amounts and other	9	5
Total pre-tax income from continuing operations	$1,387	$1,158

(1)Includes reductions in revenue for the estimated residual value less related unearned income on sales-type leases, which reflects the z17 launch in June 2025. Refer to note A, "Significant Accounting Policies," in the company's 2025 Annual Report for additional information.
(2)Excludes certain acquisition-related charges.

Notes to Consolidated Financial Statements — (continued)
Other Reportable Segment Items

($ in millions)	Software	Consulting	Infrastructure	Financing	Total Segments
For the three months ended March 31, 2026:
Depreciation (1) /amortization of non-acquired intangibles	$134	$21	$278	$1	$433
Interest Income	—	—	—	205	205
Interest Expense	—	—	—	111	111

For the three months ended March 31, 2025:
Depreciation (1) /amortization of non-acquired intangibles	$121	$21	$266	$1	$409
Interest Income	—	—	—	176	176
Interest Expense	—	—	—	90	90

(1)Where several segments share leased or owned assets, landlord ownership of these assets is assigned to one segment. Depreciation expense in this table is presented consistently with this ownership view. However, from a segment profit perspective, depreciation expense is allocated to each user segment. Therefore, there is no precise correlation between the depreciation expense presented above and segment profit.
Immaterial Items
The resulting gains and (losses) from equity method investments that are attributable to the segments did not have a material effect on the financial results of the segments.

Notes to Consolidated Financial Statements — (continued)
5. Acquisitions & Divestitures:
Acquisitions
Confluent, Inc. (Confluent) — On March 17, 2026, the company completed the acquisition of all of the outstanding shares of Confluent. IBM's and Confluent's combined portfolios enable enterprises to deploy generative and agentic AI better and faster by providing trusted communication and data flow between environments, applications and APIs.
The following table reflects the purchase price and the resulting purchase price allocation as of March 31, 2026.

($ in millions)	Amortization Life (in years)	Confluent
Current assets (1)		$2,483
Property, plant and equipment/noncurrent assets		95
Intangible assets:
Goodwill	N/A	7,225
Client relationships	12	2,122
Completed technology	7	1,590
Trademarks	5	122
Total assets acquired		$13,638
Current liabilities (2)		1,798
Noncurrent liabilities		249
Total liabilities assumed		$2,047
Total purchase price		$11,590

(1)Includes $1,165 million of cash and cash equivalents and $917 million of short-term marketable securities acquired from Confluent at the acquisition date. Short-term marketable securities were sold by March 31, 2026.
(2)Includes $1,100 million of short-term debt related to convertible notes acquired from Confluent that were recognized at fair value on the acquisition date. The notes were settled on April 15, 2026.
N/A – not applicable
The goodwill generated is primarily attributable to the assembled workforce and the expected synergies from the integration of the acquired business. The identified intangible assets are amortized on a straight-line basis over their useful life which approximates the economic life of the assets.
The valuation of the assets acquired and liabilities assumed is subject to revision. If additional information becomes available, the company may further revise the purchase price allocation as soon as practical, but no later than one year from the acquisition date. Any such revisions or changes may be material.

Notes to Consolidated Financial Statements — (continued)
Confluent's shareholders on record immediately prior to the effective time on the closing date received $31 per share in cash, representing a total equity value of approximately $11.3 billion. Purchase consideration was paid primarily in cash and is reported in the Consolidated Statement of Cash Flows, net of acquired cash and cash equivalents. The following table reflects the consideration paid related to the acquisition.

($ in millions)	Total Consideration (1)
Cash paid for outstanding Confluent common stock	$11,268
Cash paid for Confluent equity awards	269
Cash consideration	$11,537
Fair value of stock-based compensation awards attributable to pre-acquisition services	53
Total consideration	$11,590

(1)As part of the assets acquired, the company received $1,165 million of cash and cash equivalents and $917 million of short-term marketable securities from Confluent at the acquisition date.
Goodwill of $7,136 million and $89 million was assigned to the Software and Consulting segments, respectively. It is expected that 1 percent of the goodwill will be deductible for tax purposes. The overall weighted-average useful life of the identified amortizable intangible assets acquired was 9.7 years. In connection with the acquisition, the company issued and assumed 3.0 million stock awards with a fair value of $665 million. Refer to note 17, "Stock-Based Compensation," for additional information. The acquisition was integrated into the Software segment.
6. Other (Income) and Expense:
Components of other (income) and expense are as follows:

($ in millions)
For the three months ended March 31:	2026	2025
Other (income) and expense:
(Gains)/losses on foreign currency transactions (1)	$(328)	$443
(Gains)/losses on derivative instruments (1)	423	(442)
Interest income	(152)	(191)
Net (gains)/losses from securities and investment assets	(9)	29
Retirement-related costs/(income)	96	23
Other	(31)	(26)
Total other (income) and expense	$(1)	$(165)

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

Notes to Consolidated Financial Statements — (continued)
7. Earnings Per Share of Common Stock:
The following tables provide the computation of basic and diluted earnings per share of common stock for the three months ended March 31, 2026 and 2025.

($ in millions, except per share amounts)
For the three months ended March 31:	2026	2025
Number of shares on which basic earnings per share is calculated:
Weighted-average shares outstanding during period	938,533,632	928,006,724
Add — Incremental shares under stock-based compensation plans	11,674,968	15,220,862
Add — Incremental shares associated with contingently issuable shares	1,922,457	2,140,642
Number of shares on which diluted earnings per share is calculated	952,131,057	945,368,229

Income from continuing operations	$1,216	$1,054
Income from discontinued operations, net of tax	0	1
Net income on which basic and dilutive earnings per share is calculated	$1,216	$1,055

Earnings per share of common stock:
Assuming dilution
Continuing operations	$1.28	$1.12
Discontinued operations	0.00	0.00
Total	$1.28	$1.12
Basic
Continuing operations	$1.30	$1.14
Discontinued operations	0.00	0.00
Total	$1.30	$1.14
Stock options to purchase 27,885 shares and 1,859,582 shares were outstanding as of March 31, 2026 and 2025, respectively, but were not included in the computation of diluted earnings per share because the exercise price of the options during the respective period was greater than the average market price of the common shares, and therefore, the effect would have been antidilutive.

Notes to Consolidated Financial Statements — (continued)
8. Financial Assets & Liabilities:
Fair Value Measurements
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The company classifies certain assets and liabilities based on the following fair value hierarchy:
•Level 1 – Quoted prices (unadjusted) in active markets for identical assets or liabilities that can be accessed at the measurement date;
•Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly; and
•Level 3 – Unobservable inputs for the asset or liability.
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
Available-for-sale securities are measured for impairment on a recurring basis by comparing the security’s fair value with its amortized cost basis. If the fair value of the security falls below its amortized cost basis, the change in fair value is recognized in the period the impairment is identified when the loss is due to credit factors. The change in fair value due to non-credit factors is recorded in other comprehensive income when the company does not intend to sell and has the ability to hold the investment. The company’s standard practice is to hold all of its debt security investments classified as available-for-sale until maturity. No impairments for credit losses and no material non-credit impairments were recorded for the three months ended March 31, 2026 and 2025, respectively.
Certain non-financial assets such as property, plant and equipment, operating right-of-use assets, goodwill and intangible assets are also subject to nonrecurring fair value measurements if they are deemed to be impaired. The impairment models used for non-financial assets depend on the type of asset. There were no material impairments of non-financial assets for the three months ended March 31, 2026 and 2025, respectively.

Notes to Consolidated Financial Statements — (continued)
The following table presents the company’s financial assets and financial liabilities that are measured at fair value on a recurring basis at March 31, 2026 and December 31, 2025.

	Fair Value Hierarchy Level	At March 31, 2026		At December 31, 2025
($ in millions)		Assets (4)	Liabilities (5)	Assets (4)	Liabilities (5)
Cash equivalents: (1)
Time deposits, certificates of deposit and other (2)	2	$3,066	N/A	$7,072	N/A
Money market funds	1	1,934	N/A	413	N/A
Total cash equivalents		$5,000	N/A	$7,485	N/A
Debt securities — current (2) (3)	2	964	N/A	830	N/A
Debt securities — noncurrent	2,3	9	N/A	9	N/A
Derivatives designated as hedging instruments:
Interest rate contracts	2	1	195	2	171
Foreign exchange contracts	2	738	399	545	325
Derivatives not designated as hedging instruments:
Foreign exchange contracts	2	11	37	12	14
Equity contracts	2	0	62	34	3
Total		$6,724	$693	$8,916	$513

(1)Included within cash and cash equivalents in the Consolidated Balance Sheet.
(2)Available-for-sale debt securities with carrying values that approximate fair value.
(3)Term deposits and government securities that are reported within marketable securities in the Consolidated Balance Sheet.
(4)The gross balances of derivative assets contained within prepaid expenses and other current assets, and investments and sundry assets in the Consolidated Balance Sheet at March 31, 2026 were $568 million and $182 million, respectively, and at December 31, 2025 were $232 million and $361 million, respectively.
(5)The gross balances of derivative liabilities contained within other accrued expenses and liabilities, and other liabilities in the Consolidated Balance Sheet at March 31, 2026 were $254 million and $439 million, respectively, and at December 31, 2025 were $254 million and $259 million, respectively.
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
Loans and Long-Term Receivables
Fair values are based on discounted future cash flows using current interest rates offered for similar loans to clients with similar credit ratings for the same remaining maturities. At March 31, 2026 and December 31, 2025, the difference between the carrying amount and estimated fair value for loans and long-term receivables was not material. If measured at fair value in the financial statements, these financial instruments would be classified as Level 3 in the fair value hierarchy.

Notes to Consolidated Financial Statements — (continued)
Long-Term Debt
The majority of the company’s long-term debt portfolio is comprised of publicly traded debt, and its fair value is based on quoted market prices for the identical liability when traded as an asset in an active market (Level 1). For other long-term debt (including long-term finance lease liabilities) for which a quoted market price is not available, an expected present value technique that uses rates currently available to the company for debt with similar terms and remaining maturities is used to estimate fair value (Level 2). The carrying amount of long-term debt was $57,706 million and $54,836 million, and the estimated fair value was $54,373 million and $52,703 million at March 31, 2026 and December 31, 2025, respectively.
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
A summary of the components of the company’s financing receivables is presented as follows:

	Client Financing Receivables
	Client Loan and Installment Payment Receivables	Investment in Sales-Type and Direct Financing
			Commercial Financing Receivables
($ in millions)			Held for	Held for
At March 31, 2026	(Loans)	Leases	Investment	Sale (1)	Total
Financing receivables, gross	$8,822	$4,165	$574	$743	$14,304
Unearned income	(679)	(456)	—	—	(1,136)
Unguaranteed residual value	—	482	—	—	482
Amortized cost	$8,143	$4,191	$574	$743	$13,651
Allowance for credit losses	(64)	(59)	(5)	—	(128)
Total financing receivables, net	$8,079	$4,132	$569	$743	$13,523
Current portion	$3,920	$1,277	$569	$743	$6,509
Noncurrent portion	$4,158	$2,855	$—	$—	$7,014

	Client Financing Receivables
	Client Loan and Installment Payment Receivables	Investment in Sales-Type and Direct Financing
			Commercial Financing Receivables
($ in millions)			Held for	Held for
At December 31, 2025	(Loans)	Leases	Investment	Sale (1)	Total
Financing receivables, gross	$9,634	$4,338	$1,865	$1,131	$16,968
Unearned income	(710)	(479)	—	—	(1,189)
Unguaranteed residual value	—	545	—	—	545
Amortized cost	$8,925	$4,403	$1,865	$1,131	$16,324
Allowance for credit losses	(69)	(67)	(5)	—	(141)
Total financing receivables, net	$8,856	$4,336	$1,861	$1,131	$16,184
Current portion	$4,226	$1,257	$1,861	$1,131	$8,475
Noncurrent portion	$4,630	$3,079	$—	$—	$7,708

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
Financing receivables pledged as collateral for secured borrowings were $88 million and $84 million at March 31, 2026 and December 31, 2025, respectively. These borrowings are included in note 12, “Borrowings.”
Transfer of Financial Assets
The company has an existing agreement with a third-party investor to sell up to $1.3 billion of IBM short-term commercial financing receivables on a revolving basis. In addition, the company enters into agreements with third-party financial institutions to sell certain of its client financing receivables, including both loan and lease receivables, for cash proceeds. There were no material client financing receivables transferred for the three months ended March 31, 2026 and 2025.
The following table presents the total amount of commercial financing receivables transferred.

($ in millions)
For the three months ended March 31:	2026	2025
Commercial financing receivables:
Receivables transferred during the period	$2,262	$1,942
Receivables uncollected at end of period (1)	$690	$680

(1)Of the total amount of commercial financing receivables sold and derecognized from the Consolidated Balance Sheet, the amounts presented remained uncollected from business partners as of March 31, 2026 and 2025.
The transfer of these receivables qualified as true sales and therefore reduced financing receivables. For the three months ended March 31, 2026 and 2025, the net loss, including fees, associated with the transfer of commercial financing receivables was not material, and is included in other (income) and expense in the Consolidated Income Statement. For the company’s policy on determining treatment for transfer of financial assets, refer to note A, “Significant Accounting Policies,” in the company’s 2025 Annual Report.
Financing Receivables by Portfolio Segment
The following tables present the amortized cost basis for client financing receivables at March 31, 2026 and December 31, 2025, further segmented by three classes: Americas, Europe/Middle East/Africa (EMEA) and Asia Pacific. The commercial financing receivables portfolio segment is excluded from the tables in the sections below as the receivables are short term in nature and the current estimated risk of loss and resulting impact to the company’s financial results are not material.

($ in millions)
At March 31, 2026:	Americas	EMEA	Asia Pacific	Total
Amortized cost	$6,761	$3,998	$1,575	$12,334
Allowance for credit losses:
Beginning balance at January 1, 2026	$69	$60	$7	$136
Write-offs	(5)	0	—	(5)
Recoveries	0	0	—	0
Additions/(releases)	1	(8)	0	(7)
Other (1)	0	(1)	0	(1)
Ending balance at March 31, 2026	$66	$51	$7	$123

(1)Primarily represents translation adjustments.

Notes to Consolidated Financial Statements — (continued)

($ in millions)
At December 31, 2025:	Americas	EMEA	Asia Pacific	Total
Amortized cost	$7,278	$4,440	$1,610	$13,328
Allowance for credit losses:
Beginning balance at January 1, 2025	$69	$45	$9	$123
Write-offs	(16)	(1)	(5)	(22)
Recoveries	0	0	0	1
Additions/(releases)	10	10	2	22
Other (1)	7	6	0	13
Ending balance at December 31, 2025	$69	$60	$7	$136

(1)Primarily represents translation adjustments.
When determining the allowances, financing receivables are evaluated either on an individual or a collective basis. For the company’s policy on determining allowances for credit losses, refer to note A, “Significant Accounting Policies,” in the company’s 2025 Annual Report.
The company’s total past due financing receivables, including client financing receivables amortized cost aged over 90 days and still accruing and amortized cost not accruing, at March 31, 2026 and December 31, 2025 were not material.
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
The following tables present the amortized cost basis for client financing receivables by credit quality indicator at March 31, 2026 and December 31, 2025, respectively. Receivables with a credit quality indicator ranging from Aaa to Baa3 are considered investment grade. All others are considered non-investment grade. The credit quality indicators reflect mitigating credit enhancement actions taken by customers which reduce the risk to IBM. Gross write-offs by vintage year at March 31, 2026 and December 31, 2025 were not material.

($ in millions)	Americas		EMEA		Asia Pacific
At March 31, 2026:	Aaa – Baa3	Ba1 – C	Aaa – Baa3	Ba1 – C	Aaa – Baa3	Ba1 – C
Vintage year:
2026	$646	$116	$180	$194	$270	$38
2025	3,418	540	1,882	432	560	79
2024	974	171	565	234	282	41
2023	524	124	194	115	146	8
2022	151	14	72	51	112	13
2021 and prior	35	49	35	44	20	4
Total	$5,748	$1,013	$2,928	$1,070	$1,391	$184

Notes to Consolidated Financial Statements — (continued)

($ in millions)	Americas		EMEA		Asia Pacific
At December 31, 2025:	Aaa – Baa3	Ba1 – C	Aaa – Baa3	Ba1 – C	Aaa – Baa3	Ba1 – C
Vintage year:
2025	$3,979	$644	$2,223	$501	$777	$93
2024	1,142	220	715	296	330	46
2023	708	181	262	143	177	9
2022	237	27	118	74	126	17
2021	73	4	42	8	25	1
2020 and prior	15	49	15	41	5	4
Total	$6,153	$1,125	$3,376	$1,064	$1,440	$170
Modifications
The company did not have any significant modifications due to clients experiencing financial difficulty during the three months ended March 31, 2026 or for the year ended December 31, 2025.
10. Leases:
Accounting for Leases as a Lessor
The following table presents amounts included in the Consolidated Income Statement related to lessor activity.

($ in millions)
For the three months ended March 31:	2026	2025
Lease income — sales-type and direct financing leases:
Sales-type lease selling price	$170	$70
Less: Carrying value of underlying assets (1)	(49)	(30)
Gross profit	122	41
Interest income on lease receivables	67	61
Total sales-type and direct financing lease income	189	101
Lease income — operating leases	13	11
Variable lease income	20	12
Total lease income	$221	$124

(1)Excludes unguaranteed residual value.

Notes to Consolidated Financial Statements — (continued)
11. Intangible Assets Including Goodwill:
Intangible Assets
The following tables present the company's intangible asset balances by major asset class.

	At March 31, 2026
($ in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount (1)
Intangible asset class:
Capitalized software	$1,419	$(455)	$963
Client relationships	13,352	(5,878)	7,474
Completed technology	8,953	(4,302)	4,651
Patents/trademarks	2,143	(698)	1,445
Other (2)	139	(49)	90
Total	$26,006	$(11,382)	$14,624

	At December 31, 2025
($ in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount (1)
Intangible asset class:
Capitalized software	$1,388	$(424)	$964
Client relationships	11,261	(5,602)	5,659
Completed technology	7,399	(4,096)	3,304
Patents/trademarks	2,030	(665)	1,365
Other (2)	139	(40)	99
Total	$22,218	$(10,827)	$11,391

(1)Amounts at March 31, 2026 and December 31, 2025 include a decrease in the net intangible asset balance of $24 million and an increase in the net intangible asset balance of $182 million, respectively, due to foreign currency translation.
(2)Other intangibles are primarily acquired proprietary and non-proprietary technology licenses, data, business processes, methodologies and systems.
The net carrying amount of intangible assets increased $3,232 million during the first three months of 2026, primarily due to additions of acquired intangibles from Confluent of $3,834 million in the first quarter of 2026 and additions of capitalized software, partially offset by intangible asset amortization. The aggregate intangible asset amortization expense was $719 million and $641 million for the three months ended March 31, 2026 and 2025, respectively. During the three months ended March 31, 2026, the company retired $119 million of fully amortized intangible assets, impacting both the gross carrying amount and accumulated amortization by this amount.
The future amortization expense relating to intangible assets currently recorded in the Consolidated Balance Sheet was estimated to be the following at March 31, 2026:

($ in millions)	Capitalized Software	Acquired Intangibles	Total
Remainder of 2026	$389	$2,035	$2,424
2027	377	2,668	3,046
2028	186	2,363	2,549
2029	11	1,680	1,691
2030	—	1,240	1,240
Thereafter	—	3,674	3,674

Notes to Consolidated Financial Statements — (continued)
Goodwill
The changes in the goodwill balances by segment for the three months ended March 31, 2026 and for the year ended December 31, 2025 were as follows:

($ in millions)	Balance	Goodwill Additions	Purchase Price Adjustments		Foreign Currency Translation and Other Adjustments (1)	Balance
Segment	1/1/2026			Divestitures		3/31/2026
Software	$52,987	$7,136	$1	$—	$(175)	$59,950
Consulting	10,341	89	(18)	—	(36)	10,376
Infrastructure	4,389	—	1	—	(6)	4,383
Other	—	—	—	—	—	—
Total	$67,717	$7,225	$(17)	$—	$(217)	$74,709

($ in millions)	Balance	Goodwill Additions	Purchase Price Adjustments		Foreign Currency Translation and Other Adjustments (1)	Balance
Segment	1/1/2025			Divestitures		12/31/2025
Software	$47,136	$5,004	$(8)	$—	$855	$52,987
Consulting	9,206	908	10	—	217	10,341
Infrastructure	4,363	—	0	0	26	4,389
Other	—	—	—	—	—	—
Total	$60,706	$5,912	$1	$0	$1,098	$67,717

(1)Primarily driven by foreign currency translation.
Goodwill additions recorded in the three months ended March 31, 2026 were driven by the acquisition of Confluent. Refer to note 5, “Acquisitions & Divestitures,” for additional information.
There were no goodwill impairment losses recorded during the three months ended March 31, 2026 or the year ended December 31, 2025 and the company has no accumulated impairment losses. Purchase price adjustments recorded during the three months ended March 31, 2026 and the year ended December 31, 2025 were related to acquisitions that were still subject to the measurement period that ends at the earlier of 12 months from the acquisition date or when information becomes available. Net purchase price adjustments recorded in the three months ended March 31, 2026 and the year ended December 31, 2025 were not material.
12. Borrowings:
Short-Term Debt
The company's total short-term debt at March 31, 2026 and December 31, 2025 was $8,655 million and $6,424 million, respectively, and primarily consisted of current maturities of long-term debt detailed in “Long-Term Debt” below. Included in the March 31, 2026 short-term debt balance is $1,100 million of debt acquired in the Confluent acquisition in March, which was settled on April 15, 2026 (refer to note 5, "Acquisitions & Divestitures," for additional information).

Notes to Consolidated Financial Statements — (continued)
Long-Term Debt
Pre-Swap Borrowing

		Balance	Balance
($ in millions)	Maturities	3/31/2026	12/31/2025
U.S. dollar debt (weighted-average interest rate at March 31, 2026): (1) (2)
3.3%	2026	$3,000	$5,800
3.3%	2027	4,119	4,119
4.8%	2028	2,318	2,319
3.7%	2029	4,256	3,757
3.2%	2030	2,384	2,355
4.5%	2031	1,000	500
4.6%	2032	2,700	2,700
4.7%	2033	1,250	750
4.9%	2034	1,000	1,000
5.2%	2035	900	900
5.0%	2036	1,000	—
8.0%	2038	83	83
4.5%	2039	2,745	2,745
2.9%	2040	650	650
4.0%	2042	1,107	1,107
5.3%	2044	1,000	1,000
7.0%	2045	27	27
4.7%	2046	650	650
4.3%	2049	3,000	3,000
3.0%	2050	750	750
4.2%	2052	1,400	1,400
5.1%	2053	650	650
5.3%	2054	1,400	1,400
5.7%	2055	1,000	1,000
5.8%	2056	750	—
7.1%	2096	316	316
		$39,456	$38,979
Euro debt (weighted-average interest rate at March 31, 2026): (1)
2.3%	2027	$2,304	$2,349
1.1%	2028	2,937	2,114
1.5%	2029	1,152	1,174
1.7%	2030	2,016	2,055
2.8%	2031	4,031	2,936
0.7%	2032	1,843	1,879
3.2%	2033	1,267	1,292
2.4%	2034	2,304	1,174
3.8%	2035	1,152	1,174
3.5%	2037	1,037	1,057
3.9%	2038	864	—
1.2%	2040	979	998
4.0%	2043	1,152	1,174
3.8%	2045	864	881
		$23,901	$20,258
Other currencies (weighted-average interest rate at March 31, 2026): (1)
Pound sterling (4.9%)	2038	$990	$1,009
Japanese yen (1.2%)	2026–2028	798	811
Other (13.7%)	2026–2027	53	78
		$65,198	$61,134
Finance lease obligations (5.1% weighted-average interest rate at March 31, 2026)	2026–2035	1,139	1,153
		$66,337	$62,286
Less: net unamortized discount		809	806
Less: net unamortized debt issuance costs		203	185
Add: fair value adjustment (3)		(65)	(36)
		$65,260	$61,259
Less: current maturities		7,554	6,424
Total		$57,706	$54,836

(1)Includes notes, debentures, bank loans and secured borrowings.
(2)Includes a total of $4.9 billion from the 2024 issuance of U.S. dollar fixed rate notes by IBM International Capital Pte. Ltd (IIC), a 100-percent owned finance subsidiary of IBM. The notes are fully and unconditionally guaranteed by IBM and no other subsidiary of IBM guarantees the notes.
(3)The portion of the company’s fixed-rate debt obligations that is hedged is reflected in the Consolidated Balance Sheet as an amount equal to the sum of the debt’s carrying value and a fair value adjustment representing changes in the fair value of the hedged debt obligations attributable to movements in benchmark interest rates.

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
On February 3, 2026, the company issued $3.25 billion of U.S. dollar fixed-rate notes in tranches with maturities ranging from 3 to 30 years and coupons ranging from 4.0 to 5.8 percent; and $3.3 billion of Euro fixed-rate notes in tranches with maturities ranging from 5 to 12 years and coupons ranging from 3.0 to 3.85 percent; and $0.9 billion of Euro floating-rate notes with a maturity of 2 years.
Pre-swap annual contractual obligations of long-term debt outstanding at March 31, 2026, were as follows:

($ in millions)	Total
Remainder of 2026	$3,533
2027	6,724
2028	6,027
2029	5,586
2030	4,460
Thereafter	40,007
Total	$66,337
Interest on Debt

($ in millions)
For the three months ended March 31:	2026	2025
Cost of financing	$111	$87
Interest expense	473	455
Interest capitalized	1	2
Total interest paid and accrued	$585	$544
Lines of Credit
The company has a $2.5 billion Three-Year Credit Agreement and $7.5 billion Five-Year Credit Agreement (the Credit Agreements) with maturity dates of June 20, 2028 and June 22, 2030, respectively. The Credit Agreements permit the company and its subsidiary borrowers to borrow up to $10 billion on a revolving basis. At March 31, 2026, there were no borrowings by the company, or its subsidiaries, under these credit facilities.

Notes to Consolidated Financial Statements — (continued)

13. Commitments:
The company’s extended lines of credit to third-party entities include unused amounts of $2.2 billion and $1.7 billion at March 31, 2026 and December 31, 2025, respectively. In addition, the company has committed to provide future financing to its clients in connection with client purchase agreements for $1.8 billion and $1.9 billion at March 31, 2026 and December 31, 2025, respectively. The company collectively evaluates the allowance for these arrangements using a provision methodology consistent with the portfolio of the commitments. Refer to note A, “Significant Accounting Policies,” in the company’s 2025 Annual Report for additional information. The allowance for these commitments recorded in other liabilities in the Consolidated Balance Sheet at March 31, 2026 and December 31, 2025 was not material.
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
In addition, the company guarantees certain loans and financial commitments. The maximum potential future payment under these financial guarantees and the fair value of these guarantees recognized in the Consolidated Balance Sheet at March 31, 2026 and December 31, 2025 were not material.
Changes in the company’s warranty liability for standard warranties, which are included in other accrued expenses and liabilities and other liabilities in the Consolidated Balance Sheet, are presented in the following table. The company's extended warranty liability, which is included in deferred income in the Consolidated Balance Sheet, was not material for the periods presented.
Standard Warranty Liability

($ in millions)	2026	2025
Balance at January 1	$95	$76
Current-period accruals	19	16
Accrual adjustments to reflect actual experience	0	14
Charges incurred	(22)	(21)
Balance at March 31	$93	$85

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
The company records a provision with respect to a claim, suit, investigation or proceeding when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Any recorded liabilities, including any changes to such liabilities for the quarter ended March 31, 2026 were not material to the Consolidated Financial Statements.
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
15. Equity Activity:
Reclassifications and Taxes Related to Items of Other Comprehensive Income

($ in millions)	Before Tax Amount	Tax (Expense)/ Benefit	Net of Tax Amount
For the three months ended March 31, 2026:
Other comprehensive income/(loss):
Foreign currency translation adjustments	$136	$(116)	$20
Net unrealized gains/(losses) on available-for-sale securities	$0	$0	$0
Unrealized gains/(losses) on cash flow hedges:
Unrealized gains/(losses) arising during the period	$(175)	$42	$(133)
Reclassification of (gains)/losses to:
Cost of services	15	(4)	11
Cost of sales	(1)	1	0
Cost of financing	1	0	1
SG&A expense	1	0	1
Other (income) and expense	320	(80)	240
Interest expense	6	(1)	4
Total unrealized gains/(losses) on cash flow hedges	$167	$(43)	$124
Retirement-related benefit plans: (1)
Prior service costs/(credits)	$—	$—	$—
Net gains/(losses) arising during the period	1	0	1
Curtailments and settlements	2	0	1
Amortization of prior service costs/(credits)	9	(2)	7
Amortization of net (gains)/losses	198	(52)	146
Total retirement-related benefit plans	$209	$(54)	$155
Other comprehensive income/(loss)	$512	$(213)	$299

(1)These accumulated other comprehensive income (AOCI) components are included in the computation of net periodic pension cost. Refer to note 18, “Retirement-Related Benefits,” for additional information.

Notes to Consolidated Financial Statements — (continued)
Reclassifications and Taxes Related to Items of Other Comprehensive Income

($ in millions)	Before Tax Amount	Tax (Expense)/ Benefit	Net of Tax Amount
For the three months ended March 31, 2025:
Other comprehensive income/(loss):
Foreign currency translation adjustments	$(343)	$203	$(139)
Net unrealized gains/(losses) on available-for-sale securities	$8	$(2)	$6
Unrealized gains/(losses) on cash flow hedges:
Unrealized gains/(losses) arising during the period	$(58)	$16	$(42)
Reclassification of (gains)/losses to:
Cost of services	2	0	2
Cost of sales	(8)	2	(5)
Cost of financing	1	0	1
SG&A expense	(3)	1	(2)
Other (income) and expense	(322)	81	(241)
Interest expense	6	(2)	5
Total unrealized gains/(losses) on cash flow hedges	$(382)	$98	$(283)
Retirement-related benefit plans: (1)
Prior service costs/(credits)	$0	$0	$0
Net gains/(losses) arising during the period	0	0	0
Curtailments and settlements	2	0	2
Amortization of prior service costs/(credits)	(2)	1	(1)
Amortization of net (gains)/losses	151	(41)	111
Total retirement-related benefit plans	$151	$(40)	$111
Other comprehensive income/(loss)	$(566)	$259	$(306)

(1)These AOCI components are included in the computation of net periodic pension cost. Refer to note 18, “Retirement-Related Benefits,” for additional information.

Notes to Consolidated Financial Statements — (continued)
Accumulated Other Comprehensive Income/(Loss) (net of tax)

($ in millions)	Foreign Currency Translation Adjustments (1)	Net Unrealized Gains/(Losses) on Available- For-Sale Securities	Net Unrealized Gains/(Losses) on Cash Flow Hedges	Net Change Retirement- Related Benefit Plans	Accumulated Other Comprehensive Income/(Loss)
January 1, 2026	$(3,956)	$0	$(157)	$(11,600)	$(15,713)
Other comprehensive income before reclassifications	20	0	(133)	1	(113)
Amount reclassified from accumulated other comprehensive income	—	—	258	154	412
Total change for the period	$20	$0	$124	$155	$299
March 31, 2026	$(3,936)	$(1)	$(32)	$(11,445)	$(15,415)

($ in millions)	Foreign Currency Translation Adjustments (1)	Net Unrealized Gains/(Losses) on Available- For-Sale Securities	Net Unrealized Gains/(Losses) on Cash Flow Hedges	Net Change Retirement- Related Benefit Plans	Accumulated Other Comprehensive Income/(Loss)
January 1, 2025	$(3,512)	$0	$237	$(11,994)	$(15,269)
Other comprehensive income before reclassifications	(139)	6	(42)	0	(176)
Amount reclassified from accumulated other comprehensive income	—	—	(241)	111	(130)
Total change for the period	$(139)	$6	$(283)	$111	$(306)
March 31, 2025	$(3,651)	$6	$(46)	$(11,884)	$(15,575)

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
The company does not offset derivative assets against liabilities in master netting arrangements. If derivative exposures covered by a qualifying master netting agreement had been netted in the Consolidated Balance Sheet at March 31, 2026 and December 31, 2025, the total derivative asset and liability positions each would have been reduced by $422 million and $285 million, respectively. The company restricts the use of cash collateral received to rehypothecation, and therefore reports it in restricted cash. Receivables and payables recognized upon payment or receipt of cash collateral against the fair values of the related derivative instruments, including the amount rehypothecated, are recognized on a gross basis in the Consolidated Balance Sheet and were not material for all periods presented.

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
Interest Rate Risk
Fixed and Variable Rate Borrowings
The company issues debt in the global capital markets to fund its operations and financing business. Access to cost-effective financing can result in interest rate mismatches with the underlying assets. To manage these mismatches and to reduce overall interest cost, the company uses interest-rate swaps to convert specific fixed-rate debt issuances into variable-rate debt. At both March 31, 2026 and December 31, 2025, the total notional amount of the company’s interest-rate swaps was $6.7 billion. The weighted-average remaining maturity of these instruments at March 31, 2026 and December 31, 2025 was approximately 3.2 years and 3.5 years, respectively. These interest-rate contracts were accounted for as fair value hedges.
Foreign Exchange Risk
Long-Term Investments in Foreign Subsidiaries (Net Investment)
A large portion of the company’s foreign currency denominated debt portfolio is designated as a hedge of net investment in major foreign subsidiaries to reduce the volatility in stockholders’ equity caused by changes in foreign currency exchange rates in the subsidiaries' functional currency with respect to the U.S. dollar. At March 31, 2026 and December 31, 2025, the carrying value of debt designated as hedging instruments was $16.5 billion and $16.4 billion, respectively. The company also uses foreign currency derivatives, which may include forward contracts, long-term cross currency swaps, and options, for this risk management purpose. At March 31, 2026 and December 31, 2025, the total notional amount of derivative instruments designated as net investment hedges was $7.1 billion and $6.9 billion, respectively. At both March 31, 2026 and December 31, 2025, the weighted-average remaining maturity of these instruments was less than one year.
Anticipated Royalties and Cost Transactions
The company’s operations generate significant nonfunctional currency, third-party vendor payments and intercompany payments for royalties and goods and services among the company’s non-U.S. subsidiaries and with the company. In anticipation of these foreign currency cash flows and in view of the volatility of the currency markets, the company selectively employs forward contracts to manage its currency risk. These forward contracts are accounted for as cash flow hedges. At March 31, 2026, the maximum remaining length of time over which the company hedged its exposure is approximately two years. At March 31, 2026 and December 31, 2025, the total notional amount of forward contracts designated as cash flow hedges of forecasted royalty and cost transactions was $11.3 billion and $10.8 billion, respectively. At both March 31, 2026 and December 31, 2025, the weighted-average remaining maturity of these instruments was less than one year.

Notes to Consolidated Financial Statements — (continued)
At March 31, 2026 and December 31, 2025, in connection with cash flow hedges of anticipated royalties and cost transactions, there were unrealized net gains (before taxes) of $180 million and $4 million, respectively, deferred in AOCI. The company estimates that $145 million of the deferred net gains (before taxes) on derivatives in AOCI at March 31, 2026 will be reclassified to net income within the next 12 months, providing an offsetting economic impact against the underlying anticipated transactions.
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
At March 31, 2026, the maximum length of time remaining over which the company hedged its exposure was approximately five years. At March 31, 2026 and December 31, 2025, the total notional amount of derivative instruments designated as cash flow hedges of foreign-currency denominated debt was $9.2 billion and $4.8 billion, respectively.
At March 31, 2026 and December 31, 2025, in connection with forward contracts, there were unrealized net losses (before taxes) of $63 million and $48 million, respectively, deferred in AOCI. Approximately $141 million of losses (before taxes) related to the initial forward points excluded from the assessment of hedge effectiveness is expected to be amortized to other (income) and expense within the next 12 months.
Subsidiary Cash and Foreign Currency Asset/Liability Management
The company uses its Global Treasury Centers to manage the cash of its subsidiaries. These centers principally use currency swaps to convert cash flows in a cost-effective manner. In addition, the company uses forward contracts to economically hedge, on a net basis, the foreign currency exposure of a portion of the company’s nonfunctional currency assets and liabilities. The terms of these forward and swap contracts are generally less than one year. The changes in the fair values of these contracts and of the underlying hedged exposures are generally offsetting and are recorded in other (income) and expense in the Consolidated Income Statement. At March 31, 2026 and December 31, 2025, the total notional amount of derivative instruments in economic hedges of foreign currency exposure was $6.9 billion and $6.4 billion, respectively.
Equity Risk Management
The company is exposed to market price changes in certain broad market indices and in the company’s own stock primarily related to certain obligations to employees. Changes in the overall value of these employee compensation obligations are recorded in SG&A expense in the Consolidated Income Statement. Although not designated as accounting hedges, the company utilizes derivatives, including equity swaps and futures, to economically hedge the exposures related to its employee compensation obligations. The derivatives are linked to the total return on certain broad market indices or the total return on the company’s common stock, and are recorded at fair value with gains or losses also reported in SG&A expense in the Consolidated Income Statement. At March 31, 2026 and December 31, 2025, the total notional amount of derivative instruments in economic hedges of these compensation obligations was $1.4 billion and $1.5 billion, respectively.

Notes to Consolidated Financial Statements — (continued)
Cumulative Basis Adjustments for Fair Value Hedges
At March 31, 2026 and December 31, 2025, the following amounts were recorded in the Consolidated Balance Sheet related to cumulative basis adjustments for fair value hedges:

($ in millions)	March 31, 2026	December 31, 2025
Short-term debt:
Carrying amount of the hedged item	$(493)	$—
Cumulative hedging adjustments included in the carrying amount — assets/(liabilities)	7	—
Long-term debt:
Carrying amount of the hedged item	(6,136)	(6,656)
Cumulative hedging adjustments included in the carrying amount — assets/(liabilities) (1)	58	36

(1)Includes $(107) million and $(114) million of hedging adjustments on discontinued hedging relationships at March 31, 2026 and December 31, 2025, respectively.
Effect of Derivatives in the Consolidated Income Statement and Other Comprehensive Income (OCI)
The total effect of fair value hedges, cash flow hedges, net investment hedges and derivatives not designated as hedging instruments are summarized by income and expense line items as follows:

($ in millions)	(Gains)/Losses of Total Hedge Activity
Three Months Ended March 31,	2026	2025
Cost of services	$15	$2
Cost of sales	(1)	(8)
Cost of financing	(1)	0
SG&A expense	67	31
Other (income) and expense (1)	423	(442)
Interest expense	(5)	(2)

(1)Primarily driven by currency gains and losses on the company's foreign currency derivatives hedging programs. Refer to note 6, "Other (Income) and Expense," for additional information.

Notes to Consolidated Financial Statements — (continued)

	(Gains)/Losses Recognized in Consolidated Income Statement
($ in millions)	Consolidated Income Statement Line Item	Recognized on Derivatives		Attributable to Risk Being Hedged (1)
For the three months ended March 31:		2026	2025	2026	2025
Derivative instruments in fair value hedges: (2)
Interest rate contracts	Cost of financing	$7	$(11)	$(5)	$14
	Interest expense	30	(59)	(23)	72
Derivative instruments not designated as hedging instruments:
Foreign exchange contracts	Other (income) and expense	103	(120)	N/A	N/A
Equity contracts	SG&A expense	66	34	N/A	N/A
Total		$206	$(156)	$(29)	$86

	Effects of Derivatives Recognized in Consolidated Income Statement and OCI
				(Gains)/Losses
($ in millions)	Gains/(Losses) Recognized in OCI		Consolidated Income Statement Line Item	Reclassified from AOCI		Amounts Excluded from Effectiveness Testing (3)
For the three months ended March 31:	2026	2025		2026	2025	2026	2025
Derivative instruments in cash flow hedges:
Interest rate contracts	$—	$—	Cost of financing	$1	$1	N/A	N/A
			Interest expense	3	3	N/A	N/A
Foreign exchange contracts
Amount included in the assessment of effectiveness	(129)	42	Cost of services	15	2	N/A	N/A
			Cost of sales	(1)	(8)	N/A	N/A
			Cost of financing	1	1	N/A	N/A
			SG&A expense	1	(3)	N/A	N/A
			Other (income) and expense	289	(348)	N/A	N/A
			Interest expense	3	3	N/A	N/A
Amount excluded from the assessment of effectiveness	(46)	(101)	Other (income) and expense	N/A	N/A	32	26
Instruments in net investment hedges: (4)
Foreign exchange contracts
Amount included in the assessment of effectiveness	450	(820)
Amount excluded from the assessment of effectiveness	14	12	Cost of financing	N/A	N/A	(4)	(4)
			Interest expense	N/A	N/A	(18)	(22)
Total	$289	$(867)		$311	$(350)	$10	$0

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

($ in millions)
For the three months ended March 31:	2026	2025
Cost	$76	$65
Selling, general and administrative	270	217
Research and development	160	119
Pre-tax stock-based compensation cost	506	401
Income tax benefits	(207)	(194)
Total net stock-based compensation cost	$299	$207
Pre-tax stock-based compensation cost for the three months ended March 31, 2026 increased $105 million compared to the corresponding period in the prior year primarily due to increases in restricted stock units ($50 million) and performance share units ($47 million). The increases reflect the company's annual cycle for employees, improved attainment of targets related to performance share units and the issuance and assumption of stock-based compensation awards in connection with recent acquisitions.
Total unrecognized compensation cost related to non-vested awards at March 31, 2026 was $2.9 billion and is expected to be recognized over a weighted-average period of approximately 2.3 years.
18. Retirement-Related Benefits:
The company offers DB pension plans, defined contribution (DC) plans, as well as nonpension postretirement plans primarily consisting of retiree medical benefits.
Cost/(Income) of Retirement Plans
The following table provides the components of the cost/(income) for the company’s retirement-related benefit plans.

($ in millions)	U.S. Plans		Non-U.S. Plans
For the three months ended March 31:	2026	2025	2026	2025
Service cost	$86	$88	$44	$41
Interest cost (1)	180	187	290	251
Expected return on plan assets (1)	(266)	(268)	(363)	(345)
Amortization of prior service costs/(credits) (1)	—	—	16	5
Recognized actuarial losses (1)	122	70	76	81
Curtailments and settlements (1)	—	—	2	2
Multi-employer plans	—	—	3	3
Other costs/(credits) (1)	—	—	11	8
Total net periodic pension (income)/cost of defined benefit plans	$122	$77	$78	$47
Cost of defined contribution plans	15	14	103	96
Total defined benefit pension and defined contribution plans cost recognized in the Consolidated Income Statement	$137	$90	$180	$143

(1)These components of net periodic pension cost are included in other (income) and expense in the Consolidated Income Statement.

Notes to Consolidated Financial Statements — (continued)
Cost of Nonpension Postretirement Plans
The following table provides the components of the cost for the company’s nonpension postretirement plans.

($ in millions)	U.S. Plan		Non-U.S. Plans
For the three months ended March 31:	2026	2025	2026	2025
Service cost	$0	$0	$0	$0
Interest cost (1)	25	28	12	10
Expected return on plan assets (1)	—	—	0	0
Amortization of prior service costs/(credits) (1)	(7)	(7)	0	0
Recognized actuarial losses (1)	1	—	0	0
Total nonpension postretirement plans cost recognized in the Consolidated Income Statement	$19	$22	$12	$11

(1)These components of net periodic pension cost are included in other (income) and expense in the Consolidated Income Statement.
Plan Contributions
The company does not anticipate any significant changes to the expected plan contributions in 2026 from the amounts disclosed in the 2025 Annual Report. The table below includes contributions to the following plans:

($ in millions)	Plan Contributions
For the three months ended March 31:	2026	2025
U.S. nonpension postretirement benefit plan	$70	$70
Non-U.S. DB and multi-employer plans (1)	19	1
Total plan contributions	$90	$70

(1)Amounts reported net of refunds.
The U.S. nonpension postretirement benefit plan contributions in the table above were made in U.S. Treasury securities. Additionally, during the three months ended March 31, 2026 and 2025, contributions of $205 million and $215 million, respectively, were made to the Active Medical Trust in U.S. Treasury securities. Contributions made with U.S. Treasury securities are considered a non-cash transaction.
19. Subsequent Events:
On April 22, 2026, the company announced that the Board of Directors declared an increase in the regular quarterly cash dividend to $1.69 per common share. The dividend is payable June 10, 2026 to stockholders of record on May 8, 2026.

Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
FOR THE THREE MONTHS ENDED MARCH 31, 2026
Snapshot
Organization of Information:
The Management Discussion is designed to provide readers with an overview of the business and a narrative on our financial results and certain factors that may affect our future prospects from the perspective of management.
Within the tables presented, certain columns and rows may not add due to the use of rounded numbers for disclosure purposes. Percentages presented are calculated from the underlying whole-dollar amounts. Certain prior-period amounts have been reclassified to conform to the current-period presentation. This is annotated where applicable.
Currency:
The references to “adjusted for currency” or “at constant currency” in the Management Discussion do not include operational impacts that could result from fluctuations in foreign currency rates. When we refer to growth rates at constant currency or adjust such growth rates for currency, it is done so that certain financial results can be viewed without the impact of fluctuations in foreign currency exchange rates, thereby facilitating period-to-period comparisons of business performance. Financial results adjusted for currency are calculated by translating current period activity in local currency using the comparable prior-year period’s currency conversion rate. This approach is used for countries where the functional currency is the local currency. Generally, when the dollar either strengthens or weakens against other currencies, the growth at constant currency rates or adjusting for currency will be higher or lower than growth reported at actual exchange rates. Refer to “Currency Rate Fluctuations” on page 53 for additional information.
Operating (non-GAAP) Earnings:
In an effort to provide better transparency into the operational results of the business, supplementally, management separates business results into operating and non-operating categories. Operating earnings from continuing operations is a non-GAAP measure that excludes the effects of certain acquisition-related charges and intangible asset amortization, expense resulting from basis differences on equity method investments, retirement-related costs and their related tax impacts. Due to the unique, non-recurring nature of the enactment of the U.S. Tax Cuts and Jobs Act (TCJA or U.S. tax reform), management characterizes the one-time provisional charge recorded in the fourth quarter of 2017, and adjustments to that charge as non-operating. Adjustments include the tax effect of true-ups, audit adjustments, accounting elections and new regulations, or laws (e.g., H.R. 1 in July of 2025) that impact the TCJA provisions which resulted in the one-time provisional charge. For acquisitions, operating (non-GAAP) earnings exclude the amortization of acquired intangible assets and acquisition-related charges such as in-process research and development, transaction costs, applicable retention, restructuring and related expenses, tax charges related to acquisition integration and pre-closing charges, such as financing costs. These charges are excluded as they may be inconsistent in amount and timing from period to period and are significantly impacted by the size, type and frequency of our acquisitions. All other spending for acquired companies is included in both earnings from continuing operations and in operating (non-GAAP) earnings. For retirement-related costs, management characterizes certain items as operating and others as non-operating, consistent with GAAP. We include defined benefit plan and nonpension postretirement benefit plan service costs, multi-employer plan costs and the cost of defined contribution plans in operating earnings. Non-operating retirement-related costs include defined benefit plan and nonpension postretirement benefit plan amortization of prior service costs, interest cost, expected return on plan assets, amortized actuarial gains/losses, the impacts of any plan curtailments/settlements and pension insolvency costs and other costs. Non-operating retirement-related costs are primarily related to changes in pension plan assets and liabilities which are tied to financial market performance, and we consider these costs to be outside of the operational performance of the business.
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

Management Discussion – (continued)
Financial Results Summary — Three Months Ended March 31:

($ and shares in millions, except per share amounts)			Yr.-to-Yr. Percent/ Margin Change
For the three months ended March 31:	2026	2025
Revenue (1)	$15,917	$14,541	9.5%
Gross profit margin	56.2%	55.2%	1.0	pts.
Total expense and other (income)	$7,562	$6,873	10.0%
Income from continuing operations before income taxes	$1,387	$1,158	19.8%
Provision for/(benefit from) income taxes from continuing operations	$172	$103	65.8%
Income from continuing operations	$1,216	$1,054	15.3%
Income from continuing operations margin	7.6%	7.3%	0.4	pts.
Income from discontinued operations, net of tax	$0	$1	nm
Net income	$1,216	$1,055	15.2%
Earnings per share from continuing operations - assuming dilution	$1.28	$1.12	14.3%
Consolidated earnings per share - assuming dilution	$1.28	$1.12	14.3%
Weighted-average shares outstanding - assuming dilution	952.1	945.4	0.7%

	At 3/31/2026	At 12/31/2025
Assets	$156,229	$151,880	2.9%
Liabilities	$123,174	$119,139	3.4%
Equity	$33,056	$32,740	1.0%

(1)Year-to-year revenue growth of 6 percent adjusted for currency.
nm - not meaningful
The following table provides the company’s operating (non-GAAP) earnings for the first quarter of 2026 and 2025.

($ in millions, except per share amounts)			Yr.-to-Yr. Percent Change
For the three months ended March 31:	2026	2025
Net income as reported	$1,216	$1,055	15.2%
Income from discontinued operations, net of tax	0	1	nm
Income from continuing operations	$1,216	$1,054	15.3%
Non-operating adjustments (net of tax):
Acquisition-related charges	$508	$429	18.4
Non-operating retirement-related costs/(income)	94	35	169.4
U.S. tax reform impacts	4	(2)	nm
Operating (non-GAAP) earnings (1)	$1,821	$1,517	20.1%
Diluted operating (non-GAAP) earnings per share (1)	$1.91	$1.60	19.4%

(1)Refer to the quarter-to-date "GAAP Reconciliation" on page 57 for additional information..
nm - not meaningful
Macroeconomic Environment:
The strength of our portfolio and the resiliency of our business model, underpinned by our software-led hybrid cloud and AI strategy, position us well to navigate the current climate. While the economic and geopolitical environment remain dynamic and uncertain, businesses continue to invest in technology to scale AI, drive productivity, increase resiliency and

Management Discussion – (continued)
accelerate their growth. This was reflected in our performance in the first quarter. Our durable, high value portfolio enables us to execute on our strategy delivering innovation to our clients and partners.

In the first three months of 2026, movements in global currencies continued to impact our reported year-to-year revenue and profit. We execute hedging programs which defer, but do not eliminate, the impact of currency. The (gains)/losses from these hedging programs are reflected primarily in other (income) and expense. Refer to “Currency Rate Fluctuations” on page 53 for additional information.
Financial Performance Summary — Three Months Ended March 31:
In the first quarter of 2026, we reported $15.9 billion in revenue, income from continuing operations of $1.2 billion, and operating (non-GAAP) earnings of $1.8 billion. Diluted earnings per share from continuing operations was $1.28 as reported and $1.91 on an operating (non-GAAP) basis. We generated $5.2 billion in cash from operations and $2.2 billion in free cash flow. We returned $1.6 billion to shareholders in dividends and invested in the acquisition of Confluent, Inc. (Confluent). Our first-quarter performance reinforces the strategic choices we have made over the last several years to advance IBM as a software-led Hybrid Cloud and AI platform company. With our focus on the fundamentals of our business, we continue to maintain a strong liquidity position and solid investment grade balance sheet which enables us to invest in our business and return value to shareholders through dividends.
Total revenue grew 9.5 percent as reported and 6.1 percent adjusted for currency compared to the prior-year period. Software delivered revenue growth of 11.3 percent as reported (7.9 percent adjusted for currency). Consulting revenue increased 4.0 percent as reported (0.9 percent adjusted for currency). Infrastructure revenue increased 15.3 percent as reported (11.7 percent adjusted for currency).
From a geographic perspective, Americas revenue increased 9.1 percent as reported (8.2 percent adjusted for currency). Europe/Middle East/Africa (EMEA) increased 15.2 percent as reported (5.4 percent adjusted for currency). Asia Pacific increased 1.1 percent as reported (1.7 percent adjusted for currency).
Gross margin of 56.2 percent increased 1.0 point year to year with margin expansion driven primarily by productivity actions, revenue growth and portfolio mix. Operating (non-GAAP) gross margin of 57.7 percent increased 1.1 points compared to the prior-year period due to the same dynamics.
Total expense and other (income) increased 10.0 percent in the first quarter of 2026 compared to the first quarter of 2025 driven by our organic and inorganic investments in portfolio innovation and the effects of currency, partially offset by savings from productivity actions. Total operating (non-GAAP) expense and other (income) increased 8.7 percent year to year, driven primarily by the same factors.
Pre-tax income from continuing operations was $1.4 billion in the first quarter of 2025 compared to $1.2 billion in the prior-year period and pre-tax margin was up 0.8 points year to year to 8.7 percent. The continuing operations provision for income taxes was $0.2 billion in the first quarter of 2026, compared to $0.1 billion in the first quarter of 2025. Net income from continuing operations was $1.2 billion in the current period compared to $1.1 billion in the prior-year period and the net income from continuing operations margin of 7.6 percent was up 0.4 points year to year. The year-to-year performance was primarily driven by revenue growth, portfolio mix and increased productivity, partially offset by our organic and inorganic investments in portfolio innovation.
Operating (non-GAAP) pre-tax income from continuing operations of $2.1 billion increased 22.5 percent compared to the first quarter of 2025 and the operating (non-GAAP) pre-tax margin from continuing operations increased 1.4 points to 13.4 percent primarily driven by the factors described above. The operating (non-GAAP) provision for income taxes was $0.3 billion in the first quarter of 2026, compared to $0.2 billion in the first quarter of 2025. Operating (non-GAAP) net income from continuing operations of $1.8 billion increased 20.1 percent and the operating (non-GAAP) net income margin from continuing operations of 11.4 percent increased 1.0 point year to year.
Diluted earnings per share from continuing operations of $1.28 increased 14.3 percent and operating (non-GAAP) diluted earnings per share of $1.91 increased 19.4 percent compared to the first quarter of 2025.
At March 31, 2026, the balance sheet remained strong with financial flexibility to support and invest in the business. Cash and cash equivalents, restricted cash and marketable securities at March 31, 2026 of $11.8 billion decreased $2.6 billion from December 31, 2025 and debt of $66.4 billion at March 31, 2026 increased $5.1 billion. The company

Management Discussion – (continued)
continues to make investments in innovation both organically and through acquisitions, including the Confluent acquisition in first-quarter 2026.
Total assets increased $4.3 billion ($5.1 billion adjusted for currency) from December 31, 2025 primarily driven by the Confluent acquisition. Total liabilities increased $4.0 billion ($4.9 billion adjusted for currency) from December 31, 2025. Total equity of $33.1 billion increased $0.3 billion from December 31, 2025.
Cash provided by operating activities was $5.2 billion in the first three months of 2026, an increase of $0.8 billion compared to the first three months of 2025. Free cash flow was $2.2 billion, an increase of $0.3 billion versus the prior-year period. Refer to page 55 for additional information on free cash flow. Net cash used in investing activities of $10.5 billion, which includes our investment in the acquisition of Confluent, decreased $2.5 billion compared to the prior-year period. Financing activities were a net source of cash of $2.7 billion, a decrease of $2.7 billion compared to the prior-year period.

Management Discussion – (continued)
First Quarter in Review
Results of Continuing Operations
Segment Details
The following tables present each reportable segment’s revenue and gross margin results, followed by an analysis of the first three months of 2026 versus the first three months of 2025 reportable segments results.

($ in millions)			Yr.-to-Yr. Percent/Margin Change		Yr.-to-Yr. Percent Change Adjusted For Currency
For the three months ended March 31:	2026	2025
Revenue:
Software	$7,052	$6,336	11.3%		7.9%
Gross margin	82.8%	83.6%	(0.8)	pts.
Consulting	5,272	5,068	4.0%		0.9%
Gross margin	27.5%	27.3%	0.2	pts.
Infrastructure	3,326	2,886	15.3%		11.7%
Gross margin	56.9%	52.8%	4.1	pts.
Financing	220	191	14.8%		10.2%
Gross margin	43.4%	45.8%	(2.4)	pts.
Other (1)	48	61	(21.4)%		(37.4)%
Gross margin	nm	(416.6)%	nm
Total revenue	$15,917	$14,541	9.5%		6.1%
Total gross profit	$8,950	$8,031	11.4%
Total gross margin	56.2%	55.2%	1.0	pts.
Non-operating adjustments:
Amortization of acquired intangible assets	237	200	18.3%
Operating (non-GAAP) gross profit	$9,187	$8,232	11.6%
Operating (non-GAAP) gross margin	57.7%	56.6%	1.1	pts.

(1)Includes reductions in revenue for estimated residual value less related unearned income on sales-type leases, which reflects the z17 launch in June 2025. Refer to note A, "Significant Accounting Policies," in the company's 2025 Annual Report for additional information.
nm - not meaningful
Software

($ in millions)			Yr.-to-Yr. Percent Change	Yr.-to-Yr. Percent Change Adjusted For Currency
For the three months ended March 31:	2026	2025
Software revenue:	$7,052	$6,336	11.3%	7.9%
Hybrid Cloud	$1,905	$1,687	12.9%	10.0%
Automation	1,741	1,584	9.9	6.7
Data	1,474	1,236	19.2	15.9
Transaction Processing	1,932	1,828	5.7	1.7
Software revenue of $7,052 million increased 11.3 percent as reported (7.9 percent adjusted for currency) in the first quarter of 2026 compared to the prior-year period, with growth in all lines of business. This revenue performance reflects the diversity of our portfolio, our ongoing generative AI innovation, and the continued shift to higher growth end markets.

Management Discussion – (continued)
Revenue performance by line of business in the first quarter compared to the prior-year period was as follows:
Hybrid Cloud (Red Hat) revenue increased 12.9 percent as reported (10.0 percent adjusted for currency) in the first quarter, reflecting accelerated growth of approximately two points compared to fourth-quarter 2025, primarily driven by the stabilization of our consumption-based services revenue growth. OpenShift had strong year-to-year growth in the first quarter and now represents a $2 billion annual recurring revenue business. Automation revenue grew 9.9 percent as reported (6.7 percent adjusted for currency). This includes revenue growth contribution from our HashiCorp acquisition which closed in February 2025. Data revenue grew 19.2 percent as reported (15.9 percent adjusted for currency) reflecting demand for our generative AI products, strength in our strategic partnerships, and inorganic contribution from our acquisitions, including DataStax and Confluent which closed in mid-March 2026. Transaction Processing revenue increased 5.7 percent as reported (1.7 percent adjusted for currency), reflecting growth due to our strong IBM z17 program.
Across Software, our annual recurring revenue (ARR) was solid at $24.6 billion, which increased approximately $3 billion as reported year to year. ARR is a key performance metric management uses to assess the health and growth trajectory of our Software segment, and is calculated by using the current quarter’s recurring revenue and then multiplying that value by four. The first-quarter 2026 recurring revenue metric includes annualized Confluent recurring revenue since the acquisition date of March 17, 2026. This value includes the following consumption models: (1) software subscription agreements, including committed term licenses, (2) as-a-service arrangements such as SaaS and PaaS, and (3) maintenance and support contracts. ARR should be viewed independently of software revenue as this performance metric and its inputs may not represent revenue that will be recognized in future periods.

($ in millions)			Yr.-to-Yr. Percent/ Margin Change
For the three months ended March 31:	2026	2025
Software:
Gross profit	$5,836	$5,294	10.2%
Gross profit margin	82.8%	83.6%	(0.8)	pts.
Segment profit	$2,099	$1,847	13.7%
Segment profit margin	29.8%	29.1%	0.6	pts.
Software gross profit margin decreased 0.8 points to 82.8 percent in the first quarter of 2026 compared to the prior-year period, reflecting our investments in portfolio innovation.
Segment profit of $2,099 million increased 13.7 percent and segment profit margin of 29.8 percent increased 0.6 points compared to the prior-year period, reflecting the benefits of our productivity actions, contributions from revenue growth and mix, partially offset by organic and inorganic investments in portfolio innovation.
Consulting

($ in millions)			Yr.-to-Yr. Percent Change	Yr.-to-Yr. Percent Change Adjusted For Currency
For the three months ended March 31:	2026	2025
Consulting revenue:	$5,272	$5,068	4.0%	0.9%
Strategy and Technology	$2,896	$2,782	4.1%	0.9%
Intelligent Operations	2,376	2,286	4.0	0.8
Consulting revenue of $5,272 million increased 4.0 percent as reported and 0.9 percent adjusted for currency on a year-to-year basis. We had revenue growth across the portfolio reflecting momentum in the business as client demand continues to shift towards enterprise-wide transformation. Strategy and Technology revenue increased 4.1 percent as reported (0.9 percent adjusted for currency) and Intelligent Operations revenue increased 4.0 percent as reported (0.8 percent adjusted for currency). The revenue performance in Consulting reflects our differentiated, asset-led delivery model which continues to drive productivity and speed to value, combining our deep domain expertise with software, automation, and reusable assets to help clients deploy AI securely and at scale.

Management Discussion – (continued)

($ in millions)			Yr.-to-Yr. Percent/ Margin Change
For the three months ended March 31:	2026	2025
Consulting:
Gross profit	$1,449	$1,381	4.9%
Gross profit margin	27.5%	27.3%	0.2	pts.
Segment profit	$558	$558	(0.1)%
Segment profit margin	10.6%	11.0%	(0.4)	pts.
In the first quarter of 2026, Consulting gross profit margin of 27.5 percent increased 0.2 points on a year-to-year basis. Segment profit of $558 million decreased 0.1 percent and segment profit margin of 10.6 percent decreased 0.4 points year to year.
Consulting segment profit and profit margin performance in the first quarter of 2026 compared to the prior-year period declined modestly as productivity gains were offset by investments in the business and currency headwinds reflecting our geographic mix of the business.
Consulting Signings, Book-to-Bill and Backlog

($ in millions)			Yr.-to-Yr. Percent Change	Yr.-to-Yr. Percent Change Adjusted For Currency
For the three months ended March 31:	2026	2025
Total Consulting signings	$5,354	$4,934	8.5%	6.0%
Consulting signings increased 8.5 percent as reported and 6.0 percent adjusted for currency for the three months ended March 31, 2026, compared to the prior-year period. Signings returned to growth in the first-quarter 2026, with strength across our application and data transformation offerings. Our book-to-bill ratio for the trailing twelve-months was 1.04. Book-to-bill represents the ratio of IBM Consulting signings to its revenue over the same period and is a useful indicator of the demand for our business over time. At March 31, 2026, backlog was $31.3 billion.
Signings are management’s initial estimate of the value of a client’s commitment under a services contract. The calculation used by management involves estimates and judgments to gauge the extent of a client’s commitment, including the type and duration of the agreement and the presence of termination charges or wind-down costs. Backlog reflects the estimated remaining value of overall work to be recognized as revenue under services contracts, and it is calculated as the total reported signings less already recognized revenue and less any backlog adjustments.
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
Management believes the estimated values of signings and backlog provide an indication of our forward-looking revenue, which are used by management as tools to monitor the performance of the business and are viewed as useful decision-making information for investors. There are no third-party standards or requirements governing the calculation of these measurements. The conversion of signings and backlog into revenue may vary based on the types of services and solutions, contract duration, customer decisions, and other factors, which may include, but are not limited to, the macroeconomic environment or external events.

Management Discussion – (continued)
Infrastructure

($ in millions)			Yr.-to-Yr. Percent Change	Yr.-to-Yr. Percent Change Adjusted For Currency
For the three months ended March 31:	2026	2025
Infrastructure revenue:	$3,326	$2,886	15.3%	11.7%
Hybrid Infrastructure	$2,108	$1,646	28.1%	24.8%
IBM Z			50.9	48.3
Distributed Infrastructure			16.7	13.1
Infrastructure Support	1,218	1,240	(1.8)	(5.7)
Infrastructure revenue of $3,326 million increased 15.3 percent as reported and 11.7 percent adjusted for currency in the first quarter of 2026 compared to the prior-year period, with Hybrid Infrastructure increasing 28.1 percent as reported (24.8 percent adjusted for currency) and Infrastructure Support decreasing 1.8 percent as reported (5.7 percent adjusted for currency). Within Hybrid Infrastructure, IBM Z increased 50.9 percent as reported (48.3 percent adjusted for currency) in the first quarter, with z17 continuing to outperform prior programs. Clients are investing in IBM Z as they modernize mission-critical workloads, driven by requirements for resiliency, security and compliance, while enabling new AI capabilities on the platform. Distributed Infrastructure revenue increased 16.7 percent as reported (13.1 percent adjusted for currency), with growth in both Power and Storage. Power revenue growth was driven by demand for Power11, with its resiliency and performance advantages supporting data-intensive workloads. Revenue growth in Storage reflects strong adoption of our new Flash offerings introduced in the first-quarter 2026, which incorporate industry-leading agentic AI capabilities.

($ in millions)			Yr.-to-Yr. Percent/ Margin Change
For the three months ended March 31:	2026	2025
Infrastructure:
Gross profit	$1,891	$1,522	24.2%
Gross profit margin	56.9%	52.8%	4.1	pts.
Segment profit	$524	$248	111.7%
Segment profit margin	15.8%	8.6%	7.2	pts.
Infrastructure gross profit margin of 56.9 percent increased 4.1 points in the first quarter of 2026 compared to the prior-year period. Infrastructure segment profit of $524 million increased 111.7 percent and segment profit margin of 15.8 percent increased 7.2 points compared to the prior-year period.
Infrastructure gross profit, segment profit and the respective margin expansion for the first quarter of 2026 reflect the productivity actions we have taken and the growth and mix of revenue, partially offset by our ongoing investments in product innovation.
Financing
Refer to pages 56 through 57 for a discussion of Financing’s segment results.

Management Discussion – (continued)
Geographic Revenue
In addition to the revenue presentation by reportable segment, we also measure revenue performance on a geographic basis.

($ in millions)			Yr.-to-Yr. Percent Change	Yr.-to-Yr. Percent Change Adjusted For Currency
For the three months ended March 31:	2026	2025
Total Revenue	$15,917	$14,541	9.5%	6.1%
Americas	$7,861	$7,206	9.1%	8.2%
Europe/Middle East/Africa (EMEA)	5,242	4,552	15.2	5.4
Asia Pacific	2,814	2,783	1.1	1.7
Geographic revenue performance for the three months ended March 31, 2026:
Americas revenue of $7,861 million increased 9.1 percent as reported and 8.2 percent adjusted for currency in the first quarter of 2026 compared to the prior-year period. The U.S. increased 7.5 percent year to year. Canada increased 12.5 percent as reported and 7.9 percent adjusted for currency. Latin America increased 14.4 percent as reported and 9.1 percent adjusted for currency, with Brazil increasing 29.3 percent as reported and 22.4 percent adjusted for currency.
In EMEA, total revenue of $5,242 million increased 15.2 percent as reported and 5.4 percent adjusted for currency. Italy, France, Germany and the U.K. increased 23.8 percent, 21.7 percent, 18.7 percent and 17.0 percent, respectively, as reported, and 12.3 percent, 10.2 percent, 7.2 percent and 9.7 percent, respectively, adjusted for currency. The Middle East and Africa region increased 15.8 percent as reported and 13.4 percent adjusted for currency and represents less than 3 percent of IBM total revenue.
Asia Pacific revenue of $2,814 million increased 1.1 percent as reported and 1.7 percent adjusted for currency. Japan decreased 3.8 percent as reported and 0.7 percent adjusted for currency. Australia and India increased 15.2 percent and 5.2 percent, respectively, as reported, and 3.9 percent and 11.4 percent, respectively, adjusted for currency.
Expense
Total Expense and Other (Income)

($ in millions)			Yr.-to-Yr. Percent Change
For the three months ended March 31:	2026	2025
Total expense and other (income)	$7,562	$6,873	10.0%
Non-operating adjustments:
Amortization of acquired intangible assets	$(333)	$(294)	13.1%
Acquisition-related charges	(76)	(63)	20.9
Non-operating retirement-related (costs)/income	(96)	(23)	nm
Operating (non-GAAP) expense and other (income)	$7,057	$6,494	8.7%
Total expense-to-revenue ratio	47.5%	47.3%	0.2	pts.
Operating (non-GAAP) expense-to-revenue ratio	44.3%	44.7%	(0.3)	pts.

nm - not meaningful

Management Discussion – (continued)
For additional information regarding total expense and other (income) for both expense presentations, refer to the following analyses by category.
Selling, General and Administrative Expense

($ in millions)			Yr.-to-Yr. Percent Change
For the three months ended March 31:	2026	2025
Selling, general and administrative expense:
Selling, general and administrative — other	$3,900	$3,806	2.5%
Advertising and promotional expense	229	238	(3.7)
Workforce rebalancing charges	359	316	13.7
Amortization of acquired intangible assets	333	294	13.1
Stock-based compensation	270	217	24.3
Provision for/(benefit from) expected credit loss expense	(2)	14	nm
Total selling, general and administrative expense	$5,089	$4,886	4.2%
Non-operating adjustments:
Amortization of acquired intangible assets	$(333)	$(294)	13.1%
Acquisition-related charges	(75)	(58)	28.1
Operating (non-GAAP) selling, general and administrative expense	$4,682	$4,533	3.3%

nm - not meaningful
Total selling, general and administrative (SG&A) expense increased 4.2 percent in the first quarter of 2026 versus the prior-year period driven primarily by the following factors:
•Higher operating expenses from acquired businesses, as a result of our continued investment to drive our hybrid cloud and AI strategy (3 points);
•The effects of currency (2 points); and
•Higher acquisition-related charges and amortization of acquired intangible assets (1 point); partially offset by
•Benefits from productivity and the actions taken to transform our operations (2 points).
Operating (non-GAAP) SG&A expense increased 3.3 percent year to year primarily driven by the same factors above, excluding the higher acquisition-related charges and amortization of acquired intangible assets.
Expected credit loss expense was a benefit of $2 million in the first quarter of 2026 compared to a provision of $14 million in the prior-year period. The year-to-year change was primarily driven by higher unallocated reserve requirements in the prior year as a result of the economic conditions. Refer to "Receivables and Allowances" section on page 50 for additional information.
Research and Development

($ in millions)			Yr.-to-Yr. Percent Change
For the three months ended March 31:	2026	2025
Research and development expense	$2,173	$1,950	11.4%
Research and development (R&D) expense increased 11.4 percent in the first quarter of 2026. The year-to-year increase in R&D expense reflects our organic and inorganic investments to drive innovation in AI, hybrid cloud and quantum, and the effects of currency.

Management Discussion – (continued)
Intellectual Property and Custom Development Income

($ in millions)			Yr.-to-Yr. Percent Change
For the three months ended March 31:	2026	2025
Intellectual property and custom development income:
Intellectual property income (1)	$45	$63	(28.5)%
Custom development income	127	190	(33.3)
Total	$172	$253	(32.1)%

(1)Includes licensing, royalty-based fees and sales.
Total intellectual property and custom development income decreased 32.1 percent year to year in the first quarter of 2026. The timing and amount of licensing and sales of IP may vary significantly from period to period depending upon the timing of licensing agreements, economic conditions, industry consolidation and the timing of new patents and know-how development.
Other (Income) and Expense

($ in millions)			Yr.-to-Yr. Percent Change
For the three months ended March 31:	2026	2025
Other (income) and expense:
(Gains)/losses on foreign currency transactions	$(328)	$443	nm
(Gains)/losses on derivative instruments	423	(442)	nm
Interest income	(152)	(191)	(20.4)%
Net (gains)/losses from securities and investment assets	(9)	29	nm
Retirement-related costs/(income)	96	23	nm
Other	(31)	(26)	18.9
Total other (income) and expense	$(1)	$(165)	(99.2)%
Non-operating adjustments:
Non-operating retirement-related (costs)/income	(96)	(23)	nm
Operating (non-GAAP) other (income) and expense	$(98)	$(187)	(47.8)%

nm - not meaningful
Total other (income) and expense was income of $1 million in the first quarter of 2026, a decrease of $163 million compared to the prior-year period. The year-to-year change was primarily driven by:
•Higher net exchange losses (including derivative instruments) of $94 million; and
•Higher non-operating retirement-related cost of $74 million. Refer to "Retirement-Related Plans" on page 49 for additional information.
Operating (non-GAAP) other (income) and expense was income of $98 million in the first quarter of 2026, a decrease $89 million compared to the prior-year period. The year-to-year change was primarily driven by higher net exchange losses (including derivative instruments).
Interest Expense

($ in millions)			Yr.-to-Yr. Percent Change
For the three months ended March 31:	2026	2025
Interest expense	$473	$455	4.0%
Interest expense of $473 million in the first quarter of 2026 increased $18 million compared to the prior-year period, driven by higher average debt balances. In addition, when external borrowings support the Financing business, interest expense is presented in cost of financing on the Consolidated Income Statement. Interest reported in cost of financing in the first quarter of 2026 was $111 million, a year-to-year increase of $23 million.

Management Discussion – (continued)
Retirement-Related Plans
The following table provides the total pre-tax cost for all retirement-related plans. The operating cost amounts are included in the Consolidated Income Statement within the caption (e.g., Cost, SG&A, R&D) relating to the job function of the plan participants. The non-operating cost amounts are included in other (income) and expense.

($ in millions)			Yr.-to-Yr. Percent Change
For the three months ended March 31:	2026	2025
Retirement-related plans — cost:
Service cost	$131	$130	0.5%
Multi-employer plans	3	3	(14.0)
Cost of defined contribution plans	118	110	7.3
Total operating costs	$251	$243	3.4%
Interest cost	$507	$476	6.4%
Expected return on plan assets	(629)	(614)	2.5
Recognized actuarial losses	198	152	30.5
Amortization of prior service costs/(credits)	9	(2)	nm
Curtailments/settlements	2	2	(21.5)
Other costs	11	8	25.1
Total non-operating costs/(income)	$96	$23	nm
Total retirement-related plans — cost	$348	$266	30.9%

nm - not meaningful
Total pre-tax retirement-related plan cost in the first quarter of 2026 increased by $82 million compared to the first quarter of 2025, primarily driven by an increase in recognized actuarial losses ($46 million) and interest cost ($30 million), partially offset by higher expected return on plan assets ($15 million).
As described in the “Operating (non-GAAP) Earnings” section, management characterizes certain retirement-related costs as operating and others as non-operating. Utilizing this characterization, operating retirement-related costs in the first quarter of 2026 were $251 million, an increase of $8 million compared to the first quarter of 2025. Non-operating costs were $96 million in the first quarter of 2026 compared to $23 million in the prior-year period. The year-to-year increase in non-operating costs was driven by the same factors as described in the total pre-tax retirement plan cost above.
Taxes
The continuing operations provision for income taxes was $172 million in the first quarter of 2026, compared to $103 million in the first quarter of 2025. The operating (non-GAAP) provision for income taxes was $308 million in the first quarter of 2026, compared to $221 million in the first quarter of 2025.
IBM’s tax provision and effective tax rate are impacted by recurring and discrete factors including the geographical mix of income before taxes, changes in business operations, incentives, specific transactions, changes in unrecognized tax benefits, settlement of income tax audits, and changes in tax laws or regulations. The GAAP tax provision and effective tax rate could also be affected by adjustments to the previously recorded charges for U.S. tax reform attributable to any changes in law, new regulations and guidance, and audit adjustments, among others.
The U.S. Internal Revenue Service (IRS) has proposed adjustments related to certain cross-border transactions with respect to the company’s 2013-2014 and 2015-2016 U.S. income tax returns. The company strongly disagrees with the IRS’ proposed adjustments, has filed IRS Appeals protests, and will pursue resolution at court, if necessary. In the fourth quarter of 2025, the IRS concluded its audit of the company’s 2017-2018 U.S. income tax returns. The company strongly disagrees with certain adjustments proposed by the IRS and is evaluating its options to contest them. With respect to major U.S. state and foreign taxing jurisdictions, the company is generally no longer subject to tax examinations for years prior to 2016. The company is no longer subject to income tax examination of its U.S. federal tax return for years prior to 2013. Although the outcome of tax audits is always uncertain, the company believes that adequate amounts of tax, interest and penalties have been provided for any adjustments that are expected to result for these years.

Management Discussion – (continued)
Financial Position
Dynamics
Our balance sheet at March 31, 2026 continues to provide us with financial flexibility to support and invest in the business.
Cash and cash equivalents, restricted cash and marketable securities at March 31, 2026 were $11,827 million, a decrease of $2,643 million compared to December 31, 2025. Total debt of $66,361 million at March 31, 2026 increased $5,100 million compared to December 31, 2025, primarily driven by the first-quarter 2026 debt issuances to increase our financial liquidity and plan for our future debt maturities. We continue to manage our debt levels while being acquisitive and without sacrificing investments in our business.
In the first three months of 2026, we generated $5,169 million in cash from operating activities, an increase of $799 million compared to the first three months of 2025. Our free cash flow for the three months ended March 31, 2026 was $2,220 million, an increase of $258 million versus the prior-year period. Refer to pages 54 through 55 for additional information on free cash flow. We returned $1,576 million to shareholders through dividends in the first three months of 2026 and invested in the acquisition of Confluent which completed in March 2026.
Our pension plans were well funded at the end of 2025, with worldwide qualified plans funded at 116 percent. Overall pension funded status as of the end of March 2026 was fairly consistent with year-end 2025. Refer to “Retirement-Related Plans” on page 30 in our 2025 Annual Report for additional information.
IBM Working Capital

($ in millions)	At March 31, 2026	At December 31, 2025
Current assets	$31,914	$36,944
Current liabilities	40,101	38,658
Working capital	$(8,186)	$(1,714)
Current ratio	0.80:1	0.96:1
Working capital decreased $6,472 million from the year-end 2025 position. Current assets decreased $5,030 million ($4,721 million adjusted for currency) primarily due to decreases in receivables of $3,395 million related to collections of seasonally higher year-end balances, along with declines in cash and cash equivalents, restricted cash and marketable securities of $2,643 million, which included the reductions for the acquisition of Confluent in the first quarter. Current liabilities increased $1,442 million ($1,664 million adjusted for currency) primarily driven by increases in short-term debt due to timing of maturities and debt acquired in the Confluent acquisition of $1,100 million, which was settled on April 15, 2026 (refer to note 5, “Acquisitions & Divestitures,” for additional information), and an increase of $933 million in deferred income, partially offset by a decrease in accounts payable.
Receivables and Allowances
Roll Forward of Total IBM Receivables Allowance for Credit Losses

($ in millions)
January 1, 2026	Additions / (Releases) (1)	Write-offs (2)	Foreign currency and other	March 31, 2026
$276	$(1)	$(8)	$(1)	$267

(1)Additions/(Releases) for allowance for credit losses are recorded in expense.
(2)Refer to note A, “Significant Accounting Policies,” in our 2025 Annual Report for additional information regarding allowance for credit loss write-offs.
Excluding receivables classified as held for sale, the total IBM receivables provision coverage was 1.2 percent at March 31, 2026, an increase of 10 basis points compared to December 31, 2025. The increase in coverage is primarily driven by a decrease in total receivables. The majority of the write-offs during the three months ended March 31, 2026 were related to receivables which had been previously reserved. Refer to Financing's “Balance Sheet and Return on Equity Highlights” on page 56 for additional details regarding the Financing segment receivables and allowances.

Management Discussion – (continued)
Noncurrent Assets and Liabilities

($ in millions)	At March 31, 2026	At December 31, 2025
Noncurrent assets	$124,315	$114,936
Long-term debt	$57,706	$54,836
Noncurrent liabilities (excluding debt)	$25,367	$25,645
Noncurrent assets increased $9,379 million ($9,835 million adjusted for currency) primarily due to an increase in goodwill and intangible assets from the Confluent acquisition.
Long-term debt increased $2,870 million ($3,199 million adjusted for currency) primarily driven by our first-quarter 2026 debt issuances, partially offset by reclassifications to short-term debt to reflect upcoming maturities.
Noncurrent liabilities (excluding debt) decreased $278 million ($8 million adjusted for currency) primarily driven by currency.
Debt
Our funding requirements are continually monitored as we execute our strategies to manage the overall asset and liability profile. Additionally, we maintain sufficient flexibility to access global funding sources as needed.

($ in millions)	At March 31, 2026	At December 31, 2025
Total debt	$66,361	$61,260
Financing segment debt (1)	$12,837	$15,093
Non-Financing debt	$53,523	$46,167

(1)Refer to Financing’s “Balance Sheet and Return on Equity Highlights” on page 56 for additional details.
Total debt of $66,361 million increased $5,100 million ($5,427 million adjusted for currency) from December 31, 2025, primarily driven by proceeds from issuances of $7,437 million to increase our financial liquidity and plan for our future debt maturities, as well as debt acquired in the Confluent acquisition (refer to note 5, "Acquisitions & Divestitures," for additional information), partially offset by maturities of $2,928 million.
Non-Financing debt of $53,523 million increased $7,356 million ($7,628 million adjusted for currency) from December 31, 2025, primarily driven by the same dynamics as described above.

Financing segment debt of $12,837 million decreased $2,256 million ($2,201 million adjusted for currency) from December 31, 2025, primarily due to lower funding requirements associated with financing receivables.
Financing provides financing solutions predominantly for IBM’s external client assets, and the debt used to fund Financing assets is primarily comprised of intercompany loans. Total debt changes generally correspond with the level of client and commercial financing receivables, the level of cash and cash equivalents, the change in intercompany and external payables, and the change in intercompany investment from IBM. The terms of the intercompany loans are set by the company to substantially match the term, currency and interest rate variability underlying the financing receivable. The Financing debt-to-equity ratio remained at 9.0 to 1 at March 31, 2026.
In the Consolidated Income Statement, when external borrowings support the Financing business, interest expense is presented in cost of financing. Refer to note 12, “Borrowings,” for additional information.
Equity
Total equity increased $315 million from December 31, 2025, primarily driven by net income of $1,216 million and an increase in common stock of $618 million, partially offset by dividends paid of $1,576 million.

Management Discussion – (continued)
Cash Flow
Our cash flows from operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flows on page 7, are summarized in the table below. These amounts also include the cash flows associated with the Financing business.

($ in millions)
For the three months ended March 31:	2026	2025
Net cash provided by/(used in):
Operating activities	$5,169	$4,370
Investing activities	(10,489)	(12,979)
Financing activities	2,719	5,443
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(177)	167
Net change in cash, cash equivalents and restricted cash	$(2,777)	$(2,999)
Net cash provided by operating activities increased $799 million as compared to the first three months of 2025. This was due to an increase in performance-related improvements within net income, and an increase in cash provided by financing receivables, partially offset by higher interest payments on debt.

Net cash used in investing activities decreased $2,491 million primarily due to lower cash used in purchases of marketable securities and other investments, as well as proceeds from the sale of marketable securities acquired in the Confluent acquisition. This decrease was partially offset by higher cash used for acquisitions, reflecting the impact of the Confluent acquisition in the current quarter compared with the HashiCorp acquisition in the prior‑year period.

Net cash provided by financing activities decreased $2,724 million primarily driven by a higher level of maturities and lower level of debt issuances in the current-year period.
Looking Forward
Technology remains a key driver of growth and competitive advantage which allows businesses to scale, drive cost efficiencies, productivity and transformation. It is clear that hybrid cloud and AI are the two most consequential technologies for enterprise performance. These technologies are no longer viewed as incremental tools, but as platforms that fundamentally change how businesses scale, compete, and operate. Their value is even more critical in today’s environment.

AI is changing the economics of enterprise operations. To capture this opportunity and build a competitive advantage, businesses must go beyond just adding AI; they must become AI-first. The portfolio of AI offerings we have built, including cost efficient, fit-for-purpose open-source models deployed in hybrid environments, is focused on helping businesses scale AI and generate return through productivity improvements and automation. In Software, IBM watsonx provides a robust portfolio of AI products for developing AI apps, managing data, and governing the entire lifecycle of AI models and AI agents, allowing clients to move from pilots to production with full control over cost, security, sovereignty, and performance. Our watsonx platform and watsonx Orchestrate help enterprises deploy AI by connecting agents, models, and workflows with governance and security. We continue to see Infrastructure play a critical role, as AI moves into the core of enterprise operations, enabling hybrid cloud environments for mission-critical transactions and AI workloads, as clients bring AI to their data. IBM Z delivers enhanced AI acceleration through multi-model AI capabilities, low unit cost architecture at scale for workloads that require end-to-end encryption, continued availability, and ultra-high throughput. In Consulting, AI is both a growth driver and a productivity engine. Our experts are helping clients design and execute AI strategies by leveraging the IBM Consulting Advantage platform, an AI delivery platform designed to implement solutions at scale, transforming how our consultants work. As agents take on more work, delivery becomes faster, more software driven, and more scalable.

AI is a powerful productivity driver for our clients and for IBM. We are transforming our enterprise operations, driving efficiency and cost savings with our Client Zero approach, leveraging technology and embedding AI in our own workflows. Our developer workforce is using IBM Bob, our AI-based software development system that automates the full

Management Discussion – (continued)
software lifecycle, driving developer productivity and predictable enterprise costs. IBM Bob became generally available in March.

We remain focused on accelerating organic innovation speed and impact, and we continue to invest in emerging technologies, including Quantum, bringing new innovations to market. To complement our portfolio, in mid-March we completed the previously announced acquisition of Confluent, which enables enterprises to deploy generative and agentic AI better and faster by providing trusted communication and data flow between environments, applications and APIs.

We had a strong start to 2026. Our first-quarter performance reflects the durability of our portfolio and the continued execution of our focused strategy around hybrid cloud and AI, giving us confidence in our ability to continue to deliver long-term growth aligned with our financial model.
Currency Rate Fluctuations
Changes in the relative values of non-U.S. currencies to the U.S. dollar affect our financial results and financial position. Movements in currency, and the fact that we do not hedge 100 percent of our currency exposures, will result in a currency impact to our revenues, profit and cash flows throughout 2026. We execute a hedging program which defers, versus eliminates, the volatility of currency impacts on our financial results. During periods of sustained movements in currency, the marketplace and competition adjust to the changing rates over time.
References to “adjusted for currency” or “constant currency” reflect adjustments based upon a simple mathematical formula. However, this constant currency methodology that we utilize to disclose this information does not incorporate any operational actions that management could take to mitigate fluctuating currency rates. Based on the currency rate movements in the first quarter of 2026, revenue from continuing operations increased 9.5 percent as reported and 6.1 percent at constant currency compared to the prior year.
At March 31, 2026, currency changes resulted in assets and liabilities denominated in most local currencies being translated into fewer U.S. dollars than at year-end 2025. We use financial hedging instruments to limit specific currency risks related to foreign currency-based transactions.
We translate revenue, cost and expense in our non-U.S. operations at current exchange rates in the reported period. In the first quarter of 2026, the impact from currency translation and hedging to year-to-year pre-tax income, operating (non-GAAP) pre-tax income and segments profit margin was not material. Hedging and certain underlying foreign currency transaction gains and losses are allocated to our segment results. Considering the operational responses mentioned above, movements of exchange rates, and the nature and timing of hedging instruments, it is difficult to predict future currency impacts in any particular period.
For non-U.S. subsidiaries and branches that operate in U.S. dollars or whose economic environment is highly inflationary, translation adjustments are reflected in results of operations. Generally, we manage currency risk in these entities by linking prices and contracts to U.S. dollars.
Liquidity and Capital Resources
In our 2025 Annual Report, on pages 31 to 33, there is a discussion of our liquidity including two tables that present three years of data. The table presented on page 31 includes net cash from operating activities, cash and cash equivalents, restricted cash and short-term marketable securities, and the size of our global credit facilities for each of the past three years. For the three months ended, or at, as applicable, March 31, 2026, those amounts are $5.2 billion of net cash from operating activities, $11.8 billion of cash and cash equivalents, restricted cash and short-term marketable securities and $10.0 billion in global credit facilities, respectively. While we have no current plans to draw on these credit facilities, they are available as back-up liquidity.

Management Discussion – (continued)
The major rating agencies' ratings on our debt securities at March 31, 2026 appear in the following table and remain unchanged from December 31, 2025.

IBM Ratings:	Standard and Poor's	Moody’s Investors Service	Fitch Ratings
Senior long-term debt	A-	A3	A-
Commercial paper	A-2	Prime-2	F1
We have financial flexibility, supported by our strong liquidity position and cash flows, to operate at a single A credit rating. Debt levels have increased $5.1 billion ($5.4 billion adjusted for currency) from December 31, 2025 driven by debt issuances, as well as debt acquired in the Confluent acquisition, partially offset by maturities. In the first quarter of 2026, we issued $7.4 billion of debt for general corporate purposes. Refer to note 12, “Borrowings,” for additional information.
We do not have “ratings trigger” provisions in our debt covenants or documentation, which would allow the holders to declare an event of default and seek to accelerate payments thereunder in the event of a change in credit rating. Our debt covenants are well within the required levels. Our contractual agreements governing derivative instruments contain standard market clauses which can trigger the termination of the agreement if our credit rating were to fall below investment grade. At March 31, 2026, the fair value of those instruments that were in a liability position was $693 million, before any applicable netting, and this position is subject to fluctuations in fair value period to period based on the level of our outstanding instruments and market conditions. We have no other contractual arrangements that, in the event of a change in credit rating, would result in a material adverse effect on our financial position or liquidity.
We prepare our Consolidated Statement of Cash Flows in accordance with applicable accounting standards for cash flow presentation on page 7 of this Form 10-Q and highlight causes and events underlying sources and uses of cash in that format on page 52. For the purpose of running its business, IBM manages, monitors and analyzes cash flows in a different manner.
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

Management Discussion – (continued)
The following is management’s view of cash flows for the first three months of 2026 and 2025 prepared in a manner consistent with the description above.

($ in millions)
For the three months ended March 31:	2026	2025
Net cash from operating activities per GAAP	$5,169	$4,370
Less: change in Financing receivables	2,565	2,087
Net cash from operating activities, excluding Financing receivables	$2,604	$2,283
Capital expenditures, net	(384)	(321)
Free cash flow	$2,220	$1,962
Change in Financing receivables	2,565	2,087
Acquisitions	(10,465)	(7,098)
Divestitures	1	(1)
Dividends	(1,576)	(1,549)
Change in total debt	4,509	7,092
Other	279	128
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(177)	167
Change in cash, cash equivalents, restricted cash and short-term marketable securities	$(2,643)	$2,788

In the first three months of 2026, we generated $2.2 billion in free cash flow, an increase of $0.3 billion versus the prior-year period. The increase was primarily driven by performance-related improvements within net income, partially offset by higher interest payments on debt and increased investments in capital expenditures. In the first three months of 2026, we continued to return value to shareholders with $1.6 billion in dividends, and we invested in the Confluent acquisition.
Events that could temporarily change the historical cash flow dynamics discussed previously and in our 2025 Annual Report include significant changes in operating results, material changes in geographic sources of cash, unexpected adverse impacts from litigation, future pension funding requirements, periods of severe downturn in the capital markets, the timing of tax payments, or the timing of certain working capital activities related to collections and payments. Whether any litigation has such an adverse impact will depend on a number of variables, which are more completely described in note 14, “Contingencies,” in this Form 10-Q.
With respect to pension funding, our pension plans remain well funded as of the end of March 2026. Our expected 2026 contributions and pre-tax retirement-related plan costs remain fairly consistent with the expectations disclosed in the 2025 Annual Report. Refer to “Retirement-Related Plans” on page 30 in our 2025 Annual Report for additional information. Financial market performance could increase the legally mandated minimum contributions in certain non-U.S. countries that require more frequent remeasurement of the funded status. We are not quantifying any further impact from pension funding because it is not possible to predict future movements in the capital markets or changes in pension plan funding regulations. In 2026, we are not legally required to make any contributions to the U.S. defined benefit pension plans and our legally required contributions to certain non-U.S. defined benefit plans are not expected to be material.
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
Results of Operations

($ in millions)			Yr.-to-Yr. Percent Change/Margin Change		Yr.-to-Yr. Percent Change Adjusted For Currency
For the three months ended March 31:	2026	2025
Revenue	$220	$191	14.8%		10.2%
Segment profit (1)	$118	$69	72.6%
Segment profit margin	53.8%	35.8%	18.0	pts.

(1)Intercompany financing activities are reflected in segment profit and are eliminated in IBM’s consolidated financial results.
For the three months ended March 31, 2026, financing revenue increased 14.8 percent as reported (10.2 percent adjusted for currency) compared to the prior-year period, primarily driven by an increase in client financing assets.
Segment profit increased 72.6 percent to $118 million and segment profit margin increased 18.0 points to 53.8 percent, respectively, compared to the prior-year period. The increase in segment profit was driven by higher unallocated reserve requirements in the prior year as a result of economic conditions and year-to-year revenue growth as described above.
Balance Sheet and Return on Equity Highlights

($ in millions)	At March 31, 2026	At December 31, 2025
Client financing receivables (1)	$12,210	$13,192
Commercial financing receivables (1) (2)	$1,312	$2,992
Financing Segment Debt (3)	$12,837	$15,093
Equity	$1,426	$1,678

(1)Refer to note 9, “Financing Receivables,” for additional information.
(2)Includes both held for investment and held for sale receivables.
(3)Financing segment debt is primarily comprised of intercompany loans.
Return on equity was 25.3 percent compared to 18.5 percent for the three months ended March 31, 2026 and 2025, respectively. The increase was primarily driven by higher net income which reflects the increase in segment profit as described above. Return on equity is calculated as annualized after-tax segment profit divided by the average of the ending equity for Financing for the last two quarters. Annualized after-tax segment profit is a function of IBM's provision for income taxes determined on a consolidated basis.
The following table presents Client financing and Commercial financing receivables excluding receivables classified as held for sale.

($ in millions)	At March 31, 2026	At December 31, 2025
Amortized cost	$12,907	$15,193
Specific allowance for credit losses	84	88
Unallocated allowance for credit losses	44	53
Total allowance for credit losses	128	141
Net financing receivables	$12,780	$15,052
Allowance for credit losses coverage	1.0%	0.9%

Management Discussion – (continued)
The percentage of Financing segment receivables reserved increased from 0.9 percent at December 31, 2025 to 1.0 percent at March 31, 2026, primarily driven by the decline in amortized cost resulting from seasonally higher year-end balances.
We continue to apply our rigorous credit policies. Approximately 80 percent of the total external portfolio was with investment grade clients, an increase of 2 points as compared to December 31, 2025. This investment grade percentage is based on the credit ratings of the companies in the portfolio and reflects certain mitigating actions taken to reduce the risk to IBM. For additional information relating to the company's credit quality and mitigation actions, including sales of receivables, refer to note 9, “Financing Receivables.”
GAAP Reconciliation
The tables below provide a reconciliation of our income statement results as reported under GAAP to our operating earnings presentation which is a non-GAAP measure. Management’s calculation of operating (non-GAAP) earnings, as presented, may differ from similarly titled measures reported by other companies. Refer to the “Operating (non-GAAP) Earnings” section on page 38 for management’s rationale for presenting operating earnings information.

($ in millions, except per share amounts)	GAAP	Acquisition- Related Adjustments		Retirement- Related Adjustments		U.S. Tax Reform Impacts		Operating (non-GAAP)
For the three months ended March 31, 2026:
Gross profit	$8,950	$237		$—		$—		$9,187
Gross profit margin	56.2%	1.5	pts.	—	pts.	—	pts.	57.7%
SG&A	$5,089	$(408)		$—		$—		$4,682
Other (income) and expense	(1)	—		(96)		—		(98)
Total expense and other (income)	7,562	(409)		(96)		—		7,057
Pre-tax income from continuing operations	1,387	646		96		—		2,129
Pre-tax margin from continuing operations	8.7%	4.1	pts.	0.6	pts.	—	pts.	13.4%
Provision for/(benefit from) income taxes (1)	$172	$137		$3		$(4)		$308
Effective tax rate	12.4%	2.7	pts.	(0.4)	pts.	(0.2)	pts.	14.5%
Income from continuing operations	$1,216	$508		$94		$4		$1,821
Income margin from continuing operations	7.6%	3.2	pts.	0.6	pts.	0.0	pts.	11.4%
Diluted earnings per share from continuing operations	$1.28	$0.53		$0.10		$0.00		$1.91

($ in millions, except per share amounts)	GAAP	Acquisition- Related Adjustments		Retirement- Related Adjustments		U.S. Tax Reform Impacts		Operating (non-GAAP)
For the three months ended March 31, 2025:
Gross profit	$8,031	$201		$—		$—		$8,232
Gross profit margin	55.2%	1.4	pts.	—	pts.	—	pts.	56.6%
SG&A	$4,886	$(353)		$—		$—		$4,533
Other (income) and expense	(165)	—		(23)		—		(187)
Total expense and other (income)	6,873	(357)		(23)		—		6,494
Pre-tax income from continuing operations	1,158	557		23		—		1,738
Pre-tax margin from continuing operations	8.0%	3.8	pts.	0.2	pts.	—	pts.	12.0%
Provision for/(benefit from) income taxes (1)	$103	$128		$(12)		$2		$221
Effective tax rate	8.9%	4.5	pts.	(0.8)	pts.	0.1	pts.	12.7%
Income from continuing operations	$1,054	$429		$35		$(2)		$1,517
Income margin from continuing operations	7.3%	3.0	pts.	0.2	pts.	0.0	pts.	10.4%
Diluted earnings per share from continuing operations	$1.12	$0.45		$0.04		$0.00		$1.60

(1)The tax impact on operating (non-GAAP) pre-tax income from continuing operations is calculated under the same accounting principles applied to the GAAP pre-tax income.

Management Discussion – (continued)
Forward-Looking and Cautionary Statements
Except for the historical information and discussions contained herein, statements contained in this Form 10-Q may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on the company’s current assumptions regarding future business and financial performance. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, including, but not limited to, the following: a downturn in economic environment and client spending budgets; a failure of the company’s innovation initiatives; damage to the company’s reputation; risks from investing in growth opportunities; failure of the company’s intellectual property portfolio to prevent competitive offerings and the failure of the company to obtain necessary licenses; the company’s ability to successfully manage acquisitions, alliances and divestitures, including integration challenges, failure to achieve objectives, the assumption or retention of liabilities and higher debt levels; fluctuations in financial results; impact of local legal, economic, political, health and other conditions; the company’s failure to meet growth and productivity objectives; ineffective internal controls; the company’s use of accounting estimates; impairment of the company’s goodwill or amortizable intangible assets; the company’s ability to attract and retain key employees and its reliance on critical skills; impacts of relationships with critical suppliers; product and service quality issues; the development and use of AI, including the company's increased AI solutions and use of AI technologies; impacts of business with government clients; reliance on third party distribution channels and ecosystems; cybersecurity and data protection considerations; adverse effects related to climate change and other environmental matters; tax matters; legal proceedings and investigatory risks; the company’s pension plans; currency fluctuations and customer financing risks; impact of changes in market liquidity conditions and customer credit risk on receivables; risk factors related to IBM securities; and other risks, uncertainties and factors discussed in the company’s Form 10-Qs, Form 10-K and in the company’s other filings with the U.S. Securities and Exchange Commission or in materials incorporated therein by reference. Any forward-looking statement in this Form 10-Q speaks only as of the date on which it is made. Except as required by law, the company assumes no obligation to update or revise any forward-looking statements.
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

Part II — Other Information
Item 1. Legal Proceedings
Refer to note 14, “Contingencies,” in this Form 10-Q.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Repurchases of Equity Securities
The following table provides information relating to the company’s repurchase of common stock for the first quarter of 2026.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under The Program (1)
January 1, 2026 - January 31, 2026	—	$—	—	$2,007,611,768

February 1, 2026 - February 28, 2026	—	$—	—	$2,007,611,768

March 1, 2026 - March 31, 2026	—	$—	—	$2,007,611,768

Total	—	$—	—

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
Item 5. Other Information
Insider Trading Arrangements
None.

Item 6. Exhibits

Exhibit Number

10.1	Terms and Conditions of IBM LTPP Equity Awards, effective February 16, 2026.

10.2	Form of LTPP equity award agreements for performance share units, effective February 16, 2026.

22	Subsidiary Issuer of Guaranteed Securities, filed as Exhibit 22 for the quarter ended March 31, 2024, is hereby incorporated by reference.

31.1	Certification by principal executive officer pursuant to Rule 13A-14(a) or 15D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by principal financial officer pursuant to Rule 13A-14(a) or 15D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document – the instance document does not appear on the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

International Business Machines Corporation
(Registrant)

Date:	April 23, 2026
		By:	/s/ Nicolás A. Fehring
Nicolás A. Fehring
Vice President and Controller