Form 10-Q
period 2026-06-30
INTERNATIONAL BUSINESS MACHINES CORP
filed 2026-07-23
CIK 51143

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTER ENDED JUNE 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant had 942,134,390 shares of common stock outstanding at June 30, 2026.

Part I - Financial Information
Item 1. Consolidated Financial Statements:
INTERNATIONAL BUSINESS MACHINES CORPORATION
AND SUBSIDIARY COMPANIES
CONSOLIDATED INCOME STATEMENT
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions, except per share amounts)	2026	2025	2026	2025
Revenue:
Services	$7,927	$7,682	$15,615	$14,962
Sales	9,049	9,129	17,058	16,199
Financing	186	166	406	357
Total revenue	17,162	16,977	33,079	31,519
Cost:
Services	5,294	5,280	10,538	10,282
Sales	1,854	1,630	3,453	3,034
Financing	107	90	232	194
Total cost	7,255	7,001	14,222	13,511
Gross profit	9,907	9,977	18,857	18,008
Expense and other (income):
Selling, general and administrative	4,981	5,027	10,071	9,913
Research and development	2,311	2,097	4,485	4,047
Intellectual property and custom development income	(166)	(215)	(338)	(468)
Other (income) and expense	(185)	(39)	(186)	(204)
Interest expense	486	510	959	965
Total expense and other (income)	7,428	7,380	14,991	14,253
Income from continuing operations before income taxes	2,479	2,597	3,866	3,755
Provision for/(benefit from) income taxes	313	404	484	507
Income from continuing operations	2,166	2,193	3,382	3,248
Income/(loss) from discontinued operations, net of tax	(1)	1	(1)	1
Net income	$2,165	$2,194	$3,381	$3,249

Earnings per share of common stock:
Assuming dilution:
Continuing operations	$2.27	$2.31	$3.55	$3.43
Discontinued operations	0.00	0.00	0.00	0.00
Total	$2.27	$2.31	$3.55	$3.43
Basic:
Continuing operations	$2.30	$2.36	$3.60	$3.49
Discontinued operations	0.00	0.00	0.00	0.00
Total	$2.30	$2.36	$3.60	$3.50

Weighted-average number of common shares outstanding: (millions)
Assuming dilution	953.3	948.0	952.7	946.7
Basic	941.2	930.8	939.9	929.4

(Amounts may not add due to rounding.)
(The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION
AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2026	2025	2026	2025
Net income	$2,165	$2,194	$3,381	$3,249
Other comprehensive income/(loss), before tax:
Foreign currency translation adjustments	(9)	(613)	127	(956)
Net unrealized gains/(losses) on available-for-sale securities	0	(5)	0	2
Unrealized gains/(losses) on cash flow hedges:
Unrealized gains/(losses) arising during the period	119	(82)	(56)	(141)
Reclassification of (gains)/losses to net income	96	(419)	439	(742)
Total unrealized gains/(losses) on cash flow hedges	215	(501)	382	(883)
Retirement-related benefit plans:
Prior service costs/(credits)	—	0	—	0
Net gains/(losses) arising during the period	0	0	1	0
Curtailments and settlements	3	5	4	7
Amortization of prior service costs/(credits)	9	(2)	18	(4)
Amortization of net (gains)/losses	197	157	394	308
Total retirement-related benefit plans	208	160	417	311
Other comprehensive income/(loss), before tax	414	(959)	926	(1,525)
Income tax (expense)/benefit related to items of other comprehensive income	(150)	493	(364)	753
Other comprehensive income/(loss), net of tax	263	(466)	562	(772)
Total comprehensive income	$2,429	$1,728	$3,943	$2,476

(Amounts may not add due to rounding.)
(The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION
AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEET
(UNAUDITED)
ASSETS

($ in millions)	At June 30, 2026	At December 31, 2025
Assets:
Current assets:
Cash and cash equivalents	$7,172	$13,587
Restricted cash	45	54
Marketable securities	960	830
Notes and accounts receivable — trade (net of allowances of $107 in 2026 and $99 in 2025)	6,044	8,112
Short-term financing receivables:
Held for investment (net of allowances of $94 in 2026 and $106 in 2025)	5,782	7,344
Held for sale	874	1,131
Other accounts receivable (net of allowances of $32 in 2026 and $37 in 2025)	1,348	1,052
Inventory, at lower of average cost or net realizable value:
Finished goods	320	230
Work in process and raw materials	1,425	990
Total inventory	1,746	1,220
Deferred costs	1,238	1,084
Prepaid expenses and other current assets	3,188	2,530
Total current assets	28,398	36,944
Property, plant and equipment	17,603	17,874
Less: Accumulated depreciation	11,867	11,975
Property, plant and equipment — net	5,736	5,899
Operating right-of-use assets — net	3,068	3,129
Long-term financing receivables (net of allowances of $28 in 2026 and $34 in 2025)	7,126	7,708
Prepaid pension assets	7,645	7,544
Deferred costs	835	825
Deferred taxes	8,709	8,610
Goodwill	74,599	67,717
Intangible assets — net	13,955	11,391
Investments and sundry assets	2,028	2,112
Total assets	$152,099	$151,880

(Amounts may not add due to rounding.)
(The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION
AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEET – (CONTINUED)
(UNAUDITED)
LIABILITIES AND EQUITY

($ and shares in millions, except per share amount)	At June 30, 2026	At December 31, 2025
Liabilities:
Current liabilities:
Taxes	$2,023	$2,347
Short-term debt	5,775	6,424
Accounts payable	4,395	4,756
Compensation and benefits	3,364	4,114
Deferred income	16,160	16,101
Operating lease liabilities	770	800
Other accrued expenses and liabilities	3,425	4,116
Total current liabilities	35,912	38,658
Long-term debt	56,212	54,836
Retirement and nonpension postretirement benefit obligations	8,603	9,018
Deferred income	4,272	4,271
Operating lease liabilities	2,515	2,547
Other liabilities	10,044	9,810
Total liabilities	$117,558	$119,139
Equity:
IBM stockholders’ equity:
Common stock, par value $0.20 per share, and additional paid-in capital	64,600	63,318
Shares authorized: 4,688
Shares issued: 2026 — 2,296
2025 — 2,291
Retained earnings	155,937	155,648
Treasury stock - at cost	(170,934)	(170,605)
Shares: 2026 — 1,354
2025 — 1,354
Accumulated other comprehensive income/(loss)	(15,151)	(15,713)
Total IBM stockholders’ equity	34,452	32,648
Noncontrolling interests	89	93
Total equity	34,541	32,740
Total liabilities and equity	$152,099	$151,880
(Amounts may not add due to rounding.)
(The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION
AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
($ in millions)	2026	2025
Cash flows from operating activities:
Net income	$3,381	$3,249
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation (1)	1,088	1,114
Amortization of capitalized software and acquired intangible assets	1,535	1,328
Stock-based compensation	1,004	842
Net (gain)/loss on divestitures, asset sales and other	(78)	(40)
Changes in operating assets and liabilities, net of acquisitions/divestitures	836	(421)
Net cash provided by operating activities	7,766	6,071

Cash flows from investing activities:
Payments for property, plant and equipment	(461)	(454)
Proceeds from disposition of property, plant and equipment/other	31	111
Investment in software	(313)	(314)
Purchases of marketable securities and other investments	(2,871)	(7,740)
Proceeds from disposition of marketable securities and other investments	3,123	4,962
Acquisition of businesses, net of cash acquired	(10,480)	(7,845)
Divestiture of businesses, net of cash transferred	1	(1)
Net cash provided by/(used in) investing activities	(10,970)	(11,281)

Cash flows from financing activities:
Proceeds from new debt	7,437	8,385
Payments to settle debt	(7,141)	(2,565)
Short-term borrowings/(repayments) less than 90 days — net	0	(29)
Common stock repurchases for tax withholdings	(465)	(437)
Proceeds from issuance of shares	418	401
Financing — other	(91)	(54)
Cash dividends paid	(3,166)	(3,112)
Net cash provided by/(used in) financing activities	(3,008)	2,589

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(211)	487
Net change in cash, cash equivalents and restricted cash	(6,423)	(2,134)

Cash, cash equivalents and restricted cash at January 1	13,640	14,160
Cash, cash equivalents and restricted cash at June 30	$7,217	$12,026

(1) Includes operating lease right-of-use assets amortization expense of $0.4 billion in 2026 and 2025.
(Amounts may not add due to rounding.)
(The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION
AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENT OF EQUITY
(UNAUDITED)

($ in millions, except per share amount)	Common Stock and Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income/(Loss)	Total IBM Stockholders' Equity	Non- Controlling Interests	Total Equity
Equity – April 1, 2026	$63,936	$155,327	$(170,874)	$(15,415)	$32,974	$81	$33,056
Net income plus other comprehensive income/(loss):
Net income		2,165			2,165		2,165
Other comprehensive income/(loss)				263	263		263
Total comprehensive income					$2,429		$2,429
Cash dividends paid — common stock ($1.69 per share)		(1,590)			(1,590)		(1,590)
Common stock issued under employee plans	666				666		666
Purchases and sales of treasury stock under employee plans — net		35	(60)		(25)		(25)
Other equity	(1)	0			(1)		(1)
Changes in noncontrolling interests						8	8
Equity – June 30, 2026	$64,600	$155,937	$(170,934)	$(15,151)	$34,452	$89	$34,541

($ in millions, except per share amount)	Common Stock and Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income/(Loss)	Total IBM Stockholders' Equity	Non- Controlling Interests	Total Equity
Equity – April 1, 2025	$61,913	$150,703	$(170,160)	$(15,575)	$26,880	$72	$26,953
Net income plus other comprehensive income/(loss):
Net income		2,194			2,194		2,194
Other comprehensive income/(loss)				(466)	(466)		(466)
Total comprehensive income					$1,728		$1,728
Cash dividends paid — common stock ($1.68 per share)		(1,563)			(1,563)		(1,563)
Common stock issued under employee plans	479				479		479
Purchases and sales of treasury stock under employee plans — net		34	(49)		(15)		(15)
Changes in noncontrolling interests						7	7
Equity – June 30, 2025	$62,392	$151,367	$(170,209)	$(16,041)	$27,509	$79	$27,588

(Amounts may not add due to rounding.)
(The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION
AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENT OF EQUITY – (CONTINUED)
(UNAUDITED)

($ in millions, except per share amount)	Common Stock and Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income/(Loss)	Total IBM Stockholders' Equity	Non- Controlling Interests	Total Equity
Equity – January 1, 2026	$63,318	$155,648	$(170,605)	$(15,713)	$32,648	$93	$32,740
Net income plus other comprehensive income/(loss):
Net income		3,381			3,381		3,381
Other comprehensive income/(loss)				562	562		562
Total comprehensive income					$3,943		$3,943
Cash dividends paid — common stock ($3.37 per share)		(3,166)			(3,166)		(3,166)
Common stock issued under employee plans	1,284				1,284		1,284
Purchases and sales of treasury stock under employee plans — net		74	(329)		(255)		(255)
Other equity	(1)	0			(1)		(1)
Changes in noncontrolling interests						(4)	(4)
Equity – June 30, 2026	$64,600	$155,937	$(170,934)	$(15,151)	$34,452	$89	$34,541

($ in millions, except per share amount)	Common Stock and Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income/(Loss)	Total IBM Stockholders' Equity	Non- Controlling Interests	Total Equity
Equity – January 1, 2025	$61,380	$151,163	$(169,968)	$(15,269)	$27,307	$86	$27,393
Net income plus other comprehensive income/(loss):
Net income		3,249			3,249		3,249
Other comprehensive income/(loss)				(772)	(772)		(772)
Total comprehensive income					$2,476		$2,476
Cash dividends paid — common stock ($3.35 per share)		(3,112)			(3,112)		(3,112)
Common stock issued under employee plans	1,012				1,012		1,012
Purchases and sales of treasury stock under employee plans — net		67	(241)		(174)		(174)
Changes in noncontrolling interests						(7)	(7)
Equity – June 30, 2025	$62,392	$151,367	$(170,209)	$(16,041)	$27,509	$79	$27,588

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
2. Accounting Changes:
New Standards to be Implemented
Intangibles - Goodwill and Other - Internal-Use Software
Standard/Description – Issuance date: September 2025. This guidance requires internal-use software development cost capitalization to begin when both of the following occur: management has authorized and committed to funding the software project, and it is probable the project will be completed and the software will be used to perform its intended function. This guidance eliminates accounting considerations of software development stages.
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

Notes to Consolidated Financial Statements — (continued)
3. Revenue Recognition:
Disaggregation of Revenue
The following tables provide details of revenue by major products/service offerings and revenue by geography.
Revenue by Major Products/Service Offerings

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2026	2025	2026	2025
Hybrid Cloud	$1,998	$1,796	$3,903	$3,483
Automation	1,951	1,883	3,692	3,467
Data	1,782	1,499	3,256	2,736
Transaction Processing	2,030	2,208	3,963	4,037
Total Software	$7,761	$7,387	$14,813	$13,722
Strategy and Technology	2,933	2,920	5,829	5,702
Intelligent Operations	2,394	2,395	4,770	4,680
Total Consulting	$5,327	$5,314	$10,599	$10,382
Hybrid Infrastructure	2,570	2,866	4,678	4,512
Infrastructure Support	1,265	1,275	2,483	2,515
Total Infrastructure	$3,835	$4,142	$7,161	$7,027
Financing (1)	186	166	406	357
Other (2)	52	(31)	100	30
Total revenue	$17,162	$16,977	$33,079	$31,519

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
Revenue by Geography

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2026	2025	2026	2025
Americas	$8,417	$8,462	$16,278	$15,668
Europe/Middle East/Africa	5,633	5,413	10,876	9,965
Asia Pacific	3,112	3,103	5,925	5,886
Total	$17,162	$16,977	$33,079	$31,519
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

Notes to Consolidated Financial Statements — (continued)
At June 30, 2026, the aggregate amount of the transaction price allocated to RPO related to customer contracts that are unsatisfied or partially unsatisfied was approximately $68 billion. Approximately 69 percent of the amount is expected to be recognized as revenue in the subsequent two years, approximately 28 percent in the subsequent three to five years and the balance thereafter.
Revenue Recognized for Performance Obligations Satisfied (or Partially Satisfied) in Prior Periods
For the three and six months ended June 30, 2026, revenue recognized for performance obligations satisfied or partially satisfied in prior periods was not material.
Reconciliation of Contract Balances
The following table provides information about notes and accounts receivable — trade, contract assets and deferred income balances.

($ in millions)	At June 30, 2026	At December 31, 2025
Notes and accounts receivable — trade (net of allowances of $107 in 2026 and $99 in 2025)	$6,044	$8,112
Contract assets (1)	$559	$482
Deferred income (current)	$16,160	$16,101
Deferred income (noncurrent)	$4,272	$4,271

(1)Included within prepaid expenses and other current assets in the Consolidated Balance Sheet.
The amount of revenue recognized during the six months ended June 30, 2026 that was included within the deferred income balance at December 31, 2025 was $8.7 billion and was primarily related to software and services.
The following table provides roll forwards of the notes and accounts receivable — trade allowance for expected credit losses for the six months ended June 30, 2026 and the year ended December 31, 2025.

($ in millions)
January 1, 2026	Additions / (Releases)	Write-offs (1)	Foreign currency and other	June 30, 2026
$99	$16	$(12)	$4	$107

January 1, 2025	Additions / (Releases)	Write-offs (1)	Foreign currency and other	December 31, 2025
$114	$5	$(31)	$10	$99

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

Notes to Consolidated Financial Statements — (continued)
Management System Segment View

($ in millions)	Software	Consulting	Infrastructure	Financing	Total Segments
For the three months ended June 30, 2026:
Revenue	$7,761	$5,327	$3,835	$186	$17,110
Segment cost	1,350	3,789	1,596	107	6,841
Other expenses and (income) (1)	3,910	892	1,404	(29)	6,176
Segment profit	$2,502	$647	$835	$108	$4,092
Revenue year-to-year change	5.1%	0.2%	(7.4)%	12.2%	0.6%
Segment profit year-to-year change	8.9%	15.1%	(13.4)%	(39.7)%	2.2%
Segment profit margin	32.2%	12.1%	21.8%	58.0%	23.9%

For the three months ended June 30, 2025:
Revenue	$7,387	$5,314	$4,142	$166	$17,009
Segment cost	1,190	3,854	1,593	90	6,727
Other expenses and (income) (1)	3,900	898	1,583	(103)	6,278
Segment profit	$2,296	$562	$965	$179	$4,003
Segment profit margin	31.1%	10.6%	23.3%	107.9%	23.5%

($ in millions)	Software	Consulting	Infrastructure	Financing	Total Segments
For the six months ended June 30, 2026:
Revenue	$14,813	$10,599	$7,161	$406	$32,979
Segment cost	2,566	7,611	3,031	232	13,440
Other expenses and (income) (1)	7,646	1,783	2,770	(52)	12,148
Segment profit	$4,601	$1,205	$1,360	$226	$7,392
Revenue year-to-year change	7.9%	2.1%	1.9%	13.6%	4.7%
Segment profit year-to-year change	11.1%	7.5%	12.1%	(8.6)%	9.9%
Segment profit margin	31.1%	11.4%	19.0%	55.8%	22.4%

For the six months ended June 30, 2025:
Revenue	$13,722	$10,382	$7,027	$357	$31,489
Segment cost	2,232	7,540	2,957	194	12,923
Other expenses and (income) (1)	7,347	1,721	2,858	(84)	11,842
Segment profit	$4,143	$1,121	$1,213	$248	$6,725
Segment profit margin	30.2%	10.8%	17.3%	69.3%	21.4%

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

Notes to Consolidated Financial Statements — (continued)
Reconciliations to IBM as Reported:

($ in millions)
For the three months ended June 30:	2026	2025
Revenue:
Total reportable segments	$17,110	$17,009
Other revenue (1)	52	(31)
Total revenue from continuing operations	$17,162	$16,977

Pre-tax income from continuing operations:
Total reportable segment profit	$4,092	$4,003
Amortization of acquired intangible assets	(664)	(549)
Acquisition-related charges	(52)	(26)
Non-operating retirement-related (costs)/income	(96)	(25)
Stock-based compensation (2)	(483)	(424)
Net interest excluding the Financing segment	(413)	(343)
Workforce rebalancing charges (2)	(30)	(17)
Other‒divested businesses	(3)	(20)
Unallocated corporate amounts and other	127	(2)
Total pre-tax income from continuing operations	$2,479	$2,597

($ in millions)
For the six months ended June 30:	2026	2025
Revenue:
Total reportable segments	$32,979	$31,489
Other revenue (1)	100	30
Total revenue from continuing operations	$33,079	$31,519

Pre-tax income from continuing operations:
Total reportable segment profit	$7,392	$6,725
Amortization of acquired intangible assets	(1,234)	(1,044)
Acquisition-related charges	(128)	(88)
Non-operating retirement-related (costs)/income	(192)	(48)
Stock-based compensation (2)	(987)	(825)
Net interest excluding the Financing segment	(751)	(608)
Workforce rebalancing charges (2)	(366)	(333)
Other‒divested businesses	(5)	(28)
Unallocated corporate amounts and other	136	3
Total pre-tax income from continuing operations	$3,866	$3,755

(1)Includes reductions in revenue for the estimated residual value less related unearned income on sales-type leases, which reflects the z17 launch in June 2025. Refer to note A, "Significant Accounting Policies," in the company's 2025 Annual Report for additional information.
(2)Excludes certain acquisition-related charges.

Notes to Consolidated Financial Statements — (continued)
Other Reportable Segment Items

($ in millions)	Software	Consulting	Infrastructure	Financing	Total Segments
For the three months ended June 30, 2026:
Depreciation (1) /amortization of non-acquired intangibles	$137	$9	$279	$1	$425
Interest Income	—	—	—	183	183
Interest Expense	—	—	—	105	105

For the three months ended June 30, 2025:
Depreciation (1) /amortization of non-acquired intangibles	$134	$20	$278	$0	$433
Interest Income	—	—	—	162	162
Interest Expense	—	—	—	84	84

($ in millions)	Software	Consulting	Infrastructure	Financing	Total Segments
For the six months ended June 30, 2026:
Depreciation (1) /amortization of non-acquired intangibles	$271	$30	$556	$1	$858
Interest Income	—	—	—	388	388
Interest Expense	—	—	—	216	216

For the six months ended June 30, 2025:
Depreciation (1) /amortization of non-acquired intangibles	$255	$40	$544	$2	$842
Interest Income	—	—	—	338	338
Interest Expense	—	—	—	173	173

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
The following table reflects the purchase price and the resulting purchase price allocation as of June 30, 2026.

($ in millions)	Amortization Life (in years)	Confluent
Current assets (1)		$2,482
Property, plant and equipment/noncurrent assets		93
Intangible assets:
Goodwill	N/A	7,238
Client relationships	12	2,122
Completed technology	7	1,590
Trademarks	5	122
Total assets acquired		$13,647
Current liabilities (2)		1,782
Noncurrent liabilities		263
Total liabilities assumed		$2,045
Total purchase price		$11,602

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

($ in millions)	Total Consideration (1)
Cash paid for outstanding Confluent common stock	$11,268
Cash paid for Confluent equity awards	269
Cash consideration	$11,537
Fair value of stock-based compensation awards attributable to pre-acquisition services	65
Total consideration	$11,602

(1)As part of the assets acquired, the company received $1,165 million of cash and cash equivalents and $917 million of short-term marketable securities from Confluent at the acquisition date.
Goodwill of $7,149 million and $89 million was assigned to the Software and Consulting segments, respectively. It is expected that 1 percent of the goodwill will be deductible for tax purposes. The overall weighted-average useful life of the identified amortizable intangible assets acquired was 9.7 years. In connection with the acquisition, the company issued and assumed 3.0 million stock awards with a fair value of $665 million. Refer to note 17, "Stock-Based Compensation," for additional information. The acquisition was integrated into the Software segment.
Transaction Signed — On July 22, 2026, the company entered into a definitive agreement to acquire a business which is expected to close in the second half of 2026, subject to regulatory approval and other customary closing conditions. Upon closing, the acquired business will be integrated into the Infrastructure segment.
6. Other (Income) and Expense:
Components of other (income) and expense are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2026	2025	2026	2025
Other (income) and expense:
(Gains)/losses on foreign currency transactions (1)	$(107)	$773	$(435)	$1,215
(Gains)/losses on derivative instruments (1)	117	(601)	540	(1,043)
Interest income	(86)	(172)	(238)	(363)
Net (gains)/losses from securities and investment assets (2)	(106)	(19)	(115)	10
Retirement-related costs/(income)	96	25	192	48
Other	(98)	(45)	(130)	(71)
Total other (income) and expense	$(185)	$(39)	$(186)	$(204)

(1)The company uses financial hedging instruments to limit specific currency risks related to foreign currency-based transactions. The hedging program does not hedge 100 percent of currency exposures and defers, versus eliminates, the impact of currency. Refer to note 16, “Derivative Financial Instruments,” for additional information on foreign exchange risk.
(2)Includes realized and unrealized net (gains)/losses from equity investments.

Notes to Consolidated Financial Statements — (continued)
7. Earnings Per Share of Common Stock:
The following tables provide the computation of basic and diluted earnings per share of common stock for the three and six months ended June 30, 2026 and 2025.

($ in millions, except per share amounts)
For the three months ended June 30:	2026	2025
Number of shares on which basic earnings per share is calculated:
Weighted-average shares outstanding during period	941,192,024	930,807,276
Add — Incremental shares under stock-based compensation plans	10,069,555	14,690,010
Add — Incremental shares associated with contingently issuable shares	2,001,955	2,464,631
Number of shares on which diluted earnings per share is calculated	953,263,534	947,961,917

Income from continuing operations	$2,166	$2,193
Income/(loss) from discontinued operations, net of tax	(1)	1
Net income on which basic and dilutive earnings per share is calculated	$2,165	$2,194

Earnings per share of common stock:
Assuming dilution
Continuing operations	$2.27	$2.31
Discontinued operations	0.00	0.00
Total	$2.27	$2.31
Basic
Continuing operations	$2.30	$2.36
Discontinued operations	0.00	0.00
Total	$2.30	$2.36
Stock options to purchase 1,846,813 shares and 1,852,037 shares were outstanding as of June 30, 2026 and 2025, respectively, but were not included in the computation of diluted earnings per share because the exercise price of the options during the respective period was greater than the average market price of the common shares, and therefore, the effect would have been antidilutive.

Notes to Consolidated Financial Statements — (continued)

($ in millions, except per share amounts)
For the six months ended June 30:	2026	2025
Number of shares on which basic earnings per share is calculated:
Weighted-average shares outstanding during period	939,862,828	929,407,000
Add — Incremental shares under stock-based compensation plans	10,872,261	14,955,436
Add — Incremental shares associated with contingently issuable shares	1,962,206	2,302,637
Number of shares on which diluted earnings per share is calculated	952,697,295	946,665,073

Income from continuing operations	$3,382	$3,248
Income/(loss) from discontinued operations, net of tax	(1)	1
Net income on which basic and dilutive earnings per share is calculated	$3,381	$3,249

Earnings per share of common stock:
Assuming dilution
Continuing operations	$3.55	$3.43
Discontinued operations	0.00	0.00
Total	$3.55	$3.43
Basic
Continuing operations	$3.60	$3.49
Discontinued operations	0.00	0.00
Total	$3.60	$3.50
Stock options to purchase 937,349 shares and 1,855,810 shares (average of first and second quarter share amounts) were outstanding as of June 30, 2026 and 2025, respectively, but were not included in the computation of diluted earnings per share because the exercise price of the options during the respective period was greater than the average market price of the common shares, and therefore, the effect would have been antidilutive.

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
Available-for-sale securities are measured for impairment on a recurring basis by comparing the security’s fair value with its amortized cost basis. If the fair value of the security falls below its amortized cost basis, the change in fair value is recognized in the period the impairment is identified when the loss is due to credit factors. The change in fair value due to non-credit factors is recorded in other comprehensive income when the company does not intend to sell and has the ability to hold the investment. The company’s standard practice is to hold all of its debt security investments classified as available-for-sale until maturity. No impairments for credit losses and no material non-credit impairments were recorded for the three and six months ended June 30, 2026 and 2025, respectively.
Certain non-financial assets such as property, plant and equipment, operating right-of-use assets, goodwill and intangible assets are also subject to nonrecurring fair value measurements if they are deemed to be impaired. The impairment models used for non-financial assets depend on the type of asset. There were no material impairments of non-financial assets for the three and six months ended June 30, 2026 and 2025, respectively.

Notes to Consolidated Financial Statements — (continued)
The following table presents the company’s financial assets and financial liabilities that are measured at fair value on a recurring basis at June 30, 2026 and December 31, 2025.

	Fair Value Hierarchy Level	At June 30, 2026		At December 31, 2025
($ in millions)		Assets (5)	Liabilities (6)	Assets (5)	Liabilities (6)
Cash equivalents: (1)
Time deposits, certificates of deposit and other (2)	2	$1,867	N/A	$7,072	N/A
Money market funds	1	48	N/A	413	N/A
Total cash equivalents		$1,915	N/A	$7,485	N/A
Equity investments (3)	1	96	N/A	—	N/A
Debt securities — current (2) (4)	2	960	N/A	830	N/A
Debt securities — noncurrent (2)	2,3	12	N/A	9	N/A
Derivatives designated as hedging instruments:
Interest rate contracts	2	1	209	2	171
Foreign exchange contracts	2	760	347	545	325
Derivatives not designated as hedging instruments:
Foreign exchange contracts	2	29	36	12	14
Equity contracts	2	33	2	34	3
Total		$3,805	$595	$8,916	$513

(1)Included within cash and cash equivalents in the Consolidated Balance Sheet.
(2)Available-for-sale debt securities with carrying values that approximate fair value.
(3)Included within investments and sundry assets in the Consolidated Balance Sheet.
(4)Term deposits and government securities that are reported within marketable securities in the Consolidated Balance Sheet.
(5)The gross balances of derivative assets contained within prepaid expenses and other current assets, and investments and sundry assets in the Consolidated Balance Sheet at June 30, 2026 were $662 million and $161 million, respectively, and at December 31, 2025 were $232 million and $361 million, respectively.
(6)The gross balances of derivative liabilities contained within other accrued expenses and liabilities, and other liabilities in the Consolidated Balance Sheet at June 30, 2026 were $192 million and $402 million, respectively, and at December 31, 2025 were $254 million and $259 million, respectively.
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
Loans and Long-Term Receivables
Fair values are based on discounted future cash flows using current interest rates offered for similar loans to clients with similar credit ratings for the same remaining maturities. At June 30, 2026 and December 31, 2025, the difference between the carrying amount and estimated fair value for loans and long-term receivables was not material. If measured at fair value in the financial statements, these financial instruments would be classified as Level 3 in the fair value hierarchy.

Notes to Consolidated Financial Statements — (continued)
Long-Term Debt
The majority of the company’s long-term debt portfolio is comprised of publicly traded debt, and its fair value is based on quoted market prices for the identical liability when traded as an asset in an active market (Level 1). For other long-term debt (including long-term finance lease liabilities) for which a quoted market price is not available, an expected present value technique that uses rates currently available to the company for debt with similar terms and remaining maturities is used to estimate fair value (Level 2). The carrying amount of long-term debt was $56,212 million and $54,836 million, and the estimated fair value was $53,436 million and $52,703 million at June 30, 2026 and December 31, 2025, respectively.
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
A summary of the components of the company’s financing receivables is presented as follows:

	Client Financing Receivables
	Client Loan and Installment Payment Receivables	Investment in Sales-Type and Direct Financing
			Commercial Financing Receivables
($ in millions)			Held for Investment	Held for Sale (1)
At June 30, 2026	(Loans)	Leases			Total
Financing receivables, gross	$8,732	$4,142	$777	$874	$14,526
Unearned income	(663)	(438)	—	—	(1,102)
Unguaranteed residual value	—	480	—	—	480
Amortized cost	$8,068	$4,184	$777	$874	$13,904
Allowance for credit losses	(61)	(60)	(1)	—	(122)
Total financing receivables, net	$8,007	$4,124	$776	$874	$13,782
Current portion	$3,713	$1,293	$776	$874	$6,656
Noncurrent portion	$4,294	$2,831	$—	$—	$7,126

	Client Financing Receivables
	Client Loan and Installment Payment Receivables	Investment in Sales-Type and Direct Financing
			Commercial Financing Receivables
($ in millions)			Held for Investment	Held for Sale (1)
At December 31, 2025	(Loans)	Leases			Total
Financing receivables, gross	$9,634	$4,338	$1,865	$1,131	$16,968
Unearned income	(710)	(479)	—	—	(1,189)
Unguaranteed residual value	—	545	—	—	545
Amortized cost	$8,925	$4,403	$1,865	$1,131	$16,324
Allowance for credit losses	(69)	(67)	(5)	—	(141)
Total financing receivables, net	$8,856	$4,336	$1,861	$1,131	$16,184
Current portion	$4,226	$1,257	$1,861	$1,131	$8,475
Noncurrent portion	$4,630	$3,079	$—	$—	$7,708

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
Financing receivables pledged as collateral for secured borrowings were not material at June 30, 2026 and December 31, 2025, respectively. These borrowings are included in note 12, “Borrowings.”
Transfer of Financial Assets
The company has an existing agreement with a third-party investor to sell up to $1.3 billion of IBM short-term commercial financing receivables on a revolving basis. In addition, the company enters into agreements with third-party financial institutions to sell certain of its client financing receivables, including both loan and lease receivables, for cash proceeds. There were no material client financing receivables transferred for the six months ended June 30, 2026 and 2025.
The following table presents the total amount of commercial financing receivables transferred.

($ in millions)
For the six months ended June 30:	2026	2025
Commercial financing receivables:
Receivables transferred during the period	$4,217	$3,715
Receivables uncollected at end of period (1)	$753	$686

(1)Of the total amount of commercial financing receivables sold and derecognized from the Consolidated Balance Sheet, the amounts presented remained uncollected from business partners as of June 30, 2026 and 2025.
The transfer of these receivables qualified as true sales and therefore reduced financing receivables. For the six months ended June 30, 2026 and 2025, the net loss, including fees, associated with the transfer of commercial financing receivables was not material, and is included in other (income) and expense in the Consolidated Income Statement. For the company’s policy on determining treatment for transfer of financial assets, refer to note A, “Significant Accounting Policies,” in the company’s 2025 Annual Report.
Financing Receivables by Portfolio Segment
The following tables present the amortized cost basis for client financing receivables at June 30, 2026 and December 31, 2025, further segmented by three classes: Americas, Europe/Middle East/Africa (EMEA) and Asia Pacific. The commercial financing receivables portfolio segment is excluded from the tables in the sections below as the receivables are short term in nature and the current estimated risk of loss and resulting impact to the company’s financial results are not material.

($ in millions)
At June 30, 2026:	Americas	EMEA	Asia Pacific	Total
Amortized cost	$6,769	$3,816	$1,667	$12,252
Allowance for credit losses:
Beginning balance at January 1, 2026	$69	$60	$7	$136
Write-offs	(7)	0	(3)	(9)
Recoveries	0	0	0	0
Additions/(releases)	1	(8)	0	(7)
Other (1)	1	(1)	0	1
Ending balance at June 30, 2026	$65	$51	$4	$121

(1)Primarily represents translation adjustments.

Notes to Consolidated Financial Statements — (continued)

($ in millions)
At December 31, 2025:	Americas	EMEA	Asia Pacific	Total
Amortized cost	$7,278	$4,440	$1,610	$13,328
Allowance for credit losses:
Beginning balance at January 1, 2025	$69	$45	$9	$123
Write-offs	(16)	(1)	(5)	(22)
Recoveries	0	0	0	1
Additions/(releases)	10	10	2	22
Other (1)	7	6	0	13
Ending balance at December 31, 2025	$69	$60	$7	$136

(1)Primarily represents translation adjustments.
When determining the allowances, financing receivables are evaluated either on an individual or a collective basis. For the company’s policy on determining allowances for credit losses, refer to note A, “Significant Accounting Policies,” in the company’s 2025 Annual Report.
The company’s total past due financing receivables, including client financing receivables with amortized cost aged over 90 days and still accruing, as well as amortized cost not accruing, were not material at June 30, 2026, or December 31, 2025.
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
The following tables present the amortized cost basis for client financing receivables by credit quality indicator at June 30, 2026 and December 31, 2025, respectively. Receivables with a credit quality indicator ranging from Aaa to Baa3 are considered investment grade. All others are considered non-investment grade. The credit quality indicators reflect mitigating credit enhancement actions taken by customers which reduce the risk to IBM. Gross write-offs by vintage year at June 30, 2026 and December 31, 2025 were not material.

($ in millions)	Americas		EMEA		Asia Pacific
At June 30, 2026:	Aaa – Baa3	Ba1 – C	Aaa – Baa3	Ba1 – C	Aaa – Baa3	Ba1 – C
Vintage year:
2026	$1,218	$429	$383	$271	$479	$48
2025	2,982	410	1,677	346	509	67
2024	881	149	501	212	274	36
2023	376	115	166	96	132	7
2022	119	12	57	42	89	11
2021 and prior	30	49	30	38	14	1
Total	$5,605	$1,164	$2,812	$1,003	$1,497	$170

Notes to Consolidated Financial Statements — (continued)

($ in millions)	Americas		EMEA		Asia Pacific
At December 31, 2025:	Aaa – Baa3	Ba1 – C	Aaa – Baa3	Ba1 – C	Aaa – Baa3	Ba1 – C
Vintage year:
2025	$3,979	$644	$2,223	$501	$777	$93
2024	1,142	220	715	296	330	46
2023	708	181	262	143	177	9
2022	237	27	118	74	126	17
2021	73	4	42	8	25	1
2020 and prior	15	49	15	41	5	4
Total	$6,153	$1,125	$3,376	$1,064	$1,440	$170
Modifications
The company did not have any significant modifications due to clients experiencing financial difficulty during the six months ended June 30, 2026 or for the year ended December 31, 2025.
10. Leases:
Accounting for Leases as a Lessor
The following table presents amounts included in the Consolidated Income Statement related to lessor activity.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2026	2025	2026	2025
Lease income — sales-type and direct financing leases:
Sales-type lease selling price	$273	$877	$444	$947
Less: Carrying value of underlying assets (1)	(73)	(152)	(122)	(182)
Gross profit	200	725	321	765
Interest income on lease receivables	65	54	132	115
Total sales-type and direct financing lease income	264	779	453	881
Lease income — operating leases	13	11	26	21
Variable lease income	30	16	50	28
Total lease income	$308	$806	$529	$930

(1)Excludes unguaranteed residual value.

Notes to Consolidated Financial Statements — (continued)
11. Intangible Assets Including Goodwill:
Intangible Assets
The following tables present the company's intangible asset balances by major asset class.

	At June 30, 2026
($ in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount (1)
Intangible asset class:
Capitalized software	$1,458	$(482)	$977
Client relationships	13,331	(6,202)	7,128
Completed technology	8,925	(4,556)	4,369
Patents/trademarks	2,139	(740)	1,399
Other (2)	139	(58)	81
Total	$25,992	$(12,037)	$13,955

	At December 31, 2025
($ in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount (1)
Intangible asset class:
Capitalized software	$1,388	$(424)	$964
Client relationships	11,261	(5,602)	5,659
Completed technology	7,399	(4,096)	3,304
Patents/trademarks	2,030	(665)	1,365
Other (2)	139	(40)	99
Total	$22,218	$(10,827)	$11,391

(1)Amounts at June 30, 2026 and December 31, 2025 include a decrease in the net intangible asset balance of $34 million and an increase in the net intangible asset balance of $182 million, respectively, due to foreign currency translation.
(2)Other intangibles are primarily acquired proprietary and non-proprietary technology licenses, data, business processes, methodologies and systems.
The net carrying amount of intangible assets increased $2,564 million during the first six months of 2026, primarily due to additions of acquired intangibles from Confluent of $3,834 million in the first quarter of 2026 and additions of capitalized software, partially offset by intangible asset amortization. The aggregate intangible asset amortization expense was $817 million and $1,535 million for the three and six months ended June 30, 2026 and $687 million and $1,328 million for the three and six months ended June 30, 2025, respectively. During the six months ended June 30, 2026, the company retired $258 million of fully amortized intangible assets, impacting both the gross carrying amount and accumulated amortization by this amount.
The future amortization expense relating to intangible assets currently recorded in the Consolidated Balance Sheet was estimated to be the following at June 30, 2026:

($ in millions)	Capitalized Software	Acquired Intangibles	Total
Remainder of 2026	$276	$1,357	$1,633
2027	428	2,666	3,094
2028	237	2,361	2,598
2029	36	1,680	1,716
2030	—	1,241	1,241
Thereafter	—	3,673	3,673

Notes to Consolidated Financial Statements — (continued)
Goodwill
The changes in the goodwill balances by segment for the six months ended June 30, 2026 and for the year ended December 31, 2025 were as follows:

($ in millions)	Balance	Goodwill Additions	Purchase Price Adjustments		Foreign Currency Translation and Other Adjustments (1)	Balance
Segment	1/1/2026			Divestitures		6/30/2026
Software	$52,987	$7,152	$4	$—	$(292)	$59,850
Consulting	10,341	89	(13)	—	(47)	10,369
Infrastructure	4,389	—	1	—	(11)	4,379
Total	$67,717	$7,240	$(9)	$—	$(350)	$74,599

($ in millions)	Balance	Goodwill Additions	Purchase Price Adjustments		Foreign Currency Translation and Other Adjustments (1)	Balance
Segment	1/1/2025			Divestitures		12/31/2025
Software	$47,136	$5,004	$(8)	$—	$855	$52,987
Consulting	9,206	908	10	—	217	10,341
Infrastructure	4,363	—	0	0	26	4,389
Total	$60,706	$5,912	$1	$0	$1,098	$67,717

(1)Primarily driven by foreign currency translation.
Goodwill additions recorded in the six months ended June 30, 2026 were primarily driven by the acquisition of Confluent. Refer to note 5, “Acquisitions & Divestitures,” for additional information.
There were no goodwill impairment losses recorded during the six months ended June 30, 2026 or the year ended December 31, 2025 and the company has no accumulated impairment losses. Purchase price adjustments recorded during the six months ended June 30, 2026 and the year ended December 31, 2025 were related to acquisitions that were still subject to the measurement period that ends at the earlier of 12 months from the acquisition date or when information becomes available. Net purchase price adjustments recorded in the six months ended June 30, 2026 and the year ended December 31, 2025 were not material.
12. Borrowings:
Short-Term Debt
The company's total short-term debt at June 30, 2026 and December 31, 2025 was $5,775 million and $6,424 million, respectively, and primarily consisted of current maturities of long-term debt detailed in “Long-Term Debt” below.

Notes to Consolidated Financial Statements — (continued)
Long-Term Debt
Pre-Swap Borrowing

		Balance	Balance
($ in millions)	Maturities	6/30/2026	12/31/2025
U.S. dollar debt (weighted-average interest rate at June 30, 2026): (1) (2)
3.7%	2026	$—	$5,800
3.3%	2027	4,119	4,119
4.8%	2028	2,318	2,319
3.7%	2029	4,256	3,757
3.2%	2030	2,382	2,355
4.5%	2031	1,000	500
4.6%	2032	2,700	2,700
4.7%	2033	1,250	750
4.9%	2034	1,000	1,000
5.2%	2035	900	900
5.0%	2036	1,000	—
8.0%	2038	83	83
4.5%	2039	2,745	2,745
2.9%	2040	650	650
4.0%	2042	1,107	1,107
5.3%	2044	1,000	1,000
7.0%	2045	27	27
4.7%	2046	650	650
4.3%	2049	3,000	3,000
3.0%	2050	750	750
4.2%	2052	1,400	1,400
5.1%	2053	650	650
5.3%	2054	1,400	1,400
5.7%	2055	1,000	1,000
5.8%	2056	750	—
7.1%	2096	316	316
		$36,453	$38,979
Euro debt (weighted-average interest rate at June 30, 2026): (1)
2.3%	2027	$2,286	$2,349
1.2%	2028	2,914	2,114
1.5%	2029	1,143	1,174
1.7%	2030	2,000	2,055
2.8%	2031	4,000	2,936
0.7%	2032	1,829	1,879
3.2%	2033	1,257	1,292
2.4%	2034	2,286	1,174
3.8%	2035	1,143	1,174
3.5%	2037	1,029	1,057
3.9%	2038	857	—
1.2%	2040	971	998
4.0%	2043	1,143	1,174
3.8%	2045	857	881
		$23,714	$20,258
Other currencies (weighted-average interest rate at June 30, 2026): (1)
Pound sterling (4.9%)	2038	$995	$1,009
Japanese yen (1.2%)	2026–2028	781	811
Other (13.7%)	2026–2027	30	78
		$61,974	$61,134
Finance lease obligations (5.0% weighted-average interest rate at June 30, 2026)	2026–2035	1,102	1,153
		$63,076	$62,286
Less: net unamortized discount		799	806
Less: net unamortized debt issuance costs		197	185
Add: fair value adjustment (3)		(95)	(36)
		$61,985	$61,259
Less: current maturities		5,772	6,424
Total		$56,212	$54,836

(1)Includes notes, debentures, bank loans and secured borrowings.
(2)Includes a total of $4.9 billion from the 2024 issuance of U.S. dollar fixed-rate notes by IBM International Capital Pte. Ltd (IIC), a 100-percent owned finance subsidiary of IBM. The notes are fully and unconditionally guaranteed by IBM and no other subsidiary of IBM guarantees the notes.
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
Pre-swap annual contractual obligations of long-term debt outstanding at June 30, 2026, were as follows:

($ in millions)	Total
Remainder of 2026	$437
2027	6,713
2028	6,001
2029	5,583
2030	4,448
Thereafter	39,894
Total	$63,076
Interest on Debt

($ in millions)
For the six months ended June 30:	2026	2025
Cost of financing	$216	$173
Interest expense	959	965
Interest capitalized	2	4
Total interest paid and accrued	$1,177	$1,141
Lines of Credit
On June 22, 2026, the company amended its $2.5 billion Three-Year Credit Agreement and $7.5 billion Five-Year Credit Agreement (the Credit Agreements) to extend the maturity dates to June 20, 2029 and June 22, 2031, respectively. The Credit Agreements permit the company and its subsidiary borrowers to borrow up to $10 billion on a revolving basis. At June 30, 2026, there were no borrowings by the company, or its subsidiaries, under these credit facilities.

Notes to Consolidated Financial Statements — (continued)

13. Commitments:
The company’s extended lines of credit to third-party entities include unused amounts of $2.3 billion and $1.7 billion at June 30, 2026 and December 31, 2025, respectively. In addition, the company has committed to provide future financing to its clients in connection with client purchase agreements for $1.5 billion and $1.9 billion at June 30, 2026 and December 31, 2025, respectively. The company collectively evaluates the allowance for these arrangements using a provision methodology consistent with the portfolio of the commitments. Refer to note A, “Significant Accounting Policies,” in the company’s 2025 Annual Report for additional information. The allowance for these commitments recorded in other liabilities in the Consolidated Balance Sheet at June 30, 2026 and December 31, 2025 was not material.
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
In addition, the company guarantees certain loans and financial commitments. The maximum potential future payment under these financial guarantees and the fair value of these guarantees recognized in the Consolidated Balance Sheet at June 30, 2026 and December 31, 2025 were not material.
The company’s liabilities for standard and extended warranties, which are included in other accrued expenses and liabilities and other liabilities, and in deferred income, respectively, in the Consolidated Balance Sheet, were not material for the periods presented.

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
The company records a provision with respect to a claim, suit, investigation or proceeding when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Any recorded liabilities, including any changes to such liabilities for the quarter ended June 30, 2026 were not material to the Consolidated Financial Statements.
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

Notes to Consolidated Financial Statements — (continued)
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
15. Equity Activity:
Reclassifications and Taxes Related to Items of Other Comprehensive Income

($ in millions)	Before Tax Amount	Tax (Expense)/ Benefit	Net of Tax Amount
For the three months ended June 30, 2026:
Other comprehensive income/(loss):
Foreign currency translation adjustments	$(9)	$(42)	$(51)
Net unrealized gains/(losses) on available-for-sale securities	$0	$0	$0
Unrealized gains/(losses) on cash flow hedges:
Unrealized gains/(losses) arising during the period	$119	$(31)	$87
Reclassification of (gains)/losses to:
Cost of services	22	(5)	17
Cost of sales	(8)	3	(6)
Cost of financing	1	0	1
SG&A expense	(4)	1	(3)
Other (income) and expense	80	(20)	60
Interest expense	5	(1)	4
Total unrealized gains/(losses) on cash flow hedges	$215	$(54)	$161
Retirement-related benefit plans: (1)
Prior service costs/(credits)	$—	$—	$—
Net gains/(losses) arising during the period	0	—	0
Curtailments and settlements	3	(1)	2
Amortization of prior service costs/(credits)	9	(2)	7
Amortization of net (gains)/losses	197	(51)	145
Total retirement-related benefit plans	$208	$(54)	$154
Other comprehensive income/(loss)	$414	$(150)	$263

(1)These accumulated other comprehensive income (AOCI) components are included in the computation of net periodic pension cost. Refer to note 18, “Retirement-Related Benefits,” for additional information.

Notes to Consolidated Financial Statements — (continued)
Reclassifications and Taxes Related to Items of Other Comprehensive Income

($ in millions)	Before Tax Amount	Tax (Expense)/ Benefit	Net of Tax Amount
For the three months ended June 30, 2025:
Other comprehensive income/(loss):
Foreign currency translation adjustments	$(613)	$399	$(215)
Net unrealized gains/(losses) on available-for-sale securities	$(5)	$1	$(4)
Unrealized gains/(losses) on cash flow hedges:
Unrealized gains/(losses) arising during the period	$(82)	$24	$(59)
Reclassification of (gains)/losses to:
Cost of services	4	(1)	3
Cost of sales	5	(2)	4
Cost of financing	1	0	1
SG&A expense	2	(1)	1
Other (income) and expense	(436)	110	(327)
Interest expense	6	(1)	4
Total unrealized gains/(losses) on cash flow hedges	$(501)	$128	$(373)
Retirement-related benefit plans: (1)
Prior service costs/(credits)	$0	$0	$0
Net gains/(losses) arising during the period	0	8	8
Curtailments and settlements	5	(2)	3
Amortization of prior service costs/(credits)	(2)	1	(1)
Amortization of net (gains)/losses	157	(42)	115
Total retirement-related benefit plans	$160	$(35)	$125
Other comprehensive income/(loss)	$(959)	$493	$(466)

(1)These AOCI components are included in the computation of net periodic pension cost. Refer to note 18, “Retirement-Related Benefits,” for additional information.

Notes to Consolidated Financial Statements — (continued)
Reclassifications and Taxes Related to Items of Other Comprehensive Income

($ in millions)	Before Tax Amount	Tax (Expense)/ Benefit	Net of Tax Amount
For the six months ended June 30, 2026:
Other comprehensive income/(loss):
Foreign currency translation adjustments	$127	$(158)	$(31)
Net unrealized gains/(losses) on available-for-sale securities	$0	$0	$0
Unrealized gains/(losses) on cash flow hedges:
Unrealized gains/(losses) arising during the period	$(56)	$10	$(46)
Reclassification of (gains)/losses to:
Cost of services	37	(9)	28
Cost of sales	(9)	4	(6)
Cost of financing	2	(1)	2
SG&A expense	(3)	1	(2)
Other (income) and expense	400	(100)	300
Interest expense	11	(3)	8
Total unrealized gains/(losses) on cash flow hedges	$382	$(97)	$285
Retirement-related benefit plans: (1)
Prior service costs/(credits)	$—	$—	$—
Net gains/(losses) arising during the period	1	0	1
Curtailments and settlements	4	(1)	3
Amortization of prior service costs/(credits)	18	(4)	13
Amortization of net (gains)/losses	394	(103)	291
Total retirement-related benefit plans	$417	$(109)	$309
Other comprehensive income/(loss)	$926	$(364)	$562

(1)These AOCI components are included in the computation of net periodic pension cost. Refer to note 18, “Retirement-Related Benefits,” for additional information.

Notes to Consolidated Financial Statements — (continued)
Reclassifications and Taxes Related to Items of Other Comprehensive Income

($ in millions)	Before Tax Amount	Tax (Expense)/ Benefit	Net of Tax Amount
For the six months ended June 30, 2025:
Other comprehensive income/(loss):
Foreign currency translation adjustments	$(956)	$602	$(354)
Net unrealized gains/(losses) on available-for-sale securities	$2	$(1)	$2
Unrealized gains/(losses) on cash flow hedges:
Unrealized gains/(losses) arising during the period	$(141)	$40	$(101)
Reclassification of (gains)/losses to:
Cost of services	5	(1)	4
Cost of sales	(2)	1	(2)
Cost of financing	2	(1)	2
SG&A expense	(2)	0	(1)
Other (income) and expense	(758)	191	(567)
Interest expense	12	(3)	9
Total unrealized gains/(losses) on cash flow hedges	$(883)	$227	$(656)
Retirement-related benefit plans: (1)
Prior service costs/(credits)	$0	$0	$0
Net gains/(losses) arising during the period	0	8	8
Curtailments and settlements	7	(2)	5
Amortization of prior service costs/(credits)	(4)	1	(2)
Amortization of net (gains)/losses	308	(83)	225
Total retirement-related benefit plans	$311	$(76)	$236
Other comprehensive income/(loss)	$(1,525)	$753	$(772)

(1)These AOCI components are included in the computation of net periodic pension cost. Refer to note 18, “Retirement-Related Benefits,” for additional information.

Notes to Consolidated Financial Statements — (continued)
Accumulated Other Comprehensive Income/(Loss) (net of tax)

($ in millions)	Foreign Currency Translation Adjustments (1)	Net Unrealized Gains/(Losses) on Available- For-Sale Securities	Net Unrealized Gains/(Losses) on Cash Flow Hedges	Net Change Retirement- Related Benefit Plans	Accumulated Other Comprehensive Income/(Loss)
January 1, 2026	$(3,956)	$0	$(157)	$(11,600)	$(15,713)
Other comprehensive income before reclassifications	(31)	0	(46)	1	(77)
Amount reclassified from accumulated other comprehensive income	—	—	331	308	639
Total change for the period	$(31)	$0	$285	$309	$562
June 30, 2026	$(3,988)	$(1)	$128	$(11,291)	$(15,151)

($ in millions)	Foreign Currency Translation Adjustments (1)	Net Unrealized Gains/(Losses) on Available- For-Sale Securities	Net Unrealized Gains/(Losses) on Cash Flow Hedges	Net Change Retirement- Related Benefit Plans	Accumulated Other Comprehensive Income/(Loss)
January 1, 2025	$(3,512)	$0	$237	$(11,994)	$(15,269)
Other comprehensive income before reclassifications	(354)	2	(101)	8	(445)
Amount reclassified from accumulated other comprehensive income	—	—	(555)	228	(328)
Total change for the period	$(354)	$2	$(656)	$236	$(772)
June 30, 2025	$(3,865)	$2	$(419)	$(11,759)	$(16,041)

(1)Foreign currency translation adjustments are presented gross except for any associated hedges which are presented net of tax.
16. Derivative Financial Instruments:
The company operates in multiple functional currencies and is a significant lender and borrower in the global markets. In the normal course of business, the company is exposed to the impact of interest rate changes and foreign currency fluctuations and, to a lesser extent, equity risk. The company limits these risks by following established risk management policies and procedures, including the use of derivatives, and, where cost effective, financing with debt in the currencies in which assets are denominated. For interest rate exposures, derivatives are used to better align rate movements between the interest rates associated with the company’s lease and other financial assets and the interest rates associated with its debt. Derivatives are also used to manage the related cost of debt. For foreign currency exposures, derivatives are used to better manage the cash flow volatility arising from foreign exchange rate fluctuations.
The company does not offset derivative assets against liabilities in master netting arrangements. If derivative exposures covered by a qualifying master netting agreement had been netted in the Consolidated Balance Sheet at June 30, 2026 and December 31, 2025, the total derivative asset and liability positions each would have been reduced by $437 million and $285 million, respectively. The company restricts the use of cash collateral received to rehypothecation, and therefore reports it in restricted cash. Receivables and payables recognized upon payment or receipt of cash collateral against the fair values of the related derivative instruments, including the amount rehypothecated, are recognized on a gross basis in the Consolidated Balance Sheet and were not material for all periods presented.

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
Interest Rate Risk
Fixed and Variable Rate Borrowings
The company issues debt in the global capital markets to fund its operations and financing business. Access to cost-effective financing can result in interest rate mismatches with the underlying assets. To manage these mismatches and to reduce overall interest cost, the company uses interest-rate swaps to convert specific fixed-rate debt issuances into variable-rate debt. At both June 30, 2026 and December 31, 2025, the total notional amount of the company’s interest-rate swaps was $6.7 billion. The weighted-average remaining maturity of these instruments at June 30, 2026 and December 31, 2025 was approximately 3.0 years and 3.5 years, respectively. These interest-rate contracts were accounted for as fair value hedges.
Foreign Exchange Risk
Long-Term Investments in Foreign Subsidiaries (Net Investment)
A large portion of the company’s foreign currency-denominated debt portfolio is designated as a hedge of net investment in major foreign subsidiaries to reduce the volatility in stockholders’ equity caused by changes in foreign currency exchange rates in the subsidiaries' functional currency with respect to the U.S. dollar. At both June 30, 2026 and December 31, 2025, the carrying value of debt designated as hedging instruments was $16.4 billion. The company also uses foreign currency derivatives, which may include forward contracts, long-term cross currency swaps, and options, for this risk management purpose. At June 30, 2026 and December 31, 2025, the total notional amount of derivative instruments designated as net investment hedges was $7.6 billion and $6.9 billion, respectively. At both June 30, 2026 and December 31, 2025, the weighted-average remaining maturity of these instruments was less than one year.
Anticipated Royalties and Cost Transactions
The company’s operations generate significant nonfunctional currency, third-party vendor payments and intercompany payments for royalties and goods and services among the company’s non-U.S. subsidiaries and with the company. In anticipation of these foreign currency cash flows and in view of the volatility of the currency markets, the company selectively employs forward contracts to manage its currency risk. These forward contracts are accounted for as cash flow hedges. At June 30, 2026, the maximum remaining length of time over which the company hedged its exposure is approximately two years. At June 30, 2026 and December 31, 2025, the total notional amount of forward contracts designated as cash flow hedges of forecasted royalty and cost transactions was $11.1 billion and $10.8 billion, respectively. At both June 30, 2026 and December 31, 2025, the weighted-average remaining maturity of these instruments was less than one year.

Notes to Consolidated Financial Statements — (continued)
At June 30, 2026 and December 31, 2025, in connection with cash flow hedges of anticipated royalties and cost transactions, there were unrealized net gains (before taxes) of $301 million and $4 million, respectively, deferred in AOCI. The company estimates that $249 million of the deferred net gains (before taxes) on derivatives in AOCI at June 30, 2026 will be reclassified to net income within the next 12 months, providing an offsetting economic impact against the underlying anticipated transactions.
Foreign Currency-Denominated Borrowings
The company is exposed to exchange rate volatility on foreign currency-denominated debt. To manage this risk, the company may employ forward contracts or cross-currency swaps to convert the principal, or principal and interest payments of foreign currency-denominated debt, to debt denominated in the functional currency of the borrowing entity. These derivatives are accounted for as cash flow hedges.
At June 30, 2026, the maximum length of time remaining over which the company hedged its exposure was approximately five years. At June 30, 2026 and December 31, 2025, the total notional amount of derivative instruments designated as cash flow hedges of foreign currency-denominated debt was $9.2 billion and $4.8 billion, respectively.
At June 30, 2026 and December 31, 2025, in connection with forward contracts, there were unrealized net gains (before taxes) of $25 million and unrealized net losses of $48 million, respectively, deferred in AOCI. Approximately $130 million of losses (before taxes) related to the initial forward points excluded from the assessment of hedge effectiveness is expected to be amortized to other (income) and expense in the Consolidated Income Statement within the next 12 months.
Subsidiary Cash and Foreign Currency Asset/Liability Management
The company uses its Global Treasury Centers to manage the cash of its subsidiaries. These centers principally use currency swaps to convert cash flows in a cost-effective manner. In addition, the company uses forward contracts to economically hedge, on a net basis, the foreign currency exposure of a portion of the company’s nonfunctional currency assets and liabilities. The terms of these forward and swap contracts are generally less than one year. The changes in the fair values of these contracts and of the underlying hedged exposures are generally offsetting and are recorded in other (income) and expense in the Consolidated Income Statement. At June 30, 2026 and December 31, 2025, the total notional amount of derivative instruments in economic hedges of foreign currency exposure was $8.0 billion and $6.4 billion, respectively.
Equity Risk Management
The company is exposed to market price changes in certain broad market indices and in the company’s own stock primarily related to certain obligations to employees. Changes in the overall value of these employee compensation obligations are recorded in SG&A expense in the Consolidated Income Statement. Although not designated as accounting hedges, the company utilizes derivatives, including equity swaps and futures, to economically hedge the exposures related to its employee compensation obligations. The derivatives are linked to the total return on certain broad market indices or the total return on the company’s common stock, and are recorded at fair value with gains or losses also reported in SG&A expense in the Consolidated Income Statement. At both June 30, 2026 and December 31, 2025, the total notional amount of derivative instruments in economic hedges of these compensation obligations was $1.5 billion.

Notes to Consolidated Financial Statements — (continued)
Cumulative Basis Adjustments for Fair Value Hedges
At June 30, 2026 and December 31, 2025, the following amounts were recorded in the Consolidated Balance Sheet related to cumulative basis adjustments for fair value hedges:

($ in millions)	June 30, 2026	December 31, 2025
Short-term debt:
Carrying amount of the hedged item	$(494)	$—
Cumulative hedging adjustments included in the carrying amount — assets/(liabilities)	5	—
Long-term debt:
Carrying amount of the hedged item	(6,105)	(6,656)
Cumulative hedging adjustments included in the carrying amount — assets/(liabilities) (1)	90	36

(1)Includes $(100) million and $(114) million of hedging adjustments on discontinued hedging relationships at June 30, 2026 and December 31, 2025, respectively.
Effect of Derivatives in the Consolidated Income Statement and Other Comprehensive Income (OCI)
The total effect of fair value hedges, cash flow hedges, net investment hedges and derivatives not designated as hedging instruments are summarized by income and expense line items as follows:

	(Gains)/Losses of Total Hedge Activity
	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2026	2025	2026	2025
Cost of services	$22	$4	$37	$5
Cost of sales	(8)	5	(9)	(2)
Cost of financing	(1)	0	(2)	(1)
SG&A expense	(164)	(114)	(97)	(83)
Other (income) and expense	117	(601)	540	(1,043)
Interest expense	(3)	(3)	(8)	(5)

Notes to Consolidated Financial Statements — (continued)

	(Gains)/Losses Recognized in Consolidated Income Statement
($ in millions)	Consolidated Income Statement Line Item	Recognized on Derivatives		Attributable to Risk Being Hedged (1)
For the three months ended June 30:		2026	2025	2026	2025
Derivative instruments in fair value hedges: (2)
Interest rate contracts	Cost of financing	$7	$(2)	$(5)	$5
	Interest expense	32	(13)	(25)	28
Derivative instruments not designated as hedging instruments:
Foreign exchange contracts	Other (income) and expense	37	(165)	N/A	N/A
Equity contracts	SG&A expense	(160)	(115)	N/A	N/A
Total		$(84)	$(295)	$(31)	$33

	Effects of Derivatives Recognized in Consolidated Income Statement and OCI
				(Gains)/Losses
($ in millions)	Gains/(Losses) Recognized in OCI		Consolidated Income Statement Line Item	Reclassified from AOCI		Amounts Excluded from Effectiveness Testing (3)
For the three months ended June 30:	2026	2025		2026	2025	2026	2025
Derivative instruments in cash flow hedges:
Interest rate contracts	$—	$—	Cost of financing	$1	$0	N/A	N/A
			Interest expense	2	3	N/A	N/A
Foreign exchange contracts
Amount included in the assessment of effectiveness	68	(25)	Cost of services	22	4	N/A	N/A
			Cost of sales	(8)	5	N/A	N/A
			Cost of financing	1	1	N/A	N/A
			SG&A expense	(4)	2	N/A	N/A
			Other (income) and expense	43	(466)	N/A	N/A
			Interest expense	3	3	N/A	N/A
Amount excluded from the assessment of effectiveness	51	(57)	Other (income) and expense	N/A	N/A	37	30
Instruments in net investment hedges: (4)
Foreign exchange contracts
Amount included in the assessment of effectiveness	199	(1,585)
Amount excluded from the assessment of effectiveness	(31)	—	Cost of financing	N/A	N/A	(3)	(4)
			Interest expense	N/A	N/A	(16)	(24)
Total	$287	$(1,668)		$59	$(449)	$17	$2

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
N/A - not applicable

Notes to Consolidated Financial Statements — (continued)

	(Gains)/Losses Recognized in Consolidated Income Statement
($ in millions)	Consolidated Income Statement Line Item	Recognized on Derivatives		Attributable to Risk Being Hedged (1)
For the six months ended June 30:		2026	2025	2026	2025
Derivative instruments in fair value hedges: (2)
Interest rate contracts	Cost of financing	$14	$(13)	$(11)	$18
	Interest expense	63	(72)	(48)	101
Derivative instruments not designated as hedging instruments:
Foreign exchange contracts	Other (income) and expense	139	(285)	N/A	N/A
Equity contracts	SG&A expense	(94)	(81)	N/A	N/A
Total		$122	$(451)	$(59)	$119

	Effects of Derivatives Recognized in Consolidated Income Statement and OCI
				(Gains)/Losses
	Gains/(Losses) Recognized in OCI		Consolidated Income Statement Line Item	Reclassified from AOCI		Amounts Excluded from Effectiveness Testing (3)
($ in millions)
For the six months ended June 30:	2026	2025		2026	2025	2026	2025
Derivative instruments in cash flow hedges:
Interest rate contracts	$—	$—	Cost of financing	$1	$1	N/A	N/A
			Interest expense	5	6	N/A	N/A
Foreign exchange contracts
Amount included in the assessment of effectiveness	(61)	17	Cost of services	37	5	N/A	N/A
			Cost of sales	(9)	(2)	N/A	N/A
			Cost of financing	1	1	N/A	N/A
			SG&A expense	(3)	(2)	N/A	N/A
			Other (income) and expense	332	(814)	N/A	N/A
			Interest expense	6	6	N/A	N/A
Amount excluded from the assessment of effectiveness	4	(158)	Other (income) and expense	N/A	N/A	68	56
Instruments in net investment hedges: (4)
Foreign exchange contracts
Amount included in the assessment of effectiveness	649	(2,406)
Amount excluded from the assessment of effectiveness	(17)	11	Cost of financing	N/A	N/A	(8)	(8)
			Interest expense	N/A	N/A	(34)	(45)
Total	$576	$(2,535)		$370	$(798)	$27	$3

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

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2026	2025	2026	2025
Cost	$73	$67	$149	$132
SG&A expense	228	244	497	461
R&D expense	198	130	358	249
Pre-tax stock-based compensation cost	498	441	1,004	842
Income tax benefits	(146)	(156)	(353)	(350)
Net stock-based compensation cost	$352	$285	$651	$492
Pre-tax stock-based compensation cost for the three months ended June 30, 2026 increased $58 million compared to the corresponding period in the prior year primarily due to an increase in restricted stock units ($79 million) due to the issuance and assumption of stock-based compensation awards in connection with recent acquisitions, offset by a decrease in performance share units ($23 million) due to adjustments related to attainment of targets.
Pre-tax stock-based compensation cost for the six months ended June 30, 2026 increased $163 million compared to the corresponding period in the prior year primarily due to increases in restricted stock units ($131 million) and performance share units ($24 million). The increases are driven by the company's annual cycle for employees, adjustments related to targets for performance share units and the issuance and assumption of stock-based compensation awards in connection with recent acquisitions.
Total unrecognized compensation cost related to non-vested awards at June 30, 2026 was $2.4 billion and is expected to be recognized over a weighted-average period of approximately 2.2 years.
18. Retirement-Related Benefits:
The company offers defined benefit (DB) pension plans, defined contribution (DC) plans, as well as nonpension postretirement plans primarily consisting of retiree medical benefits.

Notes to Consolidated Financial Statements — (continued)
Cost/(Income) of Retirement Plans
The following table provides the components of the cost/(income) for the company’s retirement-related benefit plans.

($ in millions)	U.S. Plans		Non-U.S. Plans
For the three months ended June 30:	2026	2025	2026	2025
Service cost	$86	$88	$46	$44
Interest cost (1)	180	187	288	267
Expected return on plan assets (1)	(266)	(268)	(361)	(369)
Amortization of prior service costs/(credits) (1)	—	—	16	6
Recognized actuarial losses (1)	122	70	75	87
Curtailments and settlements (1)	—	—	3	5
Multi-employer plans	—	—	4	3
Other costs/(credits) (1)	—	—	9	10
Total net periodic pension (income)/cost of defined benefit plans	$122	$77	$80	$52
Cost of defined contribution plans	16	17	109	103
Total defined benefit pension and defined contribution plans cost recognized in the Consolidated Income Statement	$138	$93	$189	$155

($ in millions)	U.S. Plans		Non-U.S. Plans
For the six months ended June 30:	2026	2025	2026	2025
Service cost	$173	$176	$89	$85
Interest cost (1)	359	374	579	518
Expected return on plan assets (1)	(532)	(536)	(724)	(715)
Amortization of prior service costs/(credits) (1)	—	—	32	11
Recognized actuarial losses (1)	243	140	151	169
Curtailments and settlements (1)	—	—	4	7
Multi-employer plans	—	—	7	6
Other costs/(credits) (1)	—	—	20	18
Total net periodic pension (income)/cost of defined benefit plans	$244	$154	$157	$99
Cost of defined contribution plans	31	30	212	199
Total defined benefit pension and defined contribution plans cost recognized in the Consolidated Income Statement	$274	$184	$369	$298

(1) These components of net periodic pension cost are included in other (income) and expense in the Consolidated Income Statement.

Notes to Consolidated Financial Statements — (continued)
Cost of Nonpension Postretirement Plans
The following table provides the components of the cost for the company’s nonpension postretirement plans.

($ in millions)	U.S. Plan		Non-U.S. Plans
For the three months ended June 30:	2026	2025	2026	2025
Service cost	$0	$0	$0	$0
Interest cost (1)	25	28	12	10
Expected return on plan assets (1)	—	—	0	0
Amortization of prior service costs/(credits) (1)	(7)	(7)	0	0
Recognized actuarial losses (1)	1	—	0	0
Total nonpension postretirement plans cost recognized in the Consolidated Income Statement	$19	$22	$12	$11

($ in millions)	U.S. Plan		Non-U.S. Plans
For the six months ended June 30:	2026	2025	2026	2025
Service cost	$1	$1	$1	$1
Interest cost (1)	50	57	23	21
Expected return on plan assets (1)	—	—	0	(1)
Amortization of prior service costs/(credits) (1)	(15)	(15)	0	0
Recognized actuarial losses (1)	1	—	0	0
Total nonpension postretirement plans cost recognized in the Consolidated Income Statement	$38	$43	$24	$22

(1)These components of net periodic pension cost are included in other (income) and expense in the Consolidated Income Statement.
Plan Contributions
The company does not anticipate any significant changes to the expected plan contributions in 2026 from the amounts disclosed in the 2025 Annual Report. The table below includes contributions to the following plans:

($ in millions)	Plan Contributions
For the six months ended June 30:	2026	2025
U.S. nonpension postretirement benefit plan	$127	$104
Non-U.S. DB and multi-employer plans (1)	17	20
Total plan contributions	$144	$124

(1)Amounts reported net of refunds.
The U.S. nonpension postretirement benefit plan contributions in the table above were made in U.S. Treasury securities. Additionally, during the six months ended June 30, 2026 and 2025, contributions of $413 million and $390 million, respectively, were made to the Active Medical Trust in U.S. Treasury securities. Contributions made with U.S. Treasury securities are considered a non-cash transaction.
19. Subsequent Events:
On July 22, 2026, the company announced that the Board of Directors approved a quarterly dividend of $1.69 per common share. The dividend is payable September 10, 2026 to stockholders of record on August 10, 2026.

Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026
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
Currency:
The references to “adjusted for currency” or “at constant currency” in the Management Discussion do not include operational impacts that could result from fluctuations in foreign currency rates. When we refer to growth rates at constant currency or adjust such growth rates for currency, it is done so that certain financial results can be viewed without the impact of fluctuations in foreign currency exchange rates, thereby facilitating period-to-period comparisons of business performance. Financial results adjusted for currency are calculated by translating current period activity in local currency using the comparable prior-year period’s currency conversion rate. This approach is used for countries where the functional currency is the local currency. Generally, when the dollar either strengthens or weakens against other currencies, the growth at constant currency rates or adjusting for currency will be higher or lower than growth reported at actual exchange rates. Refer to “Currency Rate Fluctuations” on page 70 for additional information.
Operating (non-GAAP) Earnings:
In an effort to provide better transparency into the operational results of the business, supplementally, management separates business results into operating and non-operating categories. Operating earnings from continuing operations is a non-GAAP measure that excludes the effects of certain acquisition-related charges and intangible asset amortization, expense resulting from basis differences on equity method investments, retirement-related costs and their related tax impacts. Due to the unique, non-recurring nature of the enactment of the U.S. Tax Cuts and Jobs Act (TCJA or U.S. tax reform), management characterizes the one-time provisional charge recorded in the fourth quarter of 2017, and adjustments to that charge, as non-operating. Adjustments include the tax effect of true-ups, audit adjustments, accounting elections and new regulations, or laws (e.g., H.R. 1 in July of 2025) that impact the TCJA provisions which resulted in the one-time provisional charge. For acquisitions, operating (non-GAAP) earnings exclude the amortization of acquired intangible assets and acquisition-related charges such as in-process research and development, transaction costs, applicable retention, restructuring and related expenses, tax charges related to acquisition integration, and pre-closing charges, such as financing costs. These charges are excluded as they may be inconsistent in amount and timing from period to period and are significantly impacted by the size, type and frequency of our acquisitions. All other spending for acquired companies is included in both earnings from continuing operations and in operating (non-GAAP) earnings. For retirement-related costs, management characterizes certain items as operating and others as non-operating, consistent with GAAP. We include defined benefit plan and nonpension postretirement benefit plan service costs, multi-employer plan costs and the cost of defined contribution plans in operating earnings. Non-operating retirement-related costs include defined benefit plan and nonpension postretirement benefit plan amortization of prior service costs, interest cost, expected return on plan assets, amortized actuarial gains/losses, the impacts of any plan curtailments/settlements and pension insolvency costs and other costs. Non-operating retirement-related costs are primarily related to changes in pension plan assets and liabilities which are tied to financial market performance, and we consider these costs to be outside of the operational performance of the business.
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

Management Discussion – (continued)
Financial Results Summary — Three Months Ended June 30:

($ and shares in millions, except per share amounts)			Yr.-to-Yr. Percent/ Margin Change
For the three months ended June 30:	2026	2025
Revenue (1)	$17,162	$16,977	1.1%
Gross profit margin	57.7%	58.8%	(1.0)	pts.
Total expense and other (income)	$7,428	$7,380	0.7%
Income from continuing operations before income taxes	$2,479	$2,597	(4.5)%
Provision for/(benefit from) income taxes from continuing operations	$313	$404	(22.5)%
Income from continuing operations	$2,166	$2,193	(1.2)%
Income from continuing operations margin	12.6%	12.9%	(0.3)	pts.
Income/(loss) from discontinued operations, net of tax	$(1)	$1	nm
Net income	$2,165	$2,194	(1.3)%
Earnings per share from continuing operations - assuming dilution	$2.27	$2.31	(1.7)%
Consolidated earnings per share - assuming dilution	$2.27	$2.31	(1.7)%
Weighted-average shares outstanding - assuming dilution	953.3	948.0	0.6%

(1)Year-to-year revenue growth of 1 percent adjusted for currency.
nm - not meaningful
The following table provides the company’s operating (non-GAAP) earnings for the second quarter of 2026 and 2025.

($ in millions, except per share amounts)			Yr.-to-Yr. Percent Change
For the three months ended June 30:	2026	2025
Net income as reported	$2,165	$2,194	(1.3)%
Income/(loss) from discontinued operations, net of tax	(1)	1	nm
Income from continuing operations	$2,166	$2,193	(1.2)%
Non-operating adjustments (net of tax):
Acquisition-related charges	548	443	23.8
Non-operating retirement-related costs/(income)	76	17	nm
U.S. tax reform impacts	2	—	nm
Operating (non-GAAP) earnings (1)	$2,792	$2,652	5.3%
Diluted operating (non-GAAP) earnings per share (1)	$2.93	$2.80	4.6%

(1)Refer to the quarter-to-date "GAAP Reconciliation" on page 65 for additional information.
nm - not meaningful
Financial Performance Summary — Three Months Ended June 30:
In the second quarter of 2026, we reported $17.2 billion in revenue, income from continuing operations of $2.2 billion, and operating (non-GAAP) earnings of $2.8 billion. Diluted earnings per share from continuing operations was $2.27 as reported and $2.93 on an operating (non-GAAP) basis. We generated $2.6 billion in cash from operations and $2.5 billion in free cash flow, and returned $1.6 billion to shareholders in dividends. While our second-quarter performance was below our expectations, we have conviction in the strength of our portfolio and the strategic direction of our business. We believe our strategic investments over the past several years continue to strengthen IBM's position as a software-led Hybrid Cloud and AI platform company and we continue to build leadership in quantum.
Total revenue grew 1.1 percent both as reported and adjusted for currency compared to the prior-year period. Software and Infrastructure revenue results were below our expectations, while Consulting was in-line. The Software shortfall was limited to a capital-sensitive area of the portfolio. While we are navigating near-term client buying dynamics that we will work through, about 80 percent of our software revenue is recurring in nature and delivered healthy growth in the quarter,

Management Discussion – (continued)
reflecting the demand for our offerings and giving us confidence in our growth opportunity. Since the z17 was introduced in June 2025, this has been the strongest start to a mainframe program in our history, and we expected declines year to year in revenue. However, the results in the quarter were worse than our expectations, driven by a shortfall in our IBM Z performance and the associated software stack, primarily in Transaction Processing. In the final weeks of June, we saw a shift in client spending priorities that resulted in numerous large deals failing to close within the expected timelines, driving the majority of the shortfall. Many clients redirected spending toward servers, storage, and memory purchases to secure supply-constrained infrastructure ahead of expected price increases. We saw this dynamic firsthand, with Distributed Infrastructure revenue increasing 37 percent, our strongest quarter on record.
Software delivered revenue growth of 5.1 percent as reported (4.6 percent adjusted for currency). Consulting revenue was flat as reported and increased 1.1 percent adjusted for currency. Infrastructure revenue decreased 7.4 percent both as reported and adjusted for currency.
From a geographic perspective, Americas revenue decreased 0.5 percent as reported (1.0 percent adjusted for currency). Europe/Middle East/Africa (EMEA) increased 4.1 percent as reported (2.1 percent adjusted for currency). Asia Pacific increased 0.3 percent as reported (5.2 percent adjusted for currency).
Gross margin of 57.7 percent decreased 1.0 point year to year driven by our revenue shortfall and mix, partially offset by productivity actions. Operating (non-GAAP) gross margin of 59.4 percent decreased 0.7 points compared to the prior-year period due to the same dynamics.
Total expense and other (income) increased 0.7 percent in the second quarter of 2026 compared to the second quarter of 2025 driven by our investments in portfolio innovation, and higher amortization of acquired intangible assets and acquisition-related charges, partially offset by savings from productivity actions and the effects of currency. Total operating (non-GAAP) expense and other (income) decreased 1.5 percent year to year, driven by savings from productivity actions and the effects of currency, partially offset by our investments in portfolio innovations.
Pre-tax income from continuing operations of $2.5 billion decreased 4.5 percent compared to the prior-year period and pre-tax margin declined 0.9 points year to year to 14.4 percent. Software and Consulting segment profit margins improved year to year, while Infrastructure profit margin was impacted by the IBM Z shortfall and cycle dynamics. The continuing operations provision for income taxes was $0.3 billion in the second quarter of 2026, compared to $0.4 billion in the second quarter of 2025. Net income from continuing operations was essentially flat year to year. Net income from continuing operations margin of 12.6 percent, was down 0.3 points year to year.
Operating (non-GAAP) pre-tax income from continuing operations of $3.3 billion increased 2.9 percent compared to the second quarter of 2025 and the operating (non-GAAP) pre-tax margin from continuing operations increased 0.3 points to 19.2 percent. The operating (non-GAAP) provision for income taxes was $0.5 billion in both the second quarter of 2026 and the second quarter of 2025. Operating (non-GAAP) net income from continuing operations of $2.8 billion increased 5.3 percent and the operating (non-GAAP) net income margin from continuing operations of 16.3 percent increased 0.6 point year to year.
Diluted earnings per share from continuing operations of $2.27 decreased 1.7 percent and operating (non-GAAP) diluted earnings per share of $2.93 increased 4.6 percent compared to the second quarter of 2025.
Cash provided by operating activities was $2.6 billion in the second quarter of 2026, an increase of $0.9 billion compared to the second quarter of 2025, which includes a decrease in cash used by financing receivables of $1.2 billion. Free cash flow was $2.5 billion, a decrease of $0.3 billion versus the prior-year period. Net cash used in investing activities was $0.5 billion, compared with net cash provided by investing activities of $1.7 billion in the prior-year period. Net cash used in financing activities of $5.7 billion increased $2.9 billion compared to the second quarter of 2025.

Management Discussion – (continued)
Financial Results Summary — Six Months Ended June 30:

($ and shares in millions, except per share amounts)			Yr.-to-Yr. Percent/ Margin Change
For the six months ended June 30:	2026	2025
Revenue (1)	$33,079	$31,519	5.0%
Gross profit margin	57.0%	57.1%	(0.1)	pts.
Total expense and other (income)	$14,991	$14,253	5.2%
Income from continuing operations before income taxes	$3,866	$3,755	3.0%
Provision for/(benefit from) income taxes from continuing operations	$484	$507	(4.5)%
Income from continuing operations	$3,382	$3,248	4.1%
Income from continuing operations margin	10.2%	10.3%	(0.1)	pts.
Income/(loss) from discontinued operations, net of tax	$(1)	$1	nm
Net income	$3,381	$3,249	4.1%
Earnings per share from continuing operations - assuming dilution	$3.55	$3.43	3.5%
Consolidated earnings per share - assuming dilution	$3.55	$3.43	3.5%
Weighted-average shares outstanding - assuming dilution	952.7	946.7	0.6%

	At 6/30/2026	At 12/31/2025
Assets	$152,099	$151,880	0.1%
Liabilities	$117,558	$119,139	(1.3)%
Equity	$34,541	$32,740	5.5%

(1)Year-to-year revenue growth of 3 percent adjusted for currency.
nm - not meaningful
The following table provides the company’s operating (non-GAAP) earnings for the first six months of 2026 and 2025.

($ in millions, except per share amounts)			Yr.-to-Yr. Percent Change
For the six months ended June 30:	2026	2025
Net income as reported	$3,381	$3,249	4.1%
Income/(loss) from discontinued operations, net of tax	(1)	1	nm
Income from continuing operations	$3,382	$3,248	4.1%
Non-operating adjustments (net of tax):
Acquisition-related charges	1,056	872	21.1
Non-operating retirement-related costs/(income)	169	51	229.9
U.S. tax reform impacts	6	(2)	nm
Operating (non-GAAP) earnings (1)	$4,613	$4,169	10.7%
Diluted operating (non-GAAP) earnings per share (1)	$4.84	$4.40	10.0%

(1)Refer to the year-to-date "GAAP Reconciliation" on page 66 for additional information.
nm - not meaningful
Financial Performance Summary —Six Months Ended June 30:
In the first six months of 2026, we reported $33.1 billion in revenue, net income from continuing operations of $3.4 billion, and operating (non-GAAP) earnings of $4.6 billion. Diluted earnings per share from continuing operations was $3.55 as reported and $4.84 on an operating (non-GAAP) basis. We generated $7.8 billion in cash from operations and $4.8 billion in free cash flow, and delivered shareholder returns of $3.2 billion in dividends. Our year-to-date performance was impacted by the dynamics we faced in the second quarter of 2026; however, it also reflects a focus on business fundamentals as we accelerate our productivity initiatives while continuing to invest in growth. We continue to maintain a

Management Discussion – (continued)
strong liquidity position and a solid investment grade balance sheet which enables us to invest in our business and return value to shareholders through dividends.
Total revenue grew 5.0 percent as reported and 3.4 percent adjusted for currency compared to the prior-year period. Software grew 7.9 percent as reported (6.1 percent adjusted for currency). Consulting revenue increased 2.1 percent as reported (1.0 percent adjusted for currency). Infrastructure revenue increased 1.9 percent as reported (0.5 percent adjusted for currency).
From a geographic perspective, Americas revenue increased 3.9 percent year to year as reported (3.2 percent adjusted for currency). EMEA increased 9.1 percent (3.6 percent adjusted for currency). Asia Pacific increased 0.7 percent (3.6 percent adjusted for currency).
Gross margin of 57.0 percent and operating (non-GAAP) gross margin of 58.6 percent were essentially flat compared to the prior-year period and were impacted by the second quarter 2026 revenue shortfall and mix dynamics.
Total expense and other (income) increased 5.2 percent in the first six months of 2026 versus the prior-year period primarily driven by our investments in portfolio innovation, and higher amortization of acquired intangible assets and acquisition-related charges, partially offset by savings from productivity actions. Total operating (non-GAAP) expense and other (income) increased 3.4 percent year to year, driven primarily by the same factors excluding the higher amortization of acquired intangible assets and acquisition-related charges.
Pre-tax income from continuing operations of $3.9 billion increased 3.0 percent and pre-tax margin was 11.7 percent, a decline of 0.2 points as compared to the first six months of 2025. The continuing operations provision for income taxes in the first six months of 2026 and the first six months of 2025 was $0.5 billion. Net income from continuing operations of $3.4 billion increased 4.1 percent and the net income from continuing operations margin was 10.2 percent, down 0.1 points year to year. The year-to-year performance was primarily driven by first-half revenue growth and increased productivity, partially offset by our investments in portfolio innovation.
Operating (non-GAAP) pre-tax income from continuing operations of $5.4 billion increased 9.8 percent compared to the prior-year period and the operating (non-GAAP) pre-tax margin from continuing operations increased 0.7 points to 16.4 percent. The operating (non-GAAP) provision for income taxes in the first six months of 2026 and the first six months of 2025 was $0.8 billion. Operating (non-GAAP) income from continuing operations of $4.6 billion increased 10.7 percent and the operating (non-GAAP) income margin from continuing operations of 13.9 percent increased 0.7 points year to year. The year-to-year performance is primarily driven by the same factors as described above.
Diluted earnings per share from continuing operations of $3.55 in the first six months of 2025 increased 3.5 percent and operating (non-GAAP) diluted earnings per share of $4.84 increased 10.0 percent compared to the first six months of 2025.
At June 30, 2026, the balance sheet remained strong with financial flexibility to support and invest in the business. Cash and cash equivalents, restricted cash and marketable securities at June 30, 2026 of $8.2 billion decreased $6.3 billion from December 31, 2025 and debt of $62.0 billion at June 30, 2026 increased $0.7 billion. The company continues to make investments in innovation both organically and through acquisitions, including the Confluent acquisition in first-quarter 2026.
Total assets increased $0.2 billion ($1.3 billion adjusted for currency) from December 31, 2025. Total liabilities decreased $1.6 billion ($0.5 billion adjusted for currency) from December 31, 2025. Total equity of $34.5 billion increased $1.8 billion from December 31, 2025.
Cash provided by operating activities was $7.8 billion in the first six months of 2026, an increase of $1.7 billion compared to the first six months of 2025, which includes an increase in cash provided by financing receivables of $1.7 billion. Free cash flow of $4.8 billion was essentially flat versus the prior-year period. Refer to page 72 for additional information on free cash flow. Net cash used in investing activities of $11.0 billion, which includes our investment in the acquisition of Confluent, decreased $0.3 billion compared to the prior-year period. Financing activities were a net use of cash of $3.0 billion in the first six months of 2026 compared to a net source of cash of $2.6 billion in the first six months of 2025.

Management Discussion – (continued)
Second Quarter in Review
Results of Continuing Operations
Segment Details
The following tables present each reportable segment’s revenue and gross margin results, followed by an analysis of the second quarter and the first six months of 2026 versus the second quarter and first six months of 2025 reportable segments results.

($ in millions)			Yr.-to-Yr. Percent/Margin Change		Yr.-to-Yr. Percent Change Adjusted For Currency
For the three months ended June 30:	2026	2025
Revenue:
Software	$7,761	$7,387	5.1%		4.6%
Gross margin	82.6%	83.9%	(1.3)	pts.
Consulting	5,327	5,314	0.2%		1.1%
Gross margin	28.9%	27.5%	1.4	pts.
Infrastructure	3,835	4,142	(7.4)%		(7.4)%
Gross margin	58.4%	61.5%	(3.1)	pts.
Financing	186	166	12.2%		11.3%
Gross margin	42.5%	45.7%	(3.3)	pts.
Other (1)	52	(31)	nm		nm
Gross margin	nm	nm	nm
Total revenue	$17,162	$16,977	1.1%		1.1%
Total gross profit	$9,907	$9,977	(0.7)%
Total gross margin	57.7%	58.8%	(1.0)	pts.
Non-operating adjustments:
Amortization of acquired intangible assets	287	225	27.2%
Operating (non-GAAP) gross profit	$10,194	$10,202	(0.1)%
Operating (non-GAAP) gross margin	59.4%	60.1%	(0.7)	pts.

(1)Includes reductions in revenue for estimated residual value less related unearned income on sales-type leases, which reflects the z17 launch in June 2025. Refer to note A, "Significant Accounting Policies," in the company's 2025 Annual Report for additional information.
nm - not meaningful

Management Discussion – (continued)

($ in millions)			Yr.-to-Yr. Percent/Margin Change		Yr.-to-Yr. Percent Change Adjusted For Currency
For the six months ended June 30:	2026	2025
Revenue:
Software	$14,813	$13,722	7.9%		6.1%
Gross margin	82.7%	83.7%	(1.1)	pts.
Consulting	10,599	10,382	2.1%		1.0%
Gross margin	28.2%	27.4%	0.8	pts.
Infrastructure	7,161	7,027	1.9%		0.5%
Gross margin	57.7%	57.9%	(0.3)	pts.
Financing	406	357	13.6%		10.7%
Gross margin	43.0%	45.8%	(2.8)	pts.
Other (1)	100	30	235.5%		196.3%
Gross margin	nm	nm	nm
Total revenue	$33,079	$31,519	5.0%		3.4%
Total gross profit	$18,857	$18,008	4.7%
Total gross margin	57.0%	57.1%	(0.1)	pts.
Non-operating adjustments:
Amortization of acquired intangible assets	524	426	23.0%
Operating (non-GAAP) gross profit	$19,380	$18,434	5.1%
Operating (non-GAAP) gross margin	58.6%	58.5%	0.1	pts.

(1)Includes reductions in revenue for estimated residual value less related unearned income on sales-type leases, which reflects the z17 launch in June 2025. Refer to note A, "Significant Accounting Policies," in the company's 2025 Annual Report for additional information.
nm - not meaningful
Software

($ in millions)			Yr.-to-Yr. Percent Change	Yr.-to-Yr. Percent Change Adjusted For Currency
For the three months ended June 30:	2026	2025
Software revenue:	$7,761	$7,387	5.1%	4.6%
Hybrid Cloud	$1,998	$1,796	11.2%	10.9%
Automation	1,951	1,883	3.6	3.1
Data	1,782	1,499	18.9	18.4
Transaction Processing	2,030	2,208	(8.1)	(8.6)

($ in millions)			Yr.-to-Yr. Percent Change	Yr.-to-Yr. Percent Change Adjusted For Currency
For the six months ended June 30:	2026	2025
Software revenue:	$14,813	$13,722	7.9%	6.1%
Hybrid Cloud	$3,903	$3,483	12.1%	10.4%
Automation	3,692	3,467	6.5	4.7
Data	3,256	2,736	19.0	17.3
Transaction Processing	3,963	4,037	(1.8)	(3.9)

Management Discussion – (continued)
For the second quarter of 2026, Software revenue of $7,761 million increased 5.1 percent as reported (4.6 percent adjusted for currency) compared to the prior-year period. Although the revenue performance was below our expectations, recent acquisitions delivered a strong contribution to Software revenue growth. Our recurring revenue base, which is approximately 80 percent of Software revenue, delivered healthy growth, reflecting demand for our offerings. The remaining 20 percent of Software revenue is transactional in nature, and is predominantly related to the incumbency with IBM Z and the associated enterprise license agreements (ELAs) with Transaction Processing and other software products in Data and Automation. ELAs are highly valuable to IBM because they establish long-term, strategic client commitments that expand adoption across our software products, creating a multiplier effect. Transactional revenue declined in the period given the shift in customer buying patterns late in the quarter.
Revenue performance by line of business in the second quarter compared to the prior-year period was as follows:
Hybrid Cloud (Red Hat) revenue increased 11.2 percent as reported (10.9 percent adjusted for currency), driven by subscriptions and stabilization in consumption-based services. OpenShift annual recurring revenue is now over $2 billion. Automation revenue increased 3.6 percent as reported (3.1 percent adjusted for currency). Data revenue increased 18.9 percent as reported (18.4 percent adjusted for currency) reflecting the contribution from recent acquisitions, primarily Confluent. Transaction Processing revenue decreased 8.1 percent as reported (8.6 percent adjusted for currency), reflecting the shortfall in our IBM Z performance.

Across Software, our annual recurring revenue (ARR) was solid at $24.6 billion, which increased approximately $2 billion as reported year to year. This increase reflects the acquisition of Confluent and growth across other areas of our recurring revenue base. ARR is a key performance metric management uses to assess the health and growth trajectory of our Software segment, and is calculated by using the current quarter’s recurring revenue and then multiplying that value by four. This value includes the following consumption models: (1) software subscription agreements, including committed term licenses, (2) as-a-service arrangements such as SaaS and PaaS, and (3) maintenance and support contracts. ARR should be viewed independently of software revenue as this performance metric and its inputs may not represent revenue that will be recognized in future periods.
Revenue performance in the first six months of 2026 compared to the prior-year period was as follows:
Software revenue of $14,813 million increased 7.9 percent as reported (6.1 percent adjusted for currency). Hybrid Cloud and Data both grew at double-digit rates, Automation expanded at a mid-single digit rate and Transaction Processing declined. The revenue performance in Software for the first six months of 2026 reflects the contribution from Hybrid Cloud and recent acquisitions, including Confluent and HashiCorp, and the investment in innovating our organic software; partially offset by the transactional dynamics that occurred in the second-quarter 2026.

($ in millions)			Yr.-to-Yr. Percent/ Margin Change
For the three months ended June 30:	2026	2025
Software:
Gross profit	$6,411	$6,197	3.5%
Gross profit margin	82.6%	83.9%	(1.3)	pts.
Segment profit	$2,502	$2,296	8.9%
Segment profit margin	32.2%	31.1%	1.1	pts.

($ in millions)			Yr.-to-Yr. Percent/ Margin Change
For the six months ended June 30:	2026	2025
Software:
Gross profit	$12,247	$11,490	6.6%
Gross profit margin	82.7%	83.7%	(1.1)	pts.
Segment profit	$4,601	$4,143	11.1%
Segment profit margin	31.1%	30.2%	0.9	pts.

Management Discussion – (continued)
For the second quarter of 2026, Software gross profit margin decreased 1.3 points to 82.6 percent, on a year-to-year basis. Segment profit of $2,502 million increased 8.9 percent and segment profit margin of 32.2 percent increased 1.1 points compared to the prior-year period.
For the first six months of 2026, Software gross profit margin decreased 1.1 points to 82.7 percent on a year-to-year basis. Segment profit of $4,601 million increased 11.1 percent and segment profit margin of 31.1 percent increased 0.9 points compared to the prior-year period.
The Software gross profit margin decline for the second quarter and the first six months of 2026 was primarily driven by investments in our portfolio innovation, and product mix. Segment profit and profit margin performance for both periods reflect the benefits of our productivity actions, partially offset by investments in the business.
Consulting

($ in millions)			Yr.-to-Yr. Percent Change	Yr.-to-Yr. Percent Change Adjusted For Currency
For the three months ended June 30:	2026	2025
Consulting revenue:	$5,327	$5,314	0.2%	1.1%
Strategy and Technology	$2,933	$2,920	0.5%	1.3%
Intelligent Operations	2,394	2,395	0.0	0.8

($ in millions)			Yr.-to-Yr. Percent Change	Yr.-to-Yr. Percent Change Adjusted For Currency
For the six months ended June 30:	2026	2025
Consulting revenue:	$10,599	$10,382	2.1%	1.0%
Strategy and Technology	$5,829	$5,702	2.2%	1.1%
Intelligent Operations	4,770	4,680	1.9	0.8
For the second quarter of 2026, Consulting revenue of $5,327 million was essentially flat as reported (increased 1.1 percent adjusted for currency) on a year-to-year basis. Strategy and Technology revenue increased 0.5 percent as reported (1.3 percent adjusted for currency), and Intelligent Operations revenue was flat as reported (increased 0.8 percent adjusted for currency), compared to the prior-year period. The revenue performance in Consulting was driven by demand for application modernization, data transformation and cybersecurity services as clients balance the need to increase productivity through AI with the need to strengthen resiliency and manage risk.

For the first six months of 2026, Consulting revenue of $10,599 million increased 2.1 percent as reported (1.0 percent adjusted for currency) on a year-to-year basis. The revenue performance for Consulting and the lines of business was primarily driven by the same factors as described above for the second quarter.

($ in millions)			Yr.-to-Yr. Percent/ Margin Change
For the three months ended June 30:	2026	2025
Consulting:
Gross profit	$1,539	$1,461	5.4%
Gross profit margin	28.9%	27.5%	1.4	pts.
Segment profit	$647	$562	15.1%
Segment profit margin	12.1%	10.6%	1.6	pts.

Management Discussion – (continued)

($ in millions)			Yr.-to-Yr. Percent/ Margin Change
For the six months ended June 30:	2026	2025
Consulting:
Gross profit	$2,988	$2,842	5.1%
Gross profit margin	28.2%	27.4%	0.8	pts.
Segment profit	$1,205	$1,121	7.5%
Segment profit margin	11.4%	10.8%	0.6	pts.
In the second quarter of 2026, Consulting gross profit margin of 28.9 percent increased 1.4 points on a year-to-year basis. Segment profit of $647 million increased 15.1 percent and segment profit margin of 12.1 percent increased 1.6 points compared to the prior-year period.
For the first six months of 2026, Consulting gross profit margin of 28.2 percent increased 0.8 points on a year-to-year basis. Segment profit of $1,205 million increased 7.5 percent and segment profit margin of 11.4 percent increased 0.6 points compared to the prior-year period.
Consulting gross profit, segment profit and respective margin performance in the second quarter and first six months of 2026 primarily reflect the benefits of the productivity actions we have taken, partially offset by investments in innovation.

($ in millions)			Yr.-to-Yr. Percent Change	Yr.-to-Yr. Percent Change Adjusted For Currency
For the six months ended June 30:	2026	2025
Total Consulting signings	$10,388	$9,727	6.8%	5.9%
Consulting Signings, Book-to-Bill and Backlog

($ in millions)			Yr.-to-Yr. Percent Change	Yr.-to-Yr. Percent Change Adjusted For Currency
For the three months ended June 30:	2026	2025
Total Consulting signings	$5,034	$4,793	5.0%	5.9%
For the three and six months ended June 30, 2026, Consulting signings increased 5.0 percent as reported (5.9 percent adjusted for currency) and 6.8 percent as reported (5.9 percent adjusted for currency), respectively, compared to the prior-year period. This was the second consecutive quarter of solid signings growth reflecting continued client investment in business transformation initiatives. Our book-to-bill ratio for the trailing twelve-months was approximately 1.05. Book-to-bill represents the ratio of IBM Consulting signings to its revenue over the same period. The metric is a useful indicator of the demand of our business over time. At June 30, 2026, backlog was $30.8 billion.
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

Management Discussion – (continued)
duration, customer decisions, and other factors, which may include, but are not limited to, the macroeconomic environment.
Infrastructure

($ in millions)			Yr.-to-Yr. Percent Change	Yr.-to-Yr. Percent Change Adjusted For Currency
For the three months ended June 30:	2026	2025
Infrastructure revenue:	$3,835	$4,142	(7.4)%	(7.4)%
Hybrid Infrastructure	$2,570	$2,866	(10.3)%	(10.1)%
IBM Z			(42.0)	(41.8)
Distributed Infrastructure			37.3	37.5
Infrastructure Support	1,265	1,275	(0.8)	(1.1)

($ in millions)			Yr.-to-Yr. Percent Change	Yr.-to-Yr. Percent Change Adjusted For Currency
For the six months ended June 30:	2026	2025
Infrastructure revenue:	$7,161	$7,027	1.9%	0.5%
Hybrid Infrastructure	$4,678	$4,512	3.7%	2.6%
IBM Z			(19.5)	(20.1)
Distributed Infrastructure			27.2	25.5
Infrastructure Support	2,483	2,515	(1.3)	(3.4)
For the second quarter of 2026 as compared to the prior-year period, Infrastructure revenue of $3,835 million decreased 7.4 percent, with a decline in Hybrid Infrastructure of 10.3 percent as reported (10.1 percent adjusted for currency) and a decline in Infrastructure Support of 0.8 percent as reported (1.1 percent adjusted for currency). Within Hybrid Infrastructure, IBM Z decreased 42.0 percent as reported (41.8 percent adjusted for currency) reflecting performance below expectations in the current period, and also comparing to a historically strong prior-year z17 launch. Distributed Infrastructure revenue increased 37.3 percent as reported (37.5 percent adjusted for currency), with double-digit growth in both Storage and Power. Storage revenue growth reflects our differentiated offerings including those with AI-enabled capabilities that help clients scale and manage data for AI. Power revenue growth was driven by continued demand for Power11 with its value proposition of resiliency, performance and Linux modernization.
For the first six months of 2026, Infrastructure revenue of $7,161 million increased 1.9 percent as reported (0.5 percent adjusted for currency) compared to the prior-year period, reflecting growth in Distributed Infrastructure, led by double-digit growth in Power and Storage. IBM Z and Infrastructure Support revenue performance reflects product cycle dynamics. IBM Z revenue was impacted by the shortfall in the second quarter, but z17 remains our strongest program on record as clients continue to invest in the platform to modernize mission-critical workloads.

($ in millions)			Yr.-to-Yr. Percent/ Margin Change
For the three months ended June 30:	2026	2025
Infrastructure:
Gross profit	$2,239	$2,548	(12.1)%
Gross profit margin	58.4%	61.5%	(3.1)	pts.
Segment profit	$835	$965	(13.4)%
Segment profit margin	21.8%	23.3%	(1.5)	pts.

Management Discussion – (continued)

($ in millions)			Yr.-to-Yr. Percent/ Margin Change
For the six months ended June 30:	2026	2025
Infrastructure:
Gross profit	$4,130	$4,071	1.5%
Gross profit margin	57.7%	57.9%	(0.3)	pts.
Segment profit	$1,360	$1,213	12.1%
Segment profit margin	19.0%	17.3%	1.7	pts.
For the second quarter of 2026, Infrastructure gross profit margin of 58.4 percent decreased 3.1 points on a year-to-year basis. Infrastructure segment profit of $835 million decreased 13.4 percent and segment profit margin of 21.8 percent decreased 1.5 points compared to the prior-year period.
Infrastructure gross profit, segment profit and respective margin performance in the second quarter of 2026 was driven by the IBM Z shortfall and associated product mix, partially offset by productivity actions we have taken.
For the first six months of 2026, gross profit margin of 57.7 percent was essentially flat on a year-to-year basis. Infrastructure segment profit of $1,360 million increased 12.1 percent and segment profit margin of 19.0 percent increased 1.7 points compared to the prior-year period.
Infrastructure gross profit, segment profit and respective margin performance in the first six months of 2026 primarily reflect productivity actions we have taken, partially offset by product mix.
Financing
Refer to pages 73 through 74 for a discussion of Financing’s segment results.
Geographic Revenue
In addition to the revenue presentation by reportable segment, we also measure revenue performance on a geographic basis.

($ in millions)			Yr.-to-Yr. Percent Change	Yr.-to-Yr. Percent Change Adjusted For Currency
For the three months ended June 30:	2026	2025
Total Revenue	$17,162	$16,977	1.1%	1.1%
Americas	$8,417	$8,462	(0.5)%	(1.0)%
Europe/Middle East/Africa (EMEA)	5,633	5,413	4.1	2.1
Asia Pacific	3,112	3,103	0.3	5.2

($ in millions)			Yr.-to-Yr. Percent Change	Yr.-to-Yr. Percent Change Adjusted For Currency
For the six months ended June 30:	2026	2025
Total Revenue	$33,079	$31,519	5.0%	3.4%
Americas	$16,278	$15,668	3.9%	3.2%
Europe/Middle East/Africa (EMEA)	10,876	9,965	9.1	3.6
Asia Pacific	5,925	5,886	0.7	3.6

Management Discussion – (continued)
Geographic revenue performance for the three months ended June 30, 2026 compared to the prior-year period:
Americas revenue of $8,417 million decreased 0.5 percent as reported and 1.0 percent adjusted for currency. The U.S. decreased 2.4 percent as reported. Canada decreased 17.1 percent as reported and 16.9 percent adjusted for currency. Latin America increased 30.2 percent as reported and 24.9 percent adjusted for currency, with Brazil increasing 47.4 percent as reported and 39.8 percent adjusted for currency.
In EMEA, total revenue of $5,633 million increased 4.1 percent as reported and 2.1 percent adjusted for currency. The U.K. increased 14.3 percent as reported and 14.1 percent adjusted for currency. Germany, France and Italy decreased 5.5 percent, 6.0 percent, and 13.4 percent, respectively, as reported, and 7.5 percent, 8.0 percent, and 15.2 percent, respectively, adjusted for currency. The Middle East and Africa region increased 22.9 percent as reported and 20.9 percent adjusted for currency.
Asia Pacific revenue of $3,112 million increased 0.3 percent as reported and 5.2 percent adjusted for currency. India increased 12.8 percent as reported and 24.7 percent adjusted for currency. Australia increased 9.4 percent as reported, but decreased 0.5 percent adjusted for currency. Japan decreased 9.7 percent as reported and was flat adjusted for currency.
Geographic revenue performance for the six months ended June 30, 2026 compared to the prior-year period:
Americas revenue of $16,278 million increased 3.9 percent as reported and 3.2 percent adjusted for currency. The U.S. increased 2.2 percent as reported. Canada decreased 4.8 percent as reported and 6.6 percent adjusted for currency. Latin America increased 22.5 percent as reported and 17.2 percent adjusted for currency, with Brazil increasing 38.5 percent as reported and 31.2 percent adjusted for currency.
In EMEA, total revenue of $10,876 million increased 9.1 percent as reported and 3.6 percent adjusted for currency. The U.K. increased 15.6 percent as reported and 12.0 percent adjusted for currency. France increased 6.6 percent as reported and was flat adjusted for currency. Germany and Italy increased 4.8 percent and 3.3 percent, respectively, as reported, but decreased 1.2 percent and 2.8 percent, respectively, adjusted for currency. The Middle East and Africa region increased 19.6 percent as reported and 17.4 percent adjusted for currency and represents less than 3 percent of IBM total revenue.
Asia Pacific revenue of $5,925 million increased 0.7 percent as reported and 3.6 percent adjusted for currency. Australia and India increased 11.7 percent and 9.1 percent, respectively, as reported, and 1.2 percent and 18.3 percent, respectively, adjusted for currency. Japan decreased 6.9 percent as reported and 0.5 percent adjusted for currency.
Expense
Total Expense and Other (Income)

($ in millions)			Yr.-to-Yr. Percent Change
For the three months ended June 30:	2026	2025
Total expense and other (income)	$7,428	$7,380	0.7%
Non-operating adjustments:
Amortization of acquired intangible assets	$(378)	$(324)	16.8%
Acquisition-related charges	(51)	(26)	97.8
Non-operating retirement-related (costs)/income	(96)	(25)	277.9
Operating (non-GAAP) expense and other (income)	$6,903	$7,005	(1.5)%
Total expense-to-revenue ratio	43.3%	43.5%	(0.2)	pts.
Operating (non-GAAP) expense-to-revenue ratio	40.2%	41.3%	(1.0)	pts.

Management Discussion – (continued)

($ in millions)			Yr.-to-Yr. Percent Change
For the six months ended June 30:	2026	2025
Total expense and other (income)	$14,991	$14,253	5.2%
Non-operating adjustments:
Amortization of acquired intangible assets	$(711)	$(618)	15.0%
Acquisition-related charges	(126)	(88)	43.2
Non-operating retirement-related (costs)/income	(192)	(48)	nm
Operating (non-GAAP) expense and other (income)	$13,961	$13,499	3.4%
Total expense-to-revenue ratio	45.3%	45.2%	0.1	pts.
Operating (non-GAAP) expense-to-revenue ratio	42.2%	42.8%	(0.6)	pts.

nm - not meaningful
For additional information regarding total expense and other (income) for both expense presentations, refer to the following analyses by category.
Selling, General and Administrative Expense

($ in millions)			Yr.-to-Yr. Percent Change
For the three months ended June 30:	2026	2025
Selling, general and administrative expense:
Selling, general and administrative — other	$3,920	$4,078	(3.9)%
Advertising and promotional expense	384	349	9.8
Workforce rebalancing charges	65	18	252.3
Amortization of acquired intangible assets	378	324	16.8
Stock-based compensation (1)	228	244	(6.7)
Provision for/(benefit from) expected credit loss expense	7	14	(50.8)
Total selling, general and administrative expense	$4,981	$5,027	(0.9)%
Non-operating adjustments:
Amortization of acquired intangible assets	$(378)	$(324)	16.8%
Acquisition-related charges (1)	(43)	(25)	75.5
Operating (non-GAAP) selling, general and administrative expense	$4,560	$4,679	(2.5)%

(1)2026 includes $52 million for awards in connection with acquisitions (including a non-operating adjustment in acquisition related charges of $5 million). 2025 includes $41 million for awards in connection with acquisitions (including a non-operating adjustment in acquisition-related charges of $17 million).

Management Discussion – (continued)

($ in millions)			Yr.-to-Yr. Percent Change
For the six months ended June 30:	2026	2025
Selling, general and administrative expense:
Selling, general and administrative — other	$7,820	$7,884	(0.8)%
Advertising and promotional expense	613	588	4.3
Workforce rebalancing charges	424	334	26.9
Amortization of acquired intangible assets	711	618	15.0
Stock-based compensation (1)	497	461	7.9
Provision for/(benefit from) expected credit loss expense	5	28	(81.5)
Total selling, general and administrative expense	$10,071	$9,913	1.6%
Non-operating adjustments:
Amortization of acquired intangible assets	$(711)	$(618)	15.0%
Acquisition-related charges (1)	(118)	(83)	42.1
Operating (non-GAAP) selling, general and administrative expense	$9,242	$9,212	0.3%

(1)2026 includes $69 million for awards in connection with acquisitions (including a non-operating adjustment in acquisition related charges of $6 million). 2025 includes $45 million for awards in connection with acquisitions (including a non-operating adjustment in acquisition-related charges of $17 million).
Total selling, general and administrative (SG&A) expense decreased 0.9 percent in the second quarter of 2026 versus the prior-year period driven primarily by the following factors:
•Lower spending reflecting the benefits from productivity and the actions taken to transform our operations (7 points); partially offset by
•Higher operating expenses from acquired businesses, as a result of our continued investment to drive our hybrid cloud and AI strategy (4 points); and
•Higher amortization of acquired intangible assets and acquisition-related charges (2 points).
Operating (non-GAAP) SG&A expense decreased 2.5 percent year to year primarily driven by the same factors above, excluding the higher amortization of acquired intangible assets and acquisition-related charges.
Expected credit loss expense was a provision of $7 million in the second quarter of 2026 compared to $14 million in the prior-year period. The year-to-year change was primarily driven by lower specific reserve requirements in the current year. Refer to "Receivables and Allowances" section on page 67 for additional information.
Total SG&A expense increased 1.6 percent in the first six months of 2026 versus the prior-year period driven primarily by the following factors:
•Higher operating expenses from acquired businesses, as a result of our continued investment to drive our hybrid cloud and AI strategy (3 points);
•The effects of currency (2 points); and
•Higher amortization of acquired intangible assets and acquisition-related charges (1 point); partially offset by
•Benefits from productivity and the actions taken to transform our operations (5 points).
Operating (non-GAAP) SG&A expense increased 0.3 percent year to year primarily driven by the same factors above, excluding the higher amortization of acquired intangible assets and acquisition-related charges.
Expected credit loss expense was a provision of $5 million in the first six months of 2026 compared to $28 million in the prior-year period. The year-to-year change was primarily driven by lower specific reserve requirements in the current year. Refer to "Receivables and Allowances" section on page 67 for additional information.

Management Discussion – (continued)
Research and Development

($ in millions)			Yr.-to-Yr. Percent Change
For the three months ended June 30:	2026	2025
Research and development expense	$2,311	$2,097	10.2%

($ in millions)			Yr.-to-Yr. Percent Change
For the six months ended June 30:	2026	2025
Research and development expense	$4,485	$4,047	10.8%
Research and development (R&D) expense increased 10.2 percent and 10.8 percent in the second quarter and the first six months of 2026, respectively, driven by continued organic and inorganic investments to drive innovation in AI, hybrid cloud and quantum.
Intellectual Property and Custom Development Income

($ in millions)			Yr.-to-Yr. Percent Change
For the three months ended June 30:	2026	2025
Intellectual property and custom development income:
Intellectual property income (1)	$56	$43	31.7%
Custom development income	109	172	(36.4)
Total	$166	$215	(22.8)%

($ in millions)			Yr.-to-Yr. Percent Change
For the six months ended June 30:	2026	2025
Intellectual property and custom development income:
Intellectual property income (1)	$101	$106	(4.2)%
Custom development income	236	362	(34.8)
Total	$338	$468	(27.8)%

(1)Includes licensing, royalty-based fees and sales.
Total intellectual property and custom development income decreased 22.8 percent and 27.8 percent year to year in the second quarter and first six months of 2026, respectively. The timing and amount of licensing and sales of IP may vary significantly from period to period depending upon the timing of licensing agreements, economic conditions, industry consolidation and the timing of new patents and know-how development.

Management Discussion – (continued)
Other (Income) and Expense

($ in millions)			Yr.-to-Yr. Percent Change
For the three months ended June 30:	2026	2025
Other (income) and expense:
(Gains)/losses on foreign currency transactions	$(107)	$773	nm
(Gains)/losses on derivative instruments	117	(601)	nm
Interest income	(86)	(172)	(50.0)%
Net (gains)/losses from securities and investment assets (1)	(106)	(19)	nm
Retirement-related costs/(income)	96	25	277.9
Other	(98)	(45)	120.9
Total other (income) and expense	$(185)	$(39)	nm
Non-operating adjustments:
Acquisition-related charges	$1	$(1)	nm
Non-operating retirement-related (costs)/income	(96)	(25)	277.9%
Operating (non-GAAP) other (income) and expense	$(280)	$(65)	nm

($ in millions)			Yr.-to-Yr. Percent Change
For the six months ended June 30:	2026	2025
Other (income) and expense:
(Gains)/losses on foreign currency transactions	$(435)	$1,215	nm
(Gains)/losses on derivative instruments	540	(1,043)	nm
Interest income	(238)	(363)	(34.5)%
Net (gains)/losses from securities and investment assets (1)	(115)	10	nm
Retirement-related costs/(income)	192	48	nm
Other	(130)	(71)	82.9
Total other (income) and expense	$(186)	$(204)	(8.4)%
Non-operating adjustments:
Acquisition-related charges	$1	$(1)	nm
Non-operating retirement-related (costs)/income	(192)	(48)	nm
Operating (non-GAAP) other (income) and expense	$(378)	$(253)	49.5%

(1) Includes realized and unrealized net (gains)/losses from equity investments.
nm - not meaningful
Total other (income) and expense was income of $185 million in the second quarter of 2026, an increase of $146 million compared to the prior-year period. The year-to-year change was primarily driven by:
•Lower net exchange losses (including derivative instruments) of $161 million; and
•Higher net gains from equity investments of $107 million, which includes $56 million of unrealized gains; partially offset by
•Lower interest income of $86 million primarily driven by a lower average cash balance in the current year resulting from cash utilized for the Confluent acquisition, as well as lower average interest rates; and
•Higher non-operating retirement-related cost of $70 million. Refer to "Retirement-Related Plans" on page 62 for additional information.
Operating (non-GAAP) other (income) and expense was income of $280 million in the second quarter of 2026, an increase of $215 million compared to the prior-year period. The year-to-year change was primarily driven by the factors described above excluding higher non-operating retirement-related costs.

Management Discussion – (continued)
Total other (income) and expense was income of $186 million in the first six months of 2026, a decrease of $17 million compared to the prior-year period. The year-to-year change was primarily driven by:
•Higher net gains from equity investments of $107 million, which includes $56 million of unrealized gains; and
•Lower net exchange losses (including derivative instruments) of $68 million; partially offset by
•Higher non-operating retirement-related cost of $144 million. Refer to "Retirement-Related Plans" on page 62 for additional information; and
•Lower interest income of $125 million primarily driven by lower average cash balances in the current year and lower average interest rates.
Operating (non-GAAP) other (income) and expense was income of $378 million in the first six months of 2026 and increased $125 million compared to the prior-year period. The year-to-year change was primarily driven by the factors described above excluding higher non-operating retirement-related costs.
Interest Expense

($ in millions)			Yr.-to-Yr. Percent Change
For the three months ended June 30:	2026	2025
Interest expense	$486	$510	(4.6)%

($ in millions)			Yr.-to-Yr. Percent Change
For the six months ended June 30:	2026	2025
Interest expense	$959	$965	(0.5)%
Interest expense decreased $23 million and $5 million year to year in the second quarter and first six months of 2026, respectively, driven by lower average interest rates partially offset by higher average debt balances. In addition, when external borrowings support the Financing business, interest expense is reported in cost of financing on the Consolidated Income Statement. For the second quarter and first six months of 2026, interest reported in cost of financing was $105 million and $216 million, with year-to-year increases of $19 million and $43 million, respectively.
Retirement-Related Plans
The following tables provide the total pre-tax cost for all retirement-related plans. The operating cost amounts are included in the Consolidated Income Statement within the caption (e.g., Cost, SG&A, R&D) relating to the job function of the plan participants. The non-operating cost amounts are included in other (income) and expense.

($ in millions)			Yr.-to-Yr. Percent Change
For the three months ended June 30:	2026	2025
Retirement-related plans — cost:
Service cost	$133	$133	0.3%
Multi-employer plans	4	3	21.5
Cost of defined contribution plans	125	120	4.3
Total operating costs	$261	$255	2.4%
Interest cost	$505	$493	2.4%
Expected return on plan assets	(627)	(638)	(1.7)
Recognized actuarial losses	197	157	25.1
Amortization of prior service costs/(credits)	9	(2)	nm
Curtailments/settlements	3	5	(36.1)
Other costs	9	10	(2.8)
Total non-operating costs/(income)	$96	$25	277.9%
Total retirement-related plans — cost	$357	$281	27.3%

nm - not meaningful

Management Discussion – (continued)

($ in millions)			Yr.-to-Yr. Percent Change
For the six months ended June 30:	2026	2025
Retirement-related plans — cost:
Service cost	$264	$263	0.4%
Multi-employer plans	7	6	3.2
Cost of defined contribution plans	242	229	5.7
Total operating costs	$513	$499	2.9%
Interest cost	$1,011	$969	4.3%
Expected return on plan assets	(1,256)	(1,252)	0.4
Recognized actuarial losses	395	309	27.8
Amortization of prior service costs/(credits)	18	(4)	nm
Curtailments/settlements	4	7	(31.6)
Other costs	20	18	10.2
Total non-operating costs/(income)	$192	$48	nm
Total retirement-related plans — cost	$705	$546	29.0%

nm - not meaningful
Total pre-tax retirement-related plan cost in the second quarter of 2026 increased by $76 million compared to the second quarter of 2025, primarily driven by an increase in recognized actuarial losses ($40 million), interest cost ($12 million), and lower expected return on plan assets ($11 million). Total cost for the first six months of 2026 increased by $159 million compared to the first six months of 2025, primarily driven by an increase in recognized actuarial losses ($86 million), interest cost ($42 million), and amortization of prior service costs/(credits) ($21 million).
As described in the “Operating (non-GAAP) Earnings” section on page 45, management characterizes certain retirement-related costs as operating and others as non-operating. Utilizing this characterization, operating retirement-related costs in the second quarter of 2026 were $261 million, an increase of $6 million compared to the second quarter of 2025. For the first six months of 2026, operating retirement-related costs were $513 million, an increase of $14 million compared to the prior-year period. Non-operating costs were $96 million in the second quarter of 2026 compared to $25 million in the prior-year period and $192 million for the first six months of 2026 compared to $48 million in the prior-year period. The year-to-year increases in non-operating costs for the periods presented were driven by the same factors as described in the total pre-tax retirement plan cost above.

Management Discussion – (continued)
Taxes
The continuing operations provision for income taxes was $313 million in the second quarter of 2026, compared to $404 million in the second quarter of 2025. The operating (non-GAAP) provision for income taxes was $498 million in the second quarter of 2026, compared to $545 million in the second quarter of 2025.
The continuing operations provision for income taxes for the first six months of 2026 was $484 million, compared to $507 million for the first six months of 2025. The operating (non-GAAP) provision for income taxes in the first six months of 2026 was $806 million, compared to $766 million in the first six months of 2025.
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
The U.S. Internal Revenue Service (IRS) has proposed adjustments related to certain cross-border transactions with respect to the company’s 2013-2014 and 2015-2016 U.S. income tax returns. The company strongly disagrees with the IRS’ proposed adjustments, has filed IRS Appeals protests, and will pursue resolution at court, if necessary. In the fourth quarter of 2025, the IRS concluded its audit of the company’s 2017-2018 U.S. income tax returns. The company strongly disagrees with certain adjustments proposed by the IRS and continues to evaluate its options to contest them. With respect to major U.S. state and foreign taxing jurisdictions, the company is generally no longer subject to tax examinations for years prior to 2016. The company is no longer subject to income tax examination of its U.S. federal tax return for years prior to 2013. Although the outcome of tax audits is always uncertain, the company believes that adequate amounts of tax, interest and penalties have been provided for any adjustments that are expected to result for these years.

Management Discussion – (continued)
GAAP Reconciliation
The tables below provide a reconciliation of our income statement results as reported under GAAP to our operating earnings presentation which is a non-GAAP measure. Management’s calculation of operating (non-GAAP) earnings, as presented, may differ from similarly titled measures reported by other companies. Refer to the “Operating (non-GAAP) Earnings” section on page 45 for management’s rationale for presenting operating earnings information.

($ in millions, except per share amounts)	GAAP	Acquisition- Related Adjustments		Retirement- Related Adjustments		U.S. Tax Reform Impacts		Operating (non-GAAP)
For the three months ended June 30, 2026:
Gross profit	$9,907	$287		$—		$—		$10,194
Gross profit margin	57.7%	1.7	pts.	—	pts.	—	pts.	59.4%
SG&A	$4,981	$(421)		$—		$—		$4,560
Other (income) and expense	(185)	1		(96)		—		(280)
Total expense and other (income)	7,428	(429)		(96)		—		6,903
Pre-tax income from continuing operations	2,479	716		96		—		3,290
Pre-tax margin from continuing operations	14.4%	4.2	pts.	0.6	pts.	—	pts.	19.2%
Provision for/(benefit from) income taxes (1)	$313	$167		$20		$(2)		$498
Effective tax rate	12.6%	2.3	pts.	0.2	pts.	(0.1)	pts.	15.1%
Income from continuing operations	$2,166	$548		$76		$2		$2,792
Income margin from continuing operations	12.6%	3.2	pts.	0.4	pts.	0.0	pts.	16.3%
Diluted earnings per share from continuing operations	$2.27	$0.58		$0.08		$0.00		$2.93

($ in millions, except per share amounts)	GAAP	Acquisition- Related Adjustments		Retirement- Related Adjustments		U.S. Tax Reform Impacts		Operating (non-GAAP)
For the three months ended June 30, 2025:
Gross profit	$9,977	$225		$—		$—		$10,202
Gross profit margin	58.8%	1.3	pts.	—	pts.	—	pts.	60.1%
SG&A	$5,027	$(348)		$—		$—		$4,679
Other (income) and expense	(39)	(1)		(25)		—		(65)
Total expense and other (income)	7,380	(350)		(25)		—		7,005
Pre-tax income from continuing operations	2,597	575		25		—		3,197
Pre-tax margin from continuing operations	15.3%	3.4	pts.	0.1	pts.	—	pts.	18.8%
Provision for/(benefit from) income taxes (1)	$404	$132		$9		$—		$545
Effective tax rate	15.5%	1.3	pts.	0.2	pts.	—	pts.	17.0%
Income from continuing operations	$2,193	$443		$17		$—		$2,652
Income margin from continuing operations	12.9%	2.6	pts.	0.1	pts.	—	pts.	15.6%
Diluted earnings per share from continuing operations	$2.31	$0.47		$0.02		$—		$2.80

(1)The tax impact on operating (non-GAAP) pre-tax income from continuing operations is calculated under the same accounting principles applied to the GAAP pre-tax income.

Management Discussion – (continued)

($ in millions, except per share amounts)	GAAP	Acquisition- Related Adjustments		Retirement- Related Adjustments		U.S. Tax Reform Impacts		Operating (non-GAAP)
For the six months ended June 30, 2026:
Gross profit	$18,857	$524		$—		$—		$19,380
Gross profit margin	57.0%	1.6	pts.	—	pts.	—	pts.	58.6%
SG&A	$10,071	$(829)		$—		$—		$9,242
Other (income) and expense	(186)	1		(192)		—		(378)
Total expense and other (income)	14,991	(838)		(192)		—		13,961
Pre-tax income from continuing operations	3,866	1,361		192		—		5,419
Pre-tax margin from continuing operations	11.7%	4.1	pts.	0.6	pts.	—	pts.	16.4%
Provision for/(benefit from) income taxes (1)	$484	$305		$23		$(6)		$806
Effective tax rate	12.5%	2.5	pts.	0.0	pts.	(0.1)	pts.	14.9%
Income from continuing operations	$3,382	$1,056		$169		$6		$4,613
Income margin from continuing operations	10.2%	3.2	pts.	0.5	pts.	0.0	pts.	13.9%
Diluted earnings per share from continuing operations	$3.55	$1.11		$0.18		$0.01		$4.84

($ in millions, except per share amounts)	GAAP	Acquisition- Related Adjustments		Retirement- Related Adjustments		U.S. Tax Reform Impacts		Operating (non-GAAP)
For the six months ended June 30, 2025:
Gross profit	$18,008	$426		$—		$—		$18,434
Gross profit margin	57.1%	1.4	pts.	—	pts.	—	pts.	58.5%
SG&A	$9,913	$(701)		$—		$—		$9,212
Other (income) and expense	(204)	(1)		(48)		—		(253)
Total expense and other (income)	14,253	(706)		(48)		—		13,499
Pre-tax income from continuing operations	3,755	1,132		48		—		4,935
Pre-tax margin from continuing operations	11.9%	3.6	pts.	0.2	pts.	—	pts.	15.7%
Provision for/(benefit from) income taxes (1)	$507	$260		$(3)		$2		$766
Effective tax rate	13.5%	2.2	pts.	(0.2)	pts.	0.0	pts.	15.5%
Income from continuing operations	$3,248	$872		$51		$(2)		$4,169
Income margin from continuing operations	10.3%	2.8	pts.	0.2	pts.	0.0	pts.	13.2%
Diluted earnings per share from continuing operations	$3.43	$0.92		$0.05		$0.00		$4.40

(1)The tax impact on operating (non-GAAP) pre-tax income from continuing operations is calculated under the same accounting principles applied to the GAAP pre-tax income.

Management Discussion – (continued)
Financial Position
Dynamics
Our balance sheet at June 30, 2026 continues to provide us with financial flexibility to support and invest in the business.
Cash and cash equivalents, restricted cash and marketable securities at June 30, 2026 were $8,178 million, a decrease of $6,293 million compared to December 31, 2025. Total debt of $61,987 million at June 30, 2026 increased $727 million compared to December 31, 2025. We continue to manage our debt levels while being acquisitive and without sacrificing investments in our business.
In the first six months of 2026, we generated $7,766 million in cash from operating activities, an increase of $1,695 million compared to the first six months of 2025. Our free cash flow for the six months ended June 30, 2026 was $4,760 million, essentially flat versus the prior-year period. Refer to pages 71 through 72 for additional information on free cash flow. We returned $3,166 million to shareholders through dividends in the first six months of 2026 and invested in the acquisition of Confluent which completed in the first quarter.
Our pension plans were well funded at the end of 2025, with worldwide qualified plans funded at 116 percent. Overall pension funded status as of the end of June 2026 was fairly consistent with year-end 2025. Refer to “Retirement-Related Plans” on page 30 in our 2025 Annual Report for additional information.
IBM Working Capital

($ in millions)	At June 30, 2026	At December 31, 2025
Current assets	$28,398	$36,944
Current liabilities	35,912	38,658
Working capital	$(7,514)	$(1,714)
Current ratio	0.79:1	0.96:1
Working capital decreased $5,799 million from the year-end 2025 position. Current assets decreased $8,546 million ($8,123 million adjusted for currency) primarily due to the decline in cash and cash equivalents, restricted cash and marketable securities, which included the reductions for the acquisition of Confluent in the first quarter, along with decreases in receivables related to collections of seasonally higher year-end balances. Current liabilities decreased $2,746 million ($2,466 million adjusted for currency) primarily driven by decreases in compensation and benefits liabilities and short-term debt.
Receivables and Allowances
Roll Forward of Total IBM Receivables Allowance for Credit Losses

($ in millions)
January 1, 2026	Additions / (Releases) (1)	Write-offs (2)	Foreign currency and other	June 30, 2026
$276	$7	$(27)	$5	$261

(1)Additions/(Releases) for allowance for credit losses are recorded in expense.
(2)Refer to note A, “Significant Accounting Policies,” in our 2025 Annual Report for additional information regarding allowance for credit loss write-offs.
Excluding receivables classified as held for sale, the total IBM receivables provision coverage was 1.2 percent at June 30, 2026, an increase of 10 basis points compared to December 31, 2025. The increase in coverage is primarily driven by a decrease in total receivables. The majority of the write-offs during the six months ended June 30, 2026 were related to receivables which had been previously reserved. Refer to Financing's “Balance Sheet and Return on Equity Highlights” on page 73 for additional details regarding the Financing segment receivables and allowances.

Management Discussion – (continued)
Noncurrent Assets and Liabilities

($ in millions)	At June 30, 2026	At December 31, 2025
Noncurrent assets	$123,701	$114,936
Long-term debt	$56,212	$54,836
Noncurrent liabilities (excluding debt)	$25,434	$25,645
Noncurrent assets increased $8,765 million ($9,437 million adjusted for currency) primarily due to an increase in goodwill and intangible assets from the Confluent acquisition.
Long-term debt increased $1,377 million ($1,826 million adjusted for currency) primarily driven by our first-quarter 2026 debt issuances, partially offset by reclassifications to short-term debt to reflect upcoming maturities within the next twelve months.
Noncurrent liabilities (excluding debt) decreased $212 million (increased $126 million adjusted for currency) primarily driven by currency.
Debt
Our funding requirements are continually monitored as we execute our strategies to manage the overall asset and liability profile. Additionally, we maintain sufficient flexibility to access global funding sources as needed.

($ in millions)	At June 30, 2026	At December 31, 2025
Total debt	$61,987	$61,260
Financing segment debt (1)	$13,047	$15,093
Non-Financing debt	$48,940	$46,167

(1)Refer to Financing’s “Balance Sheet and Return on Equity Highlights” on page 73 for additional details.
Total debt of $61,987 million increased $727 million ($1,173 million adjusted for currency) from December 31, 2025, primarily driven by proceeds from issuances of $7,437 million, partially offset by maturities of $7,141 million.
Non-Financing debt of $48,940 million increased $2,773 million ($3,131 million adjusted for currency) from December 31, 2025, primarily driven by the same dynamics as described above.

Financing segment debt of $13,047 million decreased $2,046 million ($1,958 million adjusted for currency) from December 31, 2025, primarily due to lower funding requirements associated with financing receivables.
Financing provides financing solutions predominantly for IBM’s external client assets, and the debt used to fund Financing assets is primarily comprised of intercompany loans. Total debt changes generally correspond with the level of client and commercial financing receivables, the level of cash and cash equivalents, the change in intercompany and external payables, and the change in intercompany investment from IBM. The terms of the intercompany loans are set by the company to substantially match the term, currency and interest rate variability underlying the financing receivable. The Financing debt-to-equity ratio remained at 9.0 to 1 at June 30, 2026.
In the Consolidated Income Statement, when external borrowings support the Financing business, interest expense is presented in cost of financing. Refer to note 12, “Borrowings,” for additional information.
Equity
Total equity increased $1,801 million from December 31, 2025, primarily driven by net income of $3,381 million and an increase in common stock issuances of $1,284 million, partially offset by dividends paid of $3,166 million.

Management Discussion – (continued)
Cash Flow
Our cash flows from operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flows on page 7, are summarized in the table below. These amounts also include the cash flows associated with the Financing business.

($ in millions)
For the six months ended June 30:	2026	2025
Net cash provided by/(used in):
Operating activities	$7,766	$6,071
Investing activities	(10,970)	(11,281)
Financing activities	(3,008)	2,589
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(211)	487
Net change in cash, cash equivalents and restricted cash	$(6,423)	$(2,134)
Net cash provided by operating activities increased $1,695 million as compared to the first six months of 2025. This was due to an increase in cash provided by total receivables primarily driven by financing receivables, and an increase in performance-related improvements within net income, partially offset by higher inventory levels to support anticipated customer demand, higher cash taxes and net interest expense.

Net cash used in investing activities decreased $312 million primarily due to lower cash used in purchases of marketable securities and other investments, as well as proceeds from the sale of marketable securities acquired in the Confluent acquisition. This decrease was partially offset by higher cash used for acquisitions, reflecting the impact of the Confluent acquisition compared with the HashiCorp acquisition in the prior‑year period.

Financing activities were a net use of cash of $3,008 million in the first six months of 2026 compared to a net source of cash of $2,589 million in the first six months of 2025 driven by a higher level of maturities and lower level of debt issuances year to year.
Looking Forward
Hybrid cloud and AI remain the two most consequential technologies for enterprise performance. These technologies are no longer viewed as incremental tools, but as platforms that are fundamentally transforming how businesses scale, compete, and operate.
AI is changing the economics of enterprise operations. To capture this opportunity and build a competitive advantage, businesses must go beyond just adding AI; they must become AI-first. The portfolio of AI offerings we have built, including cost efficient, fit-for-purpose open-source models deployed in hybrid environments, is focused on helping businesses scale AI and generate return through productivity improvements and automation. In Software, IBM watsonx provides a robust portfolio of AI products for developing AI apps, managing data, and governing the entire lifecycle of AI models and AI agents, allowing clients to move from pilots to production with full control over cost, security, sovereignty, and performance. Our watsonx platform and watsonx Orchestrate help enterprises deploy AI by connecting agents, models, and workflows with governance and security. We continue to see Infrastructure play a critical role with IBM Z delivering enhanced AI acceleration through multi-model AI capabilities, low unit cost architecture at scale for workloads that require end-to-end encryption, continued availability, and ultra-high throughput. In July, we introduced a smaller LinuxONE system that allows clients to address data center space and costs constraints while offering the security, resiliency and real time inferencing the IBM Z platform can deliver. In Consulting, AI is both a growth driver and a productivity engine. Our experts are helping clients design and execute AI strategies by leveraging the IBM Consulting Advantage platform, an AI delivery platform designed to implement solutions at scale, transforming how our consultants work. As agents take on more work, delivery becomes faster, more software driven, and more scalable.

AI is a powerful productivity driver for our clients and for IBM. We are transforming our enterprise operations, driving efficiency and cost savings with our Client Zero approach, leveraging technology and embedding AI in our own workflows. Our developer workforce is using IBM Bob, our AI-based software development system that automates the full software lifecycle, driving developer productivity and predictable enterprise costs. IBM Bob, which became generally

Management Discussion – (continued)
available in March, is helping clients build enterprise-ready AI applications and agents while creating a natural pathway to adoption of watsonx Orchestrate and IBM's broader AI platform.

We remain focused on accelerating the speed and scale of our innovation. In the second quarter, we launched Lightwell, an investment to establish a trusted enterprise clearinghouse, combined with a global workforce of engineers, to address open-source software vulnerabilities at scale, which became generally available in July. We also continue to invest in emerging technologies, including quantum. This quarter, we announced with the U.S. Department of Commerce (DoC), a letter of intent to build Anderon, a pure-play quantum wafer foundry supported by $1 billion in CHIPS Act incentives provided by the DoC and a $1 billion cash contribution by IBM. In addition, we disclosed our plans to invest more than $10 billion in quantum over the next five years, spanning R&D, capital expenditures, manufacturing scaling, M&A and ecosystem expansion.

To complement our portfolio, in mid-March we completed the acquisition of Confluent, which enables enterprises to deploy generative and agentic AI better and faster by providing trusted communication and data flow between environments, applications and APIs.

Our conviction in the strength of our business and our ability to grow and drive shareholder value remains unchanged. We recognize that the technology spending environment remains dynamic, and we must continue to evolve how we engage clients, bringing the full breadth of IBM's innovation to bear on their most important priorities. As clients determine how and where to deploy AI, we believe our portfolio is well positioned to help clients realize value in a secure, cost-effective, and scalable way.

Although our second-quarter 2026 results fell short of our expectations, we continue to focus on the fundamentals of our business by enhancing our go-to-market model, advancing our high-growth portfolio, and accelerating our innovation and productivity actions which span both spend reduction initiatives and actions designed to drive growth. We are a leader in hybrid cloud, we are investing to capitalize on the AI opportunity that plays directly to IBM's strengths in data, orchestration, and enterprise trust, and we continue to build leadership in quantum. We remain confident in the growth opportunities ahead of us and our ability to capture them.

While the economic and geopolitical environment continues to remain dynamic, we believe our durable, high value portfolio and the resiliency of our business model, underpinned by our software-led hybrid cloud and AI strategy, position us well to navigate the current climate.
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
References to “adjusted for currency” or “constant currency” reflect adjustments based upon a simple mathematical formula. However, this constant currency methodology that we utilize to disclose this information does not incorporate any operational actions that management could take to mitigate fluctuating currency rates. Based on the currency rate movements in the second quarter of 2026, revenue from continuing operations increased 1.1 percent both as reported and adjusted for currency compared to the prior year.
At June 30, 2026, currency changes resulted in assets and liabilities denominated in most local currencies being translated into fewer U.S. dollars than at year-end 2025. We use financial hedging instruments to limit specific currency risks related to foreign currency-based transactions.
We translate revenue, cost and expense in our non-U.S. operations at current exchange rates in the reported period. In the second quarter and first six months of 2026, the impacts from currency translation and hedging to year-to-year pre-tax income, operating (non-GAAP) pre-tax income and segments profit margins were not material. Hedging and certain underlying foreign currency transaction gains and losses are allocated to our segment results. Considering the operational responses mentioned above, movements of exchange rates, and the nature and timing of hedging instruments, it is difficult to predict future currency impacts in any particular period.

Management Discussion – (continued)
For non-U.S. subsidiaries and branches that operate in U.S. dollars or whose economic environment is highly inflationary, translation adjustments are reflected in results of operations. Generally, we manage currency risk in these entities by linking prices and contracts to U.S. dollars.
Liquidity and Capital Resources
In our 2025 Annual Report, on pages 31 to 33, there is a discussion of our liquidity including two tables that present three years of data. The table presented on page 31 includes net cash from operating activities, cash and cash equivalents, restricted cash and short-term marketable securities, and the size of our global credit facilities for each of the past three years. For the six months ended, or at, as applicable, June 30, 2026, those amounts are $7.8 billion of net cash from operating activities, $8.2 billion of cash and cash equivalents, restricted cash and short-term marketable securities and $10.0 billion in global credit facilities, respectively. While we have no current plans to draw on these credit facilities, they are available as back-up liquidity. On June 22, 2026, we amended our $2.5 billion Three-Year Credit Agreement and $7.5 billion Five-Year Credit Agreement (the Credit Agreements) to extend the maturity dates. Refer to note 12, “Borrowings,” for additional details on these credit facilities.
The major rating agencies' ratings on our debt securities at June 30, 2026 appear in the following table and remain unchanged from March 31, 2026.

IBM Ratings:	Standard and Poor's	Moody’s Investors Service	Fitch Ratings
Senior long-term debt	A-	A3	A-
Commercial paper	A-2	Prime-2	F1
We have financial flexibility, supported by our strong liquidity position and cash flows, to operate at a single A credit rating. Debt levels have increased $0.7 billion ($1.2 billion adjusted for currency) from December 31, 2025. In the first quarter of 2026, we issued $7.4 billion of debt for general corporate purposes. Refer to note 12, “Borrowings,” for additional information.
We do not have “ratings trigger” provisions in our debt covenants or documentation, which would allow the holders to declare an event of default and seek to accelerate payments thereunder in the event of a change in credit rating. Our debt covenants are well within the required levels. Our contractual agreements governing derivative instruments contain standard market clauses which can trigger the termination of the agreement if our credit rating were to fall below investment grade. At June 30, 2026, the fair value of those instruments that were in a liability position was $595 million, before any applicable netting, and this position is subject to fluctuations in fair value period to period based on the level of our outstanding instruments and market conditions. We have no other contractual arrangements that, in the event of a change in credit rating, would result in a material adverse effect on our financial position or liquidity.
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

Management Discussion – (continued)
The following is management’s view of cash flows for the first six months of 2026 and 2025 prepared in a manner consistent with the description above.

($ in millions)
For the six months ended June 30:	2026	2025
Net cash from operating activities per GAAP	$7,766	$6,071
Less: change in Financing receivables	2,264	606
Net cash from operating activities, excluding Financing receivables	$5,503	$5,465
Capital expenditures, net	(743)	(657)
Free cash flow	$4,760	$4,808
Change in Financing receivables	2,264	606
Acquisitions	(10,480)	(7,845)
Divestitures	1	(1)
Dividends	(3,166)	(3,112)
Change in total debt	296	5,791
Other	244	(9)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(211)	487
Change in cash, cash equivalents, restricted cash and short-term marketable securities	$(6,293)	$726

In the first six months of 2026, we generated $4.8 billion in free cash flow, essentially flat versus the prior-year period driven by performance-related improvements within net income offset by inventory, higher cash taxes and net interest expense. Given the constrained infrastructure supply environment, we proactively took actions through the first half to strengthen our supply chain and support anticipated customer demand in the second half, resulting in higher inventory levels. In addition, we continued to return value to shareholders with $3.2 billion in dividends, and we invested in the Confluent acquisition.
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
With respect to pension funding, our pension plans remain well funded as of the end of June 2026. Our expected 2026 contributions and pre-tax retirement-related plan costs remain fairly consistent with the expectations disclosed in the 2025 Annual Report. Refer to “Retirement-Related Plans” on page 30 in our 2025 Annual Report for additional information. Financial market performance could increase the legally mandated minimum contributions in certain non-U.S. countries that require more frequent remeasurement of the funded status. We are not quantifying any further impact from pension funding because it is not possible to predict future movements in the capital markets or changes in pension plan funding regulations. In 2026, we are not legally required to make any contributions to the U.S. defined benefit pension plans and our legally required contributions to certain non-U.S. defined benefit plans are not expected to be material.
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
Results of Operations

($ in millions)			Yr.-to-Yr. Percent Change/Margin Change		Yr.-to-Yr. Percent Change Adjusted For Currency
For the three months ended June 30:	2026	2025
Revenue	$186	$166	12.2%		11.3%
Segment profit (1)	$108	$179	(39.7)%
Segment profit margin	58.0%	107.9%	(49.9)	pts.

($ in millions)			Yr.-to-Yr. Percent Change/Margin Change		Yr.-to-Yr. Percent Change Adjusted For Currency
For the six months ended June 30:	2026	2025
Revenue	$406	$357	13.6%		10.7%
Segment profit (1)	$226	$248	(8.6)%
Segment profit margin	55.8%	69.3%	(13.6)	pts.

(1)Intercompany financing activities are reflected in segment profit and are eliminated in IBM’s consolidated financial results.
For the three months ended June 30, 2026, financing revenue increased 12.2 percent as reported (11.3 percent adjusted for currency) compared to the prior-year period. For the six months ended June 30, 2026, financing revenue increased 13.6 percent as reported (10.7 percent adjusted for currency) compared to the prior-year period. Revenue growth for both periods was primarily driven by an increase in client financing assets.
Segment profit decreased 39.7 percent to $108 million and segment profit margin decreased 49.9 points to 58.0 percent, respectively, in the second quarter of 2026 compared to the prior-year period. For the six months ended June 30, 2026, segment profit decreased 8.6 percent to $226 million and segment profit margin decreased 13.6 points to 55.8 percent, respectively, compared to the prior-year period. The decrease in segment profit was primarily driven by lower intercompany financing net other income for sales of returned leased equipment to Infrastructure, which is eliminated in IBM's consolidated financial results and reflects IBM Z product cycle dynamics partially offset by revenue growth as described above.
Balance Sheet and Return on Equity Highlights

($ in millions)	At June 30, 2026	At December 31, 2025
Client financing receivables (1)	$12,131	$13,192
Commercial financing receivables (1) (2)	$1,651	$2,992
Financing Segment Debt (3)	$13,047	$15,093
Equity	$1,450	$1,678

(1)Refer to note 9, “Financing Receivables,” for additional information.
(2)Includes both held for investment and held for sale receivables.
(3)Financing segment debt is primarily comprised of intercompany loans.
Return on equity was 25.0 percent compared to 49.2 percent for the three months ended June 30, 2026 and 2025, respectively. The decrease was primarily driven by a decrease in net income consistent with the decline in segment profit described above. Return on equity was 24.8 percent compared to 32.8 percent for the six months ended June 30, 2026 and 2025, respectively. The decrease was primarily driven by higher average equity. For the three and six months ended June 30, 2026, return on equity is calculated as annualized after-tax segment profit divided by the average of the ending

Management Discussion – (continued)
equity for Financing for the last two quarters and three quarters, respectively. Annualized after-tax segment profit is a function of IBM's provision for income taxes determined on a consolidated basis.
The following table presents Client financing and Commercial financing receivables excluding receivables classified as held for sale.

($ in millions)	At June 30, 2026	At December 31, 2025
Amortized cost	$13,029	$15,193
Specific allowance for credit losses	78	88
Unallocated allowance for credit losses	44	53
Total allowance for credit losses	122	141
Net financing receivables	$12,907	$15,052
Allowance for credit losses coverage	0.9%	0.9%
The percentage of Financing segment receivables reserved was 0.9 percent at both June 30, 2026 and December 31, 2025.
We continue to apply our rigorous credit policies. Approximately 80 percent of the total external portfolio was with investment grade clients, an increase of 1 point as compared to December 31, 2025. This investment grade percentage is based on the credit ratings of the companies in the portfolio and reflects certain mitigating actions taken to reduce the risk to IBM. For additional information relating to the company's credit quality and mitigation actions, including sales of receivables, refer to note 9, “Financing Receivables.”
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

Part II — Other Information
Item 1. Legal Proceedings
Refer to note 14, “Contingencies,” in this Form 10-Q.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Repurchases of Equity Securities
The following table provides information relating to the company’s repurchase of common stock for the second quarter of 2026.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under The Program (1)
April 1, 2026 - April 30, 2026	—	$—	—	$2,007,611,768

May 1, 2026 - May 31, 2026	—	$—	—	$2,007,611,768

June 1, 2026 - June 30, 2026	—	$—	—	$2,007,611,768

Total	—	$—	—

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
Item 5. Other Information
Insider Trading Arrangements
None.

Item 6. Exhibits

Exhibit Number

10.1	Terms and Conditions of IBM LTPP Equity Awards, effective May 1, 2026.

10.2	Terms and Conditions of IBM LTPP Equity Awards, effective April 30, 2026.

22	Subsidiary Issuer of Guaranteed Securities, filed as Exhibit 22 for the quarter ended March 31, 2024, is hereby incorporated by reference.

31.1	Certification by principal executive officer pursuant to Rule 13A-14(a) or 15D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by principal financial officer pursuant to Rule 13A-14(a) or 15D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document – the instance document does not appear on the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

International Business Machines Corporation
(Registrant)

Date:	July 22, 2026
		By:	/s/ Nicolás A. Fehring
Nicolás A. Fehring
Vice President and Controller