Form 10-Q
period 2026-09-30
INTERNATIONAL BUSINESS MACHINES CORP
filed 2026-10-22
CIK 51143

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTER ENDED SEPTEMBER 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant had 945,120,805 shares of common stock outstanding at September 30, 2026.

Part I - Financial Information
Item 1. Consolidated Financial Statements:
INTERNATIONAL BUSINESS MACHINES CORPORATION
AND SUBSIDIARY COMPANIES
CONSOLIDATED INCOME STATEMENT
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
($ and shares in millions, except per share amounts)	2026	2025	2026	2025
Revenue:
Services	$8,000	$7,724	$23,615	$22,686
Sales	8,912	8,407	25,970	24,606
Financing	192	200	598	557
Total revenue	17,103	16,331	50,182	47,849
Cost:
Services	5,441	5,224	15,979	15,506
Sales	1,834	1,637	5,287	4,672
Financing	114	109	345	303
Total cost	7,389	6,970	21,611	20,481
Gross profit	9,714	9,360	28,571	27,369
Expense and other (income):
Selling, general and administrative	4,620	4,748	14,691	14,661
Research and development	2,378	2,082	6,863	6,129
Intellectual property and custom development income	(164)	(219)	(501)	(687)
Other (income) and expense	(109)	(173)	(296)	(376)
Interest expense	491	492	1,451	1,457
Total expense and other (income)	7,217	6,931	22,208	21,184
Income from continuing operations before income taxes	2,497	2,430	6,363	6,185
Provision for/(benefit from) income taxes	298	686	782	1,193
Income from continuing operations	2,199	1,744	5,581	4,992
Income/(loss) from discontinued operations, net of tax	(10)	0	(10)	1
Net income	$2,190	$1,744	$5,571	$4,993

Earnings/(loss) per share of common stock:
Assuming dilution:
Continuing operations	$2.31	$1.84	$5.86	$5.27
Discontinued operations	(0.01)	0.00	(0.01)	0.00
Total	$2.30	$1.84	$5.85	$5.27
Basic:
Continuing operations	$2.33	$1.87	$5.93	$5.36
Discontinued operations	(0.01)	0.00	(0.01)	0.00
Total	$2.32	$1.87	$5.92	$5.36

Weighted-average number of common shares outstanding:
Assuming dilution	953.5	948.9	953.0	947.4
Basic	944.4	933.9	941.4	930.9

(Amounts may not add due to rounding.)
(The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION
AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2026	2025	2026	2025
Net income	$2,190	$1,744	$5,571	$4,993
Other comprehensive income/(loss), before tax:
Foreign currency translation adjustments	79	(100)	206	(1,056)
Net unrealized gains/(losses) on available-for-sale securities	0	(2)	0	1
Unrealized gains/(losses) on cash flow hedges:
Unrealized gains/(losses) arising during the period	(66)	20	(123)	(121)
Reclassification of (gains)/losses to net income	5	94	443	(649)
Total unrealized gains/(losses) on cash flow hedges	(61)	113	321	(769)
Retirement-related benefit plans:
Prior service costs/(credits)	—	0	—	0
Net gains/(losses) arising during the period	(2)	0	(1)	0
Curtailments and settlements	2	2	7	8
Amortization of prior service costs/(credits)	9	(2)	26	(5)
Amortization of net (gains)/losses	196	158	590	466
Total retirement-related benefit plans	205	158	622	469
Other comprehensive income/(loss), before tax	222	170	1,148	(1,355)
Income tax (expense)/benefit related to items of other comprehensive income	(56)	(112)	(420)	641
Other comprehensive income/(loss), net of tax	166	58	728	(715)
Total comprehensive income	$2,356	$1,802	$6,299	$4,278

(Amounts may not add due to rounding.)
(The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION
AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEET
(UNAUDITED)
ASSETS

($ in millions)	At September 30, 2026	At December 31, 2025
Assets:
Current assets:
Cash and cash equivalents	$9,233	$13,587
Restricted cash	48	54
Marketable securities	1,825	830
Notes and accounts receivable — trade (net of allowances of $115 in 2026 and $99 in 2025)	5,794	8,112
Short-term financing receivables:
Held for investment (net of allowances of $92 in 2026 and $106 in 2025)	5,638	7,344
Held for sale	774	1,131
Other accounts receivable (net of allowances of $29 in 2026 and $37 in 2025)	1,673	1,052
Inventory, at lower of average cost or net realizable value:
Finished goods	320	230
Work in process and raw materials	1,625	990
Total inventory	1,945	1,220
Deferred costs	1,177	1,084
Prepaid expenses and other current assets	3,083	2,530
Total current assets	31,192	36,944
Property, plant and equipment	17,692	17,874
Less: Accumulated depreciation	11,649	11,975
Property, plant and equipment — net	6,043	5,899
Operating right-of-use assets — net	3,114	3,129
Long-term financing receivables (net of allowances of $28 in 2026 and $34 in 2025)	6,844	7,708
Prepaid pension assets	7,715	7,544
Deferred costs	808	825
Deferred taxes	8,827	8,610
Goodwill	74,916	67,717
Intangible assets — net	13,603	11,391
Investments and sundry assets	1,950	2,112
Total assets	$155,011	$151,880

(Amounts may not add due to rounding.)
(The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION
AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEET – (CONTINUED)
(UNAUDITED)
LIABILITIES AND EQUITY

($ and shares in millions, except per share amount)	At September 30, 2026	At December 31, 2025
Liabilities:
Current liabilities:
Taxes	$1,867	$2,347
Short-term debt	7,013	6,424
Accounts payable	4,491	4,756
Compensation and benefits	3,668	4,114
Deferred income	15,164	16,101
Operating lease liabilities	749	800
Other accrued expenses and liabilities	3,534	4,116
Total current liabilities	36,485	38,658
Long-term debt	56,804	54,836
Retirement and nonpension postretirement benefit obligations	8,452	9,018
Deferred income	4,318	4,271
Operating lease liabilities	2,574	2,547
Other liabilities	10,172	9,810
Total liabilities	$118,805	$119,139
Equity:
IBM stockholders’ equity:
Common stock, par value $0.20 per share, and additional paid-in capital	65,137	63,318
Shares authorized: 4,688
Shares issued: 2026 — 2,300
2025 — 2,291
Retained earnings	156,576	155,648
Treasury stock - at cost	(171,191)	(170,605)
Shares: 2026 — 1,355
2025 — 1,354
Accumulated other comprehensive income/(loss)	(14,985)	(15,713)
Total IBM stockholders’ equity	35,537	32,648
Noncontrolling interests	669	93
Total equity	36,206	32,740
Total liabilities and equity	$155,011	$151,880
(Amounts may not add due to rounding.)
(The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION
AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
($ in millions)	2026	2025
Cash flows from operating activities:
Net income	$5,571	$4,993
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation (1)	1,638	1,698
Amortization of capitalized software and acquired intangible assets	2,363	2,027
Stock-based compensation	1,539	1,285
Net (gain)/loss on divestitures, asset sales and other	(124)	(46)
Changes in operating assets and liabilities, net of acquisitions/divestitures	804	(804)
Net cash provided by operating activities	11,791	9,153

Cash flows from investing activities:
Payments for property, plant and equipment	(793)	(709)
Proceeds from disposition of property, plant and equipment/other	60	118
Investment in software	(467)	(476)
Purchases of marketable securities and other investments	(4,769)	(8,910)
Proceeds from disposition of marketable securities and other investments	3,763	6,162
Acquisition of businesses, net of cash acquired	(11,364)	(7,903)
Divestiture of businesses, net of cash transferred	30	(1)
Net cash provided by/(used in) investing activities	(13,539)	(11,719)

Cash flows from financing activities:
Proceeds from new debt	9,415	8,391
Payments to settle debt	(7,261)	(3,679)
Short-term borrowings/(repayments) less than 90 days — net	3	(29)
Common stock repurchases for tax withholdings	(817)	(851)
Proceeds from issuance of shares	562	535
Noncontrolling interest transactions (2) (3)	557	(15)
Financing — other (2)	(98)	(93)
Cash dividends paid	(4,762)	(4,681)
Net cash provided by/(used in) financing activities	(2,402)	(423)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(209)	429
Net change in cash, cash equivalents and restricted cash	(4,359)	(2,561)

Cash, cash equivalents and restricted cash at January 1	13,640	14,160
Cash, cash equivalents and restricted cash at September 30	$9,282	$11,600

(1) Includes operating lease right-of-use assets amortization expense of $0.6 billion in 2026 and 2025.
(2) Prior-year amounts have been reclassified to conform to the change in 2026 presentation.
(3) Refer to "Other Transactions" in note 5, "Acquisition, Divestitures and Other Transactions," for additional information.
(Amounts may not add due to rounding.)
(The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION
AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENT OF EQUITY
(UNAUDITED)

($ in millions, except per share amount)	Common Stock and Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income/(Loss)	Total IBM Stockholders' Equity	Non- Controlling Interests	Total Equity
Equity – July 1, 2026	$64,600	$155,937	$(170,934)	$(15,151)	$34,452	$89	$34,541
Net income plus other comprehensive income/(loss):
Net income		2,190			2,190		2,190
Other comprehensive income/(loss)				166	166		166
Total comprehensive income					$2,356		$2,356
Cash dividends paid — common stock ($1.69 per share)		(1,596)			(1,596)		(1,596)
Common stock issued under employee plans	537				537		537
Purchases and sales of treasury stock under employee plans — net		45	(257)		(211)		(211)
Changes in noncontrolling interests (1)						580	580
Equity – September 30, 2026	$65,137	$156,576	$(171,191)	$(14,985)	$35,537	$669	$36,206

($ in millions, except per share amount)	Common Stock and Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income/(Loss)	Total IBM Stockholders' Equity	Non- Controlling Interests	Total Equity
Equity – July 1, 2025	$62,392	$151,367	$(170,209)	$(16,041)	$27,509	$79	$27,588
Net income plus other comprehensive income/(loss):
Net income		1,744			1,744		1,744
Other comprehensive income/(loss)				58	58		58
Total comprehensive income					$1,802		$1,802
Cash dividends paid — common stock ($1.68 per share)		(1,569)			(1,569)		(1,569)
Common stock issued under employee plans	427				427		427
Purchases and sales of treasury stock under employee plans — net		39	(303)		(263)		(263)
Changes in noncontrolling interests						6	6
Equity – September 30, 2025	$62,819	$151,581	$(170,512)	$(15,983)	$27,905	$85	$27,990

(1) Refer to "Other Transactions" in note 5, "Acquisition, Divestitures and Other Transactions," for additional information.
(Amounts may not add due to rounding.)
(The accompanying notes are an integral part of the financial statements.)

INTERNATIONAL BUSINESS MACHINES CORPORATION
AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENT OF EQUITY – (CONTINUED)
(UNAUDITED)

($ in millions, except per share amount)	Common Stock and Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income/(Loss)	Total IBM Stockholders' Equity	Non- Controlling Interests	Total Equity
Equity – January 1, 2026	$63,318	$155,648	$(170,605)	$(15,713)	$32,648	$93	$32,740
Net income plus other comprehensive income/(loss):
Net income		5,571			5,571		5,571
Other comprehensive income/(loss)				728	728		728
Total comprehensive income					$6,299		$6,299
Cash dividends paid — common stock ($5.06 per share)		(4,762)			(4,762)		(4,762)
Common stock issued under employee plans	1,821				1,821		1,821
Purchases and sales of treasury stock under employee plans — net		119	(586)		(467)		(467)
Other equity	(1)	0			(1)		(1)
Changes in noncontrolling interests (1)						576	576
Equity – September 30, 2026	$65,137	$156,576	$(171,191)	$(14,985)	$35,537	$669	$36,206

($ in millions, except per share amount)	Common Stock and Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income/(Loss)	Total IBM Stockholders' Equity	Non- Controlling Interests	Total Equity
Equity – January 1, 2025	$61,380	$151,163	$(169,968)	$(15,269)	$27,307	$86	$27,393
Net income plus other comprehensive income/(loss):
Net income		4,993			4,993		4,993
Other comprehensive income/(loss)				(715)	(715)		(715)
Total comprehensive income					$4,278		$4,278
Cash dividends paid — common stock ($5.03 per share)		(4,681)			(4,681)		(4,681)
Common stock issued under employee plans	1,439				1,439		1,439
Purchases and sales of treasury stock under employee plans — net		107	(544)		(437)		(437)
Changes in noncontrolling interests						(1)	(1)
Equity – September 30, 2025	$62,819	$151,581	$(170,512)	$(15,983)	$27,905	$85	$27,990

(1) Refer to "Other Transactions" in note 5, "Acquisition, Divestitures and Other Transactions," for additional information.
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
Noncontrolling interest amounts that impact the Consolidated Income Statement are included as a reduction within other (income) and expense and were not material to the consolidated results for the periods presented.
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
2. Accounting Changes:
New Standards to be Implemented
Accounting for Government Grants Received by Business Entities
Standard/Description – Issuance date: December 2025. This guidance establishes the accounting for government grants received by business entities and permits recognition when it is probable that the entity will comply with the grant's conditions and the grant will be received. The guidance also establishes presentation requirements for asset-related and income-related grants and expands related disclosure requirements.
Effective Date and Adoption Considerations – The guidance is effective for the company for annual and interim reporting periods beginning January 1, 2029. Early adoption is permitted.
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

Notes to Consolidated Financial Statements — (continued)
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
3. Revenue Recognition:
Disaggregation of Revenue
The following tables provide details of revenue by major products/service offerings and revenue by geography.
Revenue by Major Products/Service Offerings

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2026	2025	2026	2025
Hybrid Cloud	$2,086	$1,886	$5,988	$5,369
Automation	1,870	1,934	5,562	5,401
Data	1,738	1,459	4,994	4,194
Transaction Processing	2,111	1,930	6,073	5,967
Total Software	$7,804	$7,209	$22,617	$20,932
Strategy and Technology	2,965	2,905	8,794	8,607
Intelligent Operations	2,370	2,419	7,140	7,100
Total Consulting	$5,335	$5,324	$15,934	$15,706
Hybrid Infrastructure	2,452	2,263	7,130	6,775
Infrastructure Support	1,255	1,296	3,738	3,811
Total Infrastructure	$3,707	$3,559	$10,868	$10,586
Financing (1)	192	200	598	557
Other (2)	66	38	165	68
Total revenue	$17,103	$16,331	$50,182	$47,849

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
Revenue by Geography

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2026	2025	2026	2025
Americas	$8,576	$8,143	$24,854	$23,811
Europe/Middle East/Africa	5,426	5,251	16,302	15,216
Asia Pacific	3,101	2,936	9,027	8,822
Total	$17,103	$16,331	$50,182	$47,849

Notes to Consolidated Financial Statements — (continued)
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
At September 30, 2026, the aggregate amount of the transaction price allocated to RPO related to customer contracts that are unsatisfied or partially unsatisfied was approximately $69 billion. Approximately 70 percent of the amount is expected to be recognized as revenue in the subsequent two years, approximately 27 percent in the subsequent three to five years and the balance thereafter.
Revenue Recognized for Performance Obligations Satisfied (or Partially Satisfied) in Prior Periods
For the three and nine months ended September 30, 2026, revenue recognized for performance obligations satisfied or partially satisfied in prior periods was not material.
Reconciliation of Contract Balances
The following table provides information about notes and accounts receivable — trade, contract assets and deferred income balances.

($ in millions)	At September 30, 2026	At December 31, 2025
Notes and accounts receivable — trade (net of allowances of $115 in 2026 and $99 in 2025)	$5,794	$8,112
Contract assets (1)	$667	$482
Deferred income (current)	$15,164	$16,101
Deferred income (noncurrent)	$4,318	$4,271

(1)Included within prepaid expenses and other current assets in the Consolidated Balance Sheet.
The amount of revenue recognized during the nine months ended September 30, 2026 that was included within the deferred income balance at December 31, 2025 was $11.4 billion and was primarily related to software and services.
The following table provides roll forwards of the notes and accounts receivable — trade allowance for expected credit losses for the nine months ended September 30, 2026 and the year ended December 31, 2025.

($ in millions)
January 1, 2026	Additions / (Releases)	Write-offs (1)	Foreign currency and other	September 30, 2026
$99	$25	$(17)	$9	$115

January 1, 2025	Additions / (Releases)	Write-offs (1)	Foreign currency and other	December 31, 2025
$114	$5	$(31)	$10	$99

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

Management System Segment View

($ in millions)	Software	Consulting	Infrastructure	Financing	Total Segments
For the three months ended September 30, 2026:
Revenue	$7,804	$5,335	$3,707	$192	$17,038
Segment cost	1,368	3,873	1,603	114	6,958
Other expenses and (income) (1)	3,702	810	1,389	(29)	5,871
Segment profit	$2,734	$653	$715	$108	$4,209
Revenue year-to-year change	8.2%	0.2%	4.2%	(3.9)%	4.6%
Segment profit year-to-year change	15.2%	(4.8)%	10.9%	(12.5)%	10.0%
Segment profit margin	35.0%	12.2%	19.3%	56.1%	24.7%

For the three months ended September 30, 2025:
Revenue	$7,209	$5,324	$3,559	$200	$16,292
Segment cost	1,220	3,766	1,525	109	6,619
Other expenses and (income) (1)	3,615	872	1,390	(32)	5,846
Segment profit	$2,374	$686	$644	$123	$3,827
Segment profit margin	32.9%	12.9%	18.1%	61.6%	23.5%

($ in millions)	Software	Consulting	Infrastructure	Financing	Total Segments
For the nine months ended September 30, 2026:
Revenue	$22,617	$15,934	$10,868	$598	$50,017
Segment cost	3,934	11,484	4,634	345	20,398
Other expenses and (income) (1)	11,348	2,593	4,159	(81)	18,018
Segment profit	$7,335	$1,858	$2,074	$334	$11,601
Revenue year-to-year change	8.1%	1.5%	2.7%	7.3%	4.7%
Segment profit year-to-year change	12.5%	2.8%	11.7%	(9.9)%	9.9%
Segment profit margin	32.4%	11.7%	19.1%	55.9%	23.2%

For the nine months ended September 30, 2025:
Revenue	$20,932	$15,706	$10,586	$557	$47,782
Segment cost	3,452	11,306	4,481	303	19,542
Other expenses and (income) (1)	10,962	2,594	4,248	(116)	17,688
Segment profit	$6,517	$1,807	$1,857	$371	$10,552
Segment profit margin	31.1%	11.5%	17.5%	66.5%	22.1%

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

Notes to Consolidated Financial Statements — (continued)
Reconciliations to IBM as Reported:

($ in millions)
For the three months ended September 30:	2026	2025
Revenue:
Total reportable segments	$17,038	$16,292
Other revenue (1)	66	38
Total revenue from continuing operations	$17,103	$16,331

Pre-tax income from continuing operations:
Total reportable segment profit	$4,209	$3,827
Amortization of acquired intangible assets	(672)	(561)
Acquisition-related charges	(36)	(29)
Non-operating retirement-related (costs)/income	(91)	(13)
Stock-based compensation (2)	(524)	(430)
Net interest excluding the Financing segment	(414)	(345)
Workforce rebalancing charges (2)	4	(40)
Other‒divested businesses	2	(1)
Unallocated corporate amounts and other (3)	19	21
Total pre-tax income from continuing operations	$2,497	$2,430

($ in millions)
For the nine months ended September 30:	2026	2025
Revenue:
Total reportable segments	$50,017	$47,782
Other revenue (1)	165	68
Total revenue from continuing operations	$50,182	$47,849

Pre-tax income from continuing operations:
Total reportable segment profit	$11,601	$10,552
Amortization of acquired intangible assets	(1,905)	(1,605)
Acquisition-related charges	(163)	(118)
Non-operating retirement-related (costs)/income	(283)	(61)
Stock-based compensation (2)	(1,511)	(1,255)
Net interest excluding the Financing segment	(1,165)	(953)
Workforce rebalancing charges (2)	(362)	(372)
Other‒divested businesses	(3)	(28)
Unallocated corporate amounts and other (3)	155	24
Total pre-tax income from continuing operations	$6,363	$6,185

(1)Includes reductions in revenue for the estimated residual value less related unearned income on sales-type leases, which reflects the z17 launch in June 2025. Refer to note A, "Significant Accounting Policies," in the company's 2025 Annual Report for additional information.
(2)Excludes certain acquisition-related charges.
(3)Includes net gains/(losses) from asset sales and equity investments.

Notes to Consolidated Financial Statements — (continued)
Other Reportable Segment Items

($ in millions)	Software	Consulting	Infrastructure	Financing	Total Segments
For the three months ended September 30, 2026:
Depreciation (1) /amortization of non-acquired intangibles	$149	$16	$276	$1	$442
Interest Income	—	—	—	187	187
Interest Expense	—	—	—	104	104

For the three months ended September 30, 2025:
Depreciation (1) /amortization of non-acquired intangibles	$133	$20	$296	$1	$451
Interest Income	—	—	—	190	190
Interest Expense	—	—	—	95	95

($ in millions)	Software	Consulting	Infrastructure	Financing	Total Segments
For the nine months ended September 30, 2026:
Depreciation (1) /amortization of non-acquired intangibles	$420	$46	$832	$2	$1,300
Interest Income	—	—	—	575	575
Interest Expense	—	—	—	320	320

For the nine months ended September 30, 2025:
Depreciation (1) /amortization of non-acquired intangibles	$388	$61	$841	$3	$1,293
Interest Income	—	—	—	528	528
Interest Expense	—	—	—	268	268

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
5. Acquisitions, Divestitures and Other Transactions:
Acquisitions
Purchase price consideration for all acquisitions was paid primarily in cash. All acquisitions, unless otherwise stated, were for 100 percent of the acquired business and are reported in the Consolidated Statement of Cash Flows, net of acquired cash and cash equivalents.
During the nine months ended September 30, 2026, the company completed two acquisitions within the Software segment, one acquisition within the Infrastructure segment and one acquisition within the Consulting segment at an aggregate total purchase price of $12,600 million. These acquisitions are expected to enhance the company's portfolio of products and services capabilities and further advance IBM's hybrid cloud and AI strategy.
The following table reflects the purchase price and the resulting purchase price allocation as of September 30, 2026.

($ in millions)	Amortization Life (in years)	Confluent, Inc. (Confluent)	Other Acquisitions
Current assets (1)		$2,405	$342
Property, plant and equipment/noncurrent assets		93	195
Intangible assets:
Goodwill	N/A	7,247	319
Client relationships	7-12	2,122	40
Completed technology	5-7	1,590	281
Trademarks	1-5	122	3
Total assets acquired		$13,578	$1,179
Current liabilities (2)		1,723	91
Noncurrent liabilities		253	90
Total liabilities assumed		$1,976	$181
Total purchase price		$11,602	$998

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

Notes to Consolidated Financial Statements — (continued)
Confluent — On March 17, 2026, the company completed the acquisition of all of the outstanding shares of Confluent. IBM's and Confluent's combined portfolios enable enterprises to deploy generative and agentic AI better and faster by providing trusted communication and data flow between environments, applications and APIs. Confluent's shareholders on record immediately prior to the effective time on the closing date received $31 per share in cash, representing a total equity value of approximately $11.3 billion. The following table reflects the consideration paid related to the acquisition.

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
Goodwill of $7,158 million and $89 million was assigned to the Software and Consulting segments, respectively. It is expected that 1 percent of the goodwill will be deductible for tax purposes. The overall weighted-average useful life of the identified amortizable intangible assets acquired was 9.7 years. In connection with the acquisition, the company issued and assumed 3.0 million stock awards with a fair value of $665 million. Refer to note 17, "Stock-Based Compensation," for additional information. The acquisition was integrated into the Software segment.
Other Acquisitions — Goodwill of $189 million, $114 million, and $16 million was assigned to the Infrastructure, Consulting and Software segments, respectively. It is expected that 59 percent of the goodwill will be deductible for tax purposes. The overall weighted-average useful life of the identified amortizable assets acquired was 6.8 years.
Divestitures
On September 30, 2026, the company completed the divestiture of a joint venture whose historical results were reported within Other, outside of our reportable segments. The transaction did not have a material impact on IBM's Consolidated Financial Statements.
Other Transactions
On September 14, 2026, Anderon LLC (“Anderon”), an IBM subsidiary, finalized an award agreement with the U.S. Department of Commerce (the “Department”) providing an incentive of up to an aggregate $1.0 billion under the CHIPS and Science Act (the "CHIPS") to accelerate research and development of quantum wafer manufacturing capabilities. In addition to the CHIPS incentive provided by the Department, IBM has contributed $1.0 billion of cash into Anderon, along with intellectual property and other assets.
As part of the transaction, the Department made available $650 million of the award at closing to be used for eligible expenses and an additional $350 million will be granted upon the achievement of contractual milestones. In connection with the transaction, Anderon issued a minority equity interest to the Department. The award agreement permits award funds not yet deployed for eligible expenses to be invested in U.S. government securities, funds that invest exclusively in such securities, and other permitted investments. The award agreement also contains customary provisions, including the Department's right to terminate the agreement for convenience, and certain clawback rights.
IBM retains a controlling ownership interest and controlling financial interest in Anderon. Accordingly, Anderon is consolidated in IBM's financial statements, with all intercompany balances and transactions eliminated in consolidation. The Department’s equity interest is presented as noncontrolling interests in IBM's Consolidated Balance Sheet and Statement of Equity at September 30, 2026. Proceeds related to the Department’s equity interest are classified within financing activities while proceeds from the grant are classified within operating or investing activities based on the nature of expenditures funded in IBM's Consolidated Statement of Cash Flows.

Notes to Consolidated Financial Statements — (continued)
6. Other (Income) and Expense:
Components of other (income) and expense are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2026	2025	2026	2025
Other (income) and expense:
(Gains)/losses on foreign currency transactions (1)	$(52)	$(84)	$(487)	$1,131
(Gains)/losses on derivative instruments (1)	21	162	560	(881)
Interest income	(87)	(150)	(325)	(513)
Net (gains)/losses from securities and investment assets (2)	18	(3)	(97)	8
Retirement-related costs/(income)	91	13	283	61
Other (3)	(100)	(110)	(230)	(181)
Total other (income) and expense	$(109)	$(173)	$(296)	$(376)

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
(3)Includes net (gains)/losses from divestitures and asset sales.
7. Earnings Per Share of Common Stock:
The following tables provide the computation of basic and diluted earnings per share of common stock for the three and nine months ended September 30, 2026 and 2025.

($ in millions, except per share amounts)
For the three months ended September 30:	2026	2025
Number of shares on which basic earnings per share is calculated:
Weighted-average shares outstanding during period	944,400,458	933,861,791
Add — Incremental shares under stock-based compensation plans	6,984,869	12,486,696
Add — Incremental shares associated with contingently issuable shares	2,138,160	2,582,540
Number of shares on which diluted earnings per share is calculated	953,523,487	948,931,026

Income from continuing operations	$2,199	$1,744
Income/(loss) from discontinued operations, net of tax	(10)	0
Net income on which basic and dilutive earnings per share is calculated	$2,190	$1,744

Earnings/(loss) per share of common stock:
Assuming dilution
Continuing operations	$2.31	$1.84
Discontinued operations	(0.01)	0.00
Total	$2.30	$1.84
Basic
Continuing operations	$2.33	$1.87
Discontinued operations	(0.01)	0.00
Total	$2.32	$1.87
Stock options to purchase 3,447,784 shares and 1,803,688 shares were outstanding as of September 30, 2026 and 2025, respectively, but were not included in the computation of diluted earnings per share because the exercise price of the options during the respective period was greater than the average market price of the common shares, and therefore, the effect would have been antidilutive.

Notes to Consolidated Financial Statements — (continued)

($ in millions, except per share amounts)
For the nine months ended September 30:	2026	2025
Number of shares on which basic earnings per share is calculated:
Weighted-average shares outstanding during period	941,375,371	930,891,930
Add — Incremental shares under stock-based compensation plans	9,576,464	14,132,523
Add — Incremental shares associated with contingently issuable shares	2,020,857	2,395,938
Number of shares on which diluted earnings per share is calculated	952,972,693	947,420,391

Income from continuing operations	$5,581	$4,992
Income/(loss) from discontinued operations, net of tax	(10)	1
Net income on which basic and dilutive earnings per share is calculated	$5,571	$4,993

Earnings/(loss) per share of common stock:
Assuming dilution
Continuing operations	$5.86	$5.27
Discontinued operations	(0.01)	0.00
Total	$5.85	$5.27
Basic
Continuing operations	$5.93	$5.36
Discontinued operations	(0.01)	0.00
Total	$5.92	$5.36
Stock options to purchase 1,774,161 shares and 1,838,436 shares (average of first, second and third quarter share amounts) were outstanding as of September 30, 2026 and 2025, respectively, but were not included in the computation of diluted earnings per share because the exercise price of the options during the respective period was greater than the average market price of the common shares, and therefore, the effect would have been antidilutive.

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
Available-for-sale securities are measured for impairment on a recurring basis by comparing the security’s fair value with its amortized cost basis. If the fair value of the security falls below its amortized cost basis, the change in fair value is recognized in the period the impairment is identified when the loss is due to credit factors. The change in fair value due to non-credit factors is recorded in other comprehensive income when the company does not intend to sell and has the ability to hold the investment. The company’s standard practice is to hold all of its debt security investments classified as available-for-sale until maturity. No impairments for credit losses and no material non-credit impairments were recorded for the three and nine months ended September 30, 2026 and 2025, respectively.
Certain non-financial assets such as property, plant and equipment, operating right-of-use assets, goodwill and intangible assets are also subject to nonrecurring fair value measurements if they are deemed to be impaired. The impairment models used for non-financial assets depend on the type of asset. There were no material impairments of non-financial assets for the three and nine months ended September 30, 2026 and 2025, respectively.

Notes to Consolidated Financial Statements — (continued)
The following table presents the company’s financial assets and financial liabilities that are measured at fair value on a recurring basis at September 30, 2026 and December 31, 2025.

	Fair Value Hierarchy Level	At September 30, 2026		At December 31, 2025
($ in millions)		Assets (6)	Liabilities (7)	Assets (6)	Liabilities (7)
Cash equivalents: (1)
Time deposits, certificates of deposit and other (2)	2	$2,408	N/A	$7,072	N/A
Money market funds (3)	1	1,721	N/A	413	N/A
Total cash equivalents		$4,129	N/A	$7,485	N/A
Equity investments (4)	1	56	N/A	—	N/A
Debt securities — current (2) (5)	2	1,825	N/A	830	N/A
Debt securities — noncurrent (2)	2,3	12	N/A	9	N/A
Derivatives designated as hedging instruments:
Interest rate contracts	2	—	325	2	171
Foreign exchange contracts	2	616	363	545	325
Derivatives not designated as hedging instruments:
Foreign exchange contracts	2	21	13	12	14
Equity contracts	2	11	27	34	3
Total		$6,670	$728	$8,916	$513

(1)Included within cash and cash equivalents in the Consolidated Balance Sheet.
(2)Available-for-sale debt securities with carrying values that approximate fair value.
(3)Includes cash invested primarily in money market funds holding U.S. government securities. Refer to "Other Transactions" in note 5, "Acquisitions, Divestitures and Other Transactions," for additional information.
(4)Included within investments and sundry assets in the Consolidated Balance Sheet.
(5)Term deposits and government securities that are reported within marketable securities in the Consolidated Balance Sheet.
(6)The gross balances of derivative assets contained within prepaid expenses and other current assets, and investments and sundry assets in the Consolidated Balance Sheet at September 30, 2026 were $521 million and $128 million, respectively, and at December 31, 2025 were $232 million and $361 million, respectively.
(7)The gross balances of derivative liabilities contained within other accrued expenses and liabilities, and other liabilities in the Consolidated Balance Sheet at September 30, 2026 were $198 million and $531 million, respectively, and at December 31, 2025 were $254 million and $259 million, respectively.
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
Loans and Long-Term Receivables
Fair values are based on discounted future cash flows using current interest rates offered for similar loans to clients with similar credit ratings for the same remaining maturities. At September 30, 2026 and December 31, 2025, the difference between the carrying amount and estimated fair value for loans and long-term receivables was not material. If measured at fair value in the financial statements, these financial instruments would be classified as Level 3 in the fair value hierarchy.

Notes to Consolidated Financial Statements — (continued)
Long-Term Debt
The majority of the company’s long-term debt portfolio is comprised of publicly traded debt, and its fair value is based on quoted market prices for the identical liability when traded as an asset in an active market (Level 1). For other long-term debt (including long-term finance lease liabilities) for which a quoted market price is not available, an expected present value technique that uses rates currently available to the company for debt with similar terms and remaining maturities is used to estimate fair value (Level 2). The carrying amount of long-term debt was $56,804 million and $54,836 million, and the estimated fair value was $51,404 million and $52,703 million at September 30, 2026 and December 31, 2025, respectively.
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
A summary of the components of the company’s financing receivables is presented as follows:

	Client Financing Receivables
	Client Loan and Installment Payment Receivables	Investment in Sales-Type and Direct Financing
			Commercial Financing Receivables
($ in millions)			Held for Investment	Held for Sale (1)
At September 30, 2026	(Loans)	Leases			Total
Financing receivables, gross	$8,530	$3,877	$775	$774	$13,956
Unearned income	(653)	(411)	—	—	(1,064)
Unguaranteed residual value	—	485	—	—	485
Amortized cost	$7,877	$3,951	$775	$774	$13,377
Allowance for credit losses	(61)	(58)	(1)	—	(120)
Total financing receivables, net	$7,815	$3,893	$774	$774	$13,257
Current portion	$3,639	$1,225	$774	$774	$6,413
Noncurrent portion	$4,176	$2,668	$—	$—	$6,844

	Client Financing Receivables
	Client Loan and Installment Payment Receivables	Investment in Sales-Type and Direct Financing
			Commercial Financing Receivables
($ in millions)			Held for Investment	Held for Sale (1)
At December 31, 2025	(Loans)	Leases			Total
Financing receivables, gross	$9,634	$4,338	$1,865	$1,131	$16,968
Unearned income	(710)	(479)	—	—	(1,189)
Unguaranteed residual value	—	545	—	—	545
Amortized cost	$8,925	$4,403	$1,865	$1,131	$16,324
Allowance for credit losses	(69)	(67)	(5)	—	(141)
Total financing receivables, net	$8,856	$4,336	$1,861	$1,131	$16,184
Current portion	$4,226	$1,257	$1,861	$1,131	$8,475
Noncurrent portion	$4,630	$3,079	$—	$—	$7,708

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
Financing receivables pledged as collateral for secured borrowings were not material at September 30, 2026 and December 31, 2025, respectively. These borrowings are included in note 12, “Borrowings.”
Transfer of Financial Assets
The company has an existing agreement with a third-party investor to sell up to $1.3 billion of IBM short-term commercial financing receivables on a revolving basis. In addition, the company enters into agreements with third-party financial institutions to sell certain of its client financing receivables, including both loan and lease receivables, for cash proceeds. There were no material client financing receivables transferred for the nine months ended September 30, 2026 and 2025.
The following table presents the total amount of commercial financing receivables transferred.

($ in millions)
For the nine months ended September 30:	2026	2025
Commercial financing receivables:
Receivables transferred during the period	$6,265	$5,681
Receivables uncollected at end of period (1)	$659	$712

(1)Of the total amount of commercial financing receivables sold and derecognized from the Consolidated Balance Sheet, the amounts presented remained uncollected from business partners as of September 30, 2026 and 2025.
The transfer of these receivables qualified as true sales and therefore reduced financing receivables. For the nine months ended September 30, 2026 and 2025, the net loss, including fees, associated with the transfer of commercial financing receivables was not material, and is included in other (income) and expense in the Consolidated Income Statement. For the company’s policy on determining treatment for transfer of financial assets, refer to note A, “Significant Accounting Policies,” in the company’s 2025 Annual Report.
Financing Receivables by Portfolio Segment
The following tables present the amortized cost basis for client financing receivables at September 30, 2026 and December 31, 2025, further segmented by three classes: Americas, Europe/Middle East/Africa (EMEA) and Asia Pacific. The commercial financing receivables portfolio segment is excluded from the tables in the sections below as the receivables are short term in nature and the current estimated risk of loss and resulting impact to the company’s financial results are not material.

($ in millions)
At September 30, 2026:	Americas	EMEA	Asia Pacific	Total
Amortized cost	$6,674	$3,657	$1,497	$11,828
Allowance for credit losses:
Beginning balance at January 1, 2026	$69	$60	$7	$136
Write-offs	(7)	0	(3)	(10)
Recoveries	0	0	0	0
Additions/(releases)	3	(9)	(1)	(7)
Other (1)	0	(1)	0	(1)
Ending balance at September 30, 2026	$66	$49	$4	$119

(1)Primarily represents translation adjustments.

Notes to Consolidated Financial Statements — (continued)

($ in millions)
At December 31, 2025:	Americas	EMEA	Asia Pacific	Total
Amortized cost	$7,278	$4,440	$1,610	$13,328
Allowance for credit losses:
Beginning balance at January 1, 2025	$69	$45	$9	$123
Write-offs	(16)	(1)	(5)	(22)
Recoveries	0	0	0	1
Additions/(releases)	10	10	2	22
Other (1)	7	6	0	13
Ending balance at December 31, 2025	$69	$60	$7	$136

(1)Primarily represents translation adjustments.
When determining the allowances, financing receivables are evaluated either on an individual or a collective basis. For the company’s policy on determining allowances for credit losses, refer to note A, “Significant Accounting Policies,” in the company’s 2025 Annual Report.
The company’s total past due financing receivables, including client financing receivables with amortized cost aged over 90 days and still accruing, as well as amortized cost not accruing, were not material at September 30, 2026, or December 31, 2025.
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
The following tables present the amortized cost basis for client financing receivables by credit quality indicator at September 30, 2026 and December 31, 2025, respectively. Receivables with a credit quality indicator ranging from Aaa to Baa3 are considered investment grade. All others are considered non-investment grade. The credit quality indicators reflect mitigating credit enhancement actions taken by customers which reduce the risk to IBM. Gross write-offs by vintage year at September 30, 2026 and December 31, 2025 were not material.

($ in millions)	Americas		EMEA		Asia Pacific
At September 30, 2026:	Aaa – Baa3	Ba1 – C	Aaa – Baa3	Ba1 – C	Aaa – Baa3	Ba1 – C
Vintage year:
2026	$1,806	$520	$449	$452	$478	$60
2025	2,608	322	1,512	274	418	57
2024	776	113	441	183	241	32
2023	303	57	149	73	115	6
2022	89	6	41	30	67	9
2021 and prior	26	47	19	35	14	0
Total	$5,608	$1,066	$2,611	$1,047	$1,332	$164

Notes to Consolidated Financial Statements — (continued)

($ in millions)	Americas		EMEA		Asia Pacific
At December 31, 2025:	Aaa – Baa3	Ba1 – C	Aaa – Baa3	Ba1 – C	Aaa – Baa3	Ba1 – C
Vintage year:
2025	$3,979	$644	$2,223	$501	$777	$93
2024	1,142	220	715	296	330	46
2023	708	181	262	143	177	9
2022	237	27	118	74	126	17
2021	73	4	42	8	25	1
2020 and prior	15	49	15	41	5	4
Total	$6,153	$1,125	$3,376	$1,064	$1,440	$170
Modifications
The company did not have any significant modifications due to clients experiencing financial difficulty during the nine months ended September 30, 2026 or for the year ended December 31, 2025.
10. Leases:
Accounting for Leases as a Lessor
The following table presents amounts included in the Consolidated Income Statement related to lessor activity.

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2026	2025	2026	2025
Lease income — sales-type and direct financing leases:
Sales-type lease selling price	$124	$280	$568	$1,227
Less: Carrying value of underlying assets (1)	(31)	(66)	(153)	(247)
Gross profit	93	214	414	979
Interest income on lease receivables	62	65	193	180
Total sales-type and direct financing lease income	155	279	608	1,160
Lease income — operating leases	14	11	40	32
Variable lease income	21	19	71	47
Total lease income	$190	$309	$719	$1,239

(1)Excludes unguaranteed residual value.

Notes to Consolidated Financial Statements — (continued)
11. Intangible Assets Including Goodwill:
Intangible Assets
The following tables present the company's intangible asset balances by major asset class.

	At September 30, 2026
($ in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount (1)
Intangible asset class:
Capitalized software	$1,518	$(524)	$994
Client relationships	13,370	(6,544)	6,826
Completed technology	9,190	(4,838)	4,353
Patents/trademarks	2,140	(782)	1,357
Other (2)	139	(67)	72
Total	$26,357	$(12,754)	$13,603

	At December 31, 2025
($ in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount (1)
Intangible asset class:
Capitalized software	$1,388	$(424)	$964
Client relationships	11,261	(5,602)	5,659
Completed technology	7,399	(4,096)	3,304
Patents/trademarks	2,030	(665)	1,365
Other (2)	139	(40)	99
Total	$22,218	$(10,827)	$11,391

(1)Amounts at September 30, 2026 and December 31, 2025 include a decrease in the net intangible asset balance of $37 million and an increase in the net intangible asset balance of $182 million, respectively, due to foreign currency translation.
(2)Other intangibles are primarily acquired proprietary and non-proprietary technology licenses, data, business processes, methodologies and systems.
The net carrying amount of intangible assets increased $2,211 million during the first nine months of 2026, driven by additions of acquired intangibles primarily from Confluent of $3,834 million in the first quarter of 2026 and additions of capitalized software, partially offset by intangible asset amortization. The aggregate intangible asset amortization expense was $828 million and $2,363 million for the three and nine months ended September 30, 2026 and $699 million and $2,027 million for the three and nine months ended September 30, 2025, respectively. During the nine months ended September 30, 2026, the company retired $361 million of fully amortized intangible assets, impacting both the gross carrying amount and accumulated amortization by this amount.
The future amortization expense relating to intangible assets currently recorded in the Consolidated Balance Sheet was estimated to be the following at September 30, 2026:

($ in millions)	Capitalized Software	Acquired Intangibles	Total
Remainder of 2026	$146	$688	$834
2027	482	2,712	3,194
2028	291	2,408	2,699
2029	76	1,727	1,802
2030	—	1,287	1,287
Thereafter	—	3,787	3,787

Notes to Consolidated Financial Statements — (continued)
Goodwill
The changes in the goodwill balances by segment for the nine months ended September 30, 2026 and for the year ended December 31, 2025 were as follows:

($ in millions)	Balance	Goodwill Additions	Purchase Price Adjustments		Foreign Currency Translation and Other Adjustments (1)	Balance
Segment	1/1/2026			Divestitures		9/30/2026
Software	$52,987	$7,153	$12	$—	$(310)	$59,843
Consulting	10,341	203	13	—	(52)	10,504
Infrastructure	4,389	189	1	—	(10)	4,569
Total	$67,717	$7,544	$26	$—	$(372)	$74,916

($ in millions)	Balance	Goodwill Additions	Purchase Price Adjustments		Foreign Currency Translation and Other Adjustments (1)	Balance
Segment	1/1/2025			Divestitures		12/31/2025
Software	$47,136	$5,004	$(8)	$—	$855	$52,987
Consulting	9,206	908	10	—	217	10,341
Infrastructure	4,363	—	0	0	26	4,389
Total	$60,706	$5,912	$1	$0	$1,098	$67,717

(1)Primarily driven by foreign currency translation.
Goodwill additions recorded in the nine months ended September 30, 2026 were primarily driven by the acquisition of Confluent. Refer to note 5, “Acquisitions, Divestitures and Other Transactions,” for additional information.
There were no goodwill impairment losses recorded during the nine months ended September 30, 2026 or the year ended December 31, 2025 and the company has no accumulated impairment losses. Purchase price adjustments recorded during the nine months ended September 30, 2026 and the year ended December 31, 2025 were related to acquisitions that were still subject to the measurement period that ends at the earlier of 12 months from the acquisition date or when information becomes available. Net purchase price adjustments recorded in the nine months ended September 30, 2026 and the year ended December 31, 2025 were not material.
12. Borrowings:
Short-Term Debt
The company's total short-term debt at September 30, 2026 and December 31, 2025 was $7,013 million and $6,424 million, respectively, and primarily consisted of current maturities of long-term debt detailed in “Long-Term Debt” below.

Notes to Consolidated Financial Statements — (continued)
Long-Term Debt
Pre-Swap Borrowing

		Balance	Balance
($ in millions)	Maturities	9/30/2026	12/31/2025
U.S. dollar debt (weighted-average interest rate at September 30, 2026): (1) (2)
3.7%	2026	$—	$5,800
3.3%	2027	4,119	4,119
4.8%	2028	2,317	2,319
3.7%	2029	4,256	3,757
3.2%	2030	2,380	2,355
4.5%	2031	1,000	500
4.6%	2032	2,700	2,700
4.7%	2033	1,250	750
4.9%	2034	1,000	1,000
5.2%	2035	900	900
5.0%	2036	1,000	—
8.0%	2038	83	83
4.5%	2039	2,745	2,745
2.9%	2040	650	650
4.0%	2042	1,107	1,107
5.3%	2044	1,000	1,000
7.0%	2045	27	27
4.7%	2046	650	650
4.3%	2049	3,000	3,000
3.0%	2050	750	750
4.2%	2052	1,400	1,400
5.1%	2053	650	650
5.3%	2054	1,400	1,400
5.7%	2055	1,000	1,000
5.8%	2056	750	—
7.1%	2096	316	316
		$36,450	$38,979
Euro debt (weighted-average interest rate at September 30, 2026): (1)
2.3%	2027	$2,272	$2,349
1.3%	2028	2,896	2,114
1.5%	2029	1,136	1,174
1.7%	2030	1,988	2,055
2.8%	2031	3,975	2,936
0.7%	2032	1,817	1,879
3.2%	2033	1,249	1,292
2.4%	2034	2,272	1,174
3.8%	2035	1,136	1,174
3.5%	2037	1,022	1,057
3.9%	2038	852	—
1.2%	2040	965	998
4.0%	2043	1,136	1,174
3.8%	2045	852	881
		$23,567	$20,258
Other currencies (weighted-average interest rate at September 30, 2026): (1)
Canadian dollar (4.3%)	2030-2034	$1,937	$—
Pound sterling (4.9%)	2038	996	1,009
Japanese yen (1.5%)	2026–2028	808	811
Other (13.4%)	2026–2027	13	78
		$63,772	$61,134
Finance lease obligations (4.9% weighted-average interest rate at September 30, 2026)	2026–2035	1,240	1,153
		$65,012	$62,286
Less: net unamortized discount		791	806
Less: net unamortized debt issuance costs		199	185
Add: fair value adjustment (3)		(209)	(36)
		$63,813	$61,259
Less: current maturities		7,009	6,424
Total		$56,804	$54,836

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

Notes to Consolidated Financial Statements — (continued)
The company’s indenture governing its debt securities and its various credit facilities each contain significant covenants which obligate the company to promptly pay principal and interest, limit the aggregate amount of secured indebtedness and sale and leaseback transactions to 10 percent of the company’s consolidated net tangible assets, and restrict the company’s ability to merge or consolidate unless certain conditions are met. The credit facilities also include a covenant on the company’s consolidated net interest expense ratio, which cannot be less than 2.20 to 1.0, as well as a cross- default provision with respect to other defaulted indebtedness of at least $500 million.
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
On February 3, 2026, the company issued $3.25 billion of U.S. dollar fixed-rate notes in tranches with maturities ranging from 3 to 30 years and coupons ranging from 4.0 to 5.8 percent; and $3.3 billion of Euro fixed-rate notes in tranches with maturities ranging from 5 to 12 years and coupons ranging from 3.0 to 3.85 percent; and $0.9 billion of Euro floating-rate notes with a maturity of 2 years. On August 17, 2026, the company issued $2 billion of Canadian dollar fixed-rate notes in tranches with maturities ranging from 4 to 8 years and coupons ranging from 4.1 to 4.75 percent.

Pre-swap annual contractual obligations of long-term debt outstanding at September 30, 2026, were as follows:

($ in millions)	Total
Remainder of 2026	$359
2027	6,732
2028	6,036
2029	5,614
2030	5,706
Thereafter	40,564
Total	$65,012
Interest on Debt

($ in millions)
For the nine months ended September 30:	2026	2025
Cost of financing	$320	$268
Interest expense	1,451	1,457
Interest capitalized	4	5
Total interest paid and accrued	$1,774	$1,730
Lines of Credit
The company has a $2.5 billion Three-Year Credit Agreement and $7.5 billion Five-Year Credit Agreement (the Credit Agreements) with maturity dates of June 20, 2029 and June 22, 2031, respectively. The Credit Agreements permit the company and its subsidiary borrowers to borrow up to $10 billion on a revolving basis. At September 30, 2026, there were no borrowings by the company, or its subsidiaries, under these credit facilities.

Notes to Consolidated Financial Statements — (continued)

13. Commitments:
The company’s extended lines of credit to third-party entities include unused amounts of $2.1 billion and $1.7 billion at September 30, 2026 and December 31, 2025, respectively. In addition, the company has committed to provide future financing to its clients in connection with client purchase agreements for $1.6 billion and $1.9 billion at September 30, 2026 and December 31, 2025, respectively. The company collectively evaluates the allowance for these arrangements using a provision methodology consistent with the portfolio of the commitments. Refer to note A, “Significant Accounting Policies,” in the company’s 2025 Annual Report for additional information. The allowance for these commitments recorded in other liabilities in the Consolidated Balance Sheet at September 30, 2026 and December 31, 2025 was not material.
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
In addition, the company guarantees certain loans and financial commitments. The maximum potential future payment under these financial guarantees and the fair value of these guarantees recognized in the Consolidated Balance Sheet at September 30, 2026 and December 31, 2025 were not material.
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
The company records a provision with respect to a claim, suit, investigation or proceeding when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Any recorded liabilities, including any changes to such liabilities for the quarter ended September 30, 2026 were not material to the Consolidated Financial Statements.
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
15. Equity Activity:
Reclassifications and Taxes Related to Items of Other Comprehensive Income

($ in millions)	Before Tax Amount	Tax (Expense)/ Benefit	Net of Tax Amount
For the three months ended September 30, 2026:
Other comprehensive income/(loss):
Foreign currency translation adjustments	$79	$(19)	$60
Net unrealized gains/(losses) on available-for-sale securities	$0	$0	$0
Unrealized gains/(losses) on cash flow hedges:
Unrealized gains/(losses) arising during the period	$(66)	$18	$(48)
Reclassification of (gains)/losses to:
Cost of services	20	(5)	15
Cost of sales	(10)	3	(7)
Cost of financing	1	0	1
SG&A expense	(4)	1	(3)
Other (income) and expense	(7)	2	(5)
Interest expense	5	(1)	4
Total unrealized gains/(losses) on cash flow hedges	$(61)	$18	$(43)
Retirement-related benefit plans: (1)
Prior service costs/(credits)	$—	$—	$—
Net gains/(losses) arising during the period	(2)	0	(2)
Curtailments and settlements	2	0	2
Amortization of prior service costs/(credits)	9	(2)	6
Amortization of net (gains)/losses	196	(52)	144
Total retirement-related benefit plans	$205	$(55)	$150
Other comprehensive income/(loss)	$222	$(56)	$166

(1)These accumulated other comprehensive income (AOCI) components are included in the computation of net periodic pension cost. Refer to note 18, “Retirement-Related Benefits,” for additional information.

Notes to Consolidated Financial Statements — (continued)
Reclassifications and Taxes Related to Items of Other Comprehensive Income

($ in millions)	Before Tax Amount	Tax (Expense)/ Benefit	Net of Tax Amount
For the three months ended September 30, 2025:
Other comprehensive income/(loss):
Foreign currency translation adjustments	$(100)	$(40)	$(140)
Net unrealized gains/(losses) on available-for-sale securities	$(2)	$0	$(1)
Unrealized gains/(losses) on cash flow hedges:
Unrealized gains/(losses) arising during the period	$20	$(6)	$14
Reclassification of (gains)/losses to:
Cost of services	7	(2)	5
Cost of sales	0	0	0
Cost of financing	1	0	1
SG&A expense	1	0	1
Other (income) and expense	79	(20)	59
Interest expense	6	(1)	4
Total unrealized gains/(losses) on cash flow hedges	$113	$(30)	$84
Retirement-related benefit plans: (1)
Prior service costs/(credits)	$0	$0	$0
Net gains/(losses) arising during the period	0	0	0
Curtailments and settlements	2	0	1
Amortization of prior service costs/(credits)	(2)	1	(1)
Amortization of net (gains)/losses	158	(43)	115
Total retirement-related benefit plans	$158	$(43)	$115
Other comprehensive income/(loss)	$170	$(112)	$58

(1)These AOCI components are included in the computation of net periodic pension cost. Refer to note 18, “Retirement-Related Benefits,” for additional information.

Notes to Consolidated Financial Statements — (continued)
Reclassifications and Taxes Related to Items of Other Comprehensive Income

($ in millions)	Before Tax Amount	Tax (Expense)/ Benefit	Net of Tax Amount
For the nine months ended September 30, 2026:
Other comprehensive income/(loss):
Foreign currency translation adjustments	$206	$(177)	$28
Net unrealized gains/(losses) on available-for-sale securities	$0	$0	$0
Unrealized gains/(losses) on cash flow hedges:
Unrealized gains/(losses) arising during the period	$(123)	$28	$(94)
Reclassification of (gains)/losses to:
Cost of services	57	(14)	43
Cost of sales	(19)	7	(12)
Cost of financing	3	(1)	3
SG&A expense	(7)	2	(5)
Other (income) and expense	393	(98)	295
Interest expense	16	(4)	12
Total unrealized gains/(losses) on cash flow hedges	$321	$(79)	$241
Retirement-related benefit plans: (1)
Prior service costs/(credits)	$—	$—	$—
Net gains/(losses) arising during the period	(1)	(1)	(2)
Curtailments and settlements	7	(2)	5
Amortization of prior service costs/(credits)	26	(6)	20
Amortization of net (gains)/losses	590	(155)	436
Total retirement-related benefit plans	$622	$(163)	$459
Other comprehensive income/(loss)	$1,148	$(420)	$728

(1)These AOCI components are included in the computation of net periodic pension cost. Refer to note 18, “Retirement-Related Benefits,” for additional information.

Notes to Consolidated Financial Statements — (continued)
Reclassifications and Taxes Related to Items of Other Comprehensive Income

($ in millions)	Before Tax Amount	Tax (Expense)/ Benefit	Net of Tax Amount
For the nine months ended September 30, 2025:
Other comprehensive income/(loss):
Foreign currency translation adjustments	$(1,056)	$562	$(494)
Net unrealized gains/(losses) on available-for-sale securities	$1	$0	$0
Unrealized gains/(losses) on cash flow hedges:
Unrealized gains/(losses) arising during the period	$(121)	$34	$(87)
Reclassification of (gains)/losses to:
Cost of services	12	(3)	9
Cost of sales	(2)	1	(1)
Cost of financing	3	(1)	2
SG&A expense	(1)	0	(1)
Other (income) and expense	(679)	171	(508)
Interest expense	18	(5)	13
Total unrealized gains/(losses) on cash flow hedges	$(769)	$197	$(572)
Retirement-related benefit plans: (1)
Prior service costs/(credits)	$0	$0	$0
Net gains/(losses) arising during the period	0	8	8
Curtailments and settlements	8	(2)	6
Amortization of prior service costs/(credits)	(5)	2	(3)
Amortization of net (gains)/losses	466	(126)	341
Total retirement-related benefit plans	$469	$(118)	$351
Other comprehensive income/(loss)	$(1,355)	$641	$(715)

(1)These AOCI components are included in the computation of net periodic pension cost. Refer to note 18, “Retirement-Related Benefits,” for additional information.

Notes to Consolidated Financial Statements — (continued)
Accumulated Other Comprehensive Income/(Loss) (net of tax)

($ in millions)	Foreign Currency Translation Adjustments (1)	Net Unrealized Gains/(Losses) on Available- For-Sale Securities	Net Unrealized Gains/(Losses) on Cash Flow Hedges	Net Change Retirement- Related Benefit Plans	Accumulated Other Comprehensive Income/(Loss)
January 1, 2026	$(3,956)	$0	$(157)	$(11,600)	$(15,713)
Other comprehensive income before reclassifications	28	0	(94)	(2)	(68)
Amount reclassified from accumulated other comprehensive income	—	—	336	461	796
Total change for the period	$28	$0	$241	$459	$728
September 30, 2026	$(3,928)	$(1)	$85	$(11,141)	$(14,985)

($ in millions)	Foreign Currency Translation Adjustments (1)	Net Unrealized Gains/(Losses) on Available- For-Sale Securities	Net Unrealized Gains/(Losses) on Cash Flow Hedges	Net Change Retirement- Related Benefit Plans	Accumulated Other Comprehensive Income/(Loss)
January 1, 2025	$(3,512)	$0	$237	$(11,994)	$(15,269)
Other comprehensive income before reclassifications	(494)	0	(87)	8	(572)
Amount reclassified from accumulated other comprehensive income	—	—	(485)	343	(142)
Total change for the period	$(494)	$0	$(572)	$351	$(715)
September 30, 2025	$(4,005)	$1	$(335)	$(11,643)	$(15,983)

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
The company does not offset derivative assets against liabilities in master netting arrangements. If derivative exposures covered by a qualifying master netting agreement had been netted in the Consolidated Balance Sheet at September 30, 2026 and December 31, 2025, the total derivative asset and liability positions each would have been reduced by $423 million and $285 million, respectively. The company restricts the use of cash collateral received to rehypothecation, and therefore reports it in restricted cash. Receivables and payables recognized upon payment or receipt of cash collateral against the fair values of the related derivative instruments, including the amount rehypothecated, are recognized on a gross basis in the Consolidated Balance Sheet and were not material for all periods presented.

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
Interest Rate Risk
Fixed and Variable Rate Borrowings
The company issues debt in the global capital markets to fund its operations and financing business. Access to cost-effective financing can result in interest rate mismatches with the underlying assets. To manage these mismatches and to reduce overall interest cost, the company uses interest-rate swaps to convert specific fixed-rate debt issuances into variable-rate debt. At both September 30, 2026 and December 31, 2025, the total notional amount of the company’s interest-rate swaps was $6.7 billion. The weighted-average remaining maturity of these instruments at September 30, 2026 and December 31, 2025 was approximately 2.7 years and 3.5 years, respectively. These interest-rate contracts were accounted for as fair value hedges.
Foreign Exchange Risk
Long-Term Investments in Foreign Subsidiaries (Net Investment)
A large portion of the company’s foreign currency-denominated debt portfolio is designated as a hedge of net investment in major foreign subsidiaries to reduce the volatility in stockholders’ equity caused by changes in foreign currency exchange rates in the subsidiaries' functional currency with respect to the U.S. dollar. At September 30, 2026 and December 31, 2025, the carrying value of debt designated as hedging instruments was $18.3 billion and $16.4 billion, respectively. The company also uses foreign currency derivatives, which may include forward contracts, long-term cross currency swaps, and options, for this risk management purpose. At September 30, 2026 and December 31, 2025, the total notional amount of derivative instruments designated as net investment hedges was $7.7 billion and $6.9 billion, respectively. At both September 30, 2026 and December 31, 2025, the weighted-average remaining maturity of these instruments was less than one year.
Anticipated Royalties and Cost Transactions
The company’s operations generate significant nonfunctional currency, third-party vendor payments and intercompany payments for royalties and goods and services among the company’s non-U.S. subsidiaries and with the company. In anticipation of these foreign currency cash flows and in view of the volatility of the currency markets, the company selectively employs forward contracts to manage its currency risk. These forward contracts are accounted for as cash flow hedges. At September 30, 2026, the maximum remaining length of time over which the company hedged its exposure is approximately two years. At September 30, 2026 and December 31, 2025, the total notional amount of forward contracts designated as cash flow hedges of forecasted royalty and cost transactions was $11.1 billion and $10.8 billion, respectively. At both September 30, 2026 and December 31, 2025, the weighted-average remaining maturity of these instruments was less than one year.

Notes to Consolidated Financial Statements — (continued)
At September 30, 2026 and December 31, 2025, in connection with cash flow hedges of anticipated royalties and cost transactions, there were unrealized net gains (before taxes) of $220 million and $4 million, respectively, deferred in AOCI. The company estimates that $166 million of the deferred net gains (before taxes) on derivatives in AOCI at September 30, 2026 will be reclassified to net income within the next 12 months, providing an offsetting economic impact against the underlying anticipated transactions.
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
At September 30, 2026, the maximum length of time remaining over which the company hedged its exposure was approximately four years. At September 30, 2026 and December 31, 2025, the total notional amount of derivative instruments designated as cash flow hedges of foreign currency-denominated debt was $9.2 billion and $4.8 billion, respectively.
At September 30, 2026 and December 31, 2025, in connection with forward contracts, there were unrealized net gains (before taxes) of $38 million and unrealized net losses of $48 million, respectively, deferred in AOCI. Approximately $120 million of losses (before taxes) related to the initial forward points excluded from the assessment of hedge effectiveness is expected to be amortized to other (income) and expense in the Consolidated Income Statement within the next 12 months.
Subsidiary Cash and Foreign Currency Asset/Liability Management
The company uses its Global Treasury Centers to manage the cash of its subsidiaries. These centers principally use currency swaps to convert cash flows in a cost-effective manner. In addition, the company uses forward contracts to economically hedge, on a net basis, the foreign currency exposure of a portion of the company’s nonfunctional currency assets and liabilities. The terms of these forward and swap contracts are generally less than one year. The changes in the fair values of these contracts and of the underlying hedged exposures are generally offsetting and are recorded in other (income) and expense in the Consolidated Income Statement. At September 30, 2026 and December 31, 2025, the total notional amount of derivative instruments in economic hedges of foreign currency exposure was $6.2 billion and $6.4 billion, respectively.
Equity Risk Management
The company is exposed to market price changes in certain broad market indices and in the company’s own stock primarily related to certain obligations to employees. Changes in the overall value of these employee compensation obligations are recorded in SG&A expense in the Consolidated Income Statement. Although not designated as accounting hedges, the company utilizes derivatives, including equity swaps and futures, to economically hedge the exposures related to its employee compensation obligations. The derivatives are linked to the total return on certain broad market indices or the total return on the company’s common stock, and are recorded at fair value with gains or losses also reported in SG&A expense in the Consolidated Income Statement. At both September 30, 2026 and December 31, 2025, the total notional amount of derivative instruments in economic hedges of these compensation obligations was $1.5 billion.

Notes to Consolidated Financial Statements — (continued)
Cumulative Basis Adjustments for Fair Value Hedges
At September 30, 2026 and December 31, 2025, the following amounts were recorded in the Consolidated Balance Sheet related to cumulative basis adjustments for fair value hedges:

($ in millions)	September 30, 2026	December 31, 2025
Short-term debt:
Carrying amount of the hedged item	$(1,226)	$—
Cumulative hedging adjustments included in the carrying amount — assets/(liabilities)	(2)	—
Long-term debt:
Carrying amount of the hedged item	(5,261)	(6,656)
Cumulative hedging adjustments included in the carrying amount — assets/(liabilities) (1)	211	36

(1)Includes $(93) million and $(114) million of hedging adjustments on discontinued hedging relationships at September 30, 2026 and December 31, 2025, respectively.
Effect of Derivatives in the Consolidated Income Statement and Other Comprehensive Income (OCI)
The total effect of fair value hedges, cash flow hedges, net investment hedges and derivatives not designated as hedging instruments are summarized by income and expense line items as follows:

	(Gains)/Losses of Total Hedge Activity
	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2026	2025	2026	2025
Cost of services	$20	$7	$57	$12
Cost of sales	(10)	0	(19)	(2)
Cost of financing	0	(1)	(2)	(2)
SG&A expense	37	(74)	(60)	(157)
Other (income) and expense	21	162	560	(881)
Interest expense	(1)	(4)	(9)	(9)

Notes to Consolidated Financial Statements — (continued)

	(Gains)/Losses Recognized in Consolidated Income Statement
($ in millions)	Consolidated Income Statement Line Item	Recognized on Derivatives		Attributable to Risk Being Hedged (1)
For the three months ended September 30:		2026	2025	2026	2025
Derivative instruments in fair value hedges: (2)
Interest rate contracts	Cost of financing	$22	$(1)	$(20)	$4
	Interest expense	103	(6)	(94)	22
Derivative instruments not designated as hedging instruments:
Foreign exchange contracts	Other (income) and expense	28	83	N/A	N/A
Equity contracts	SG&A expense	42	(75)	N/A	N/A
Total		$194	$0	$(114)	$27

	Effects of Derivatives Recognized in Consolidated Income Statement and OCI
				(Gains)/Losses
($ in millions)	Gains/(Losses) Recognized in OCI		Consolidated Income Statement Line Item	Reclassified from AOCI		Amounts Excluded from Effectiveness Testing (3)
For the three months ended September 30:	2026	2025		2026	2025	2026	2025
Derivative instruments in cash flow hedges:
Interest rate contracts	$—	$—	Cost of financing	$0	$1	N/A	N/A
			Interest expense	2	3	N/A	N/A
Foreign exchange contracts
Amount included in the assessment of effectiveness	(42)	70	Cost of services	20	7	N/A	N/A
			Cost of sales	(10)	0	N/A	N/A
			Cost of financing	1	1	N/A	N/A
			SG&A expense	(4)	1	N/A	N/A
			Other (income) and expense	(44)	51	N/A	N/A
			Interest expense	3	3	N/A	N/A
Amount excluded from the assessment of effectiveness	(24)	(50)	Other (income) and expense	N/A	N/A	37	28
Instruments in net investment hedges: (4)
Foreign exchange contracts
Amount included in the assessment of effectiveness	83	154
Amount excluded from the assessment of effectiveness	(6)	6	Cost of financing	N/A	N/A	(3)	(5)
			Interest expense	N/A	N/A	(15)	(26)
Total	$11	$179		$(32)	$66	$19	$(4)

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
N/A - not applicable

Notes to Consolidated Financial Statements — (continued)

	(Gains)/Losses Recognized in Consolidated Income Statement
($ in millions)	Consolidated Income Statement Line Item	Recognized on Derivatives		Attributable to Risk Being Hedged (1)
For the nine months ended September 30:		2026	2025	2026	2025
Derivative instruments in fair value hedges: (2)
Interest rate contracts	Cost of financing	$36	$(14)	$(31)	$23
	Interest expense	165	(79)	(142)	123
Derivative instruments not designated as hedging instruments:
Foreign exchange contracts	Other (income) and expense	167	(202)	N/A	N/A
Equity contracts	SG&A expense	(53)	(156)	N/A	N/A
Total		$316	$(451)	$(173)	$146

	Effects of Derivatives Recognized in Consolidated Income Statement and OCI
				(Gains)/Losses
	Gains/(Losses) Recognized in OCI		Consolidated Income Statement Line Item	Reclassified from AOCI		Amounts Excluded from Effectiveness Testing (3)
($ in millions)
For the nine months ended September 30:	2026	2025		2026	2025	2026	2025
Derivative instruments in cash flow hedges:
Interest rate contracts	$—	$—	Cost of financing	$2	$2	N/A	N/A
			Interest expense	7	9	N/A	N/A
Foreign exchange contracts
Amount included in the assessment of effectiveness	(103)	87	Cost of services	57	12	N/A	N/A
			Cost of sales	(19)	(2)	N/A	N/A
			Cost of financing	2	2	N/A	N/A
			SG&A expense	(7)	(1)	N/A	N/A
			Other (income) and expense	288	(763)	N/A	N/A
			Interest expense	9	9	N/A	N/A
Amount excluded from the assessment of effectiveness	(20)	(207)	Other (income) and expense	N/A	N/A	105	84
Instruments in net investment hedges: (4)
Foreign exchange contracts
Amount included in the assessment of effectiveness	733	(2,252)
Amount excluded from the assessment of effectiveness	(22)	17	Cost of financing	N/A	N/A	(11)	(13)
			Interest expense	N/A	N/A	(48)	(72)
Total	$588	$(2,356)		$338	$(732)	$47	$(1)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2026	2025	2026	2025
Cost	$59	$67	$208	$199
SG&A expense	278	233	776	694
R&D expense	197	144	555	393
Pre-tax stock-based compensation cost	535	444	1,539	1,285
Income tax benefits	(205)	(228)	(558)	(578)
Net stock-based compensation cost	$330	$215	$981	$707
Pre-tax stock-based compensation cost for the three months ended September 30, 2026 increased $91 million compared to the corresponding period in the prior year primarily due to increases in restricted stock units ($80 million) and performance share units ($12 million). For the nine months ended September 30, 2026 pre-tax stock-based compensation cost increased $253 million compared to the corresponding period in the prior year primarily due to increases in restricted stock units ($210 million) and performance share units ($37 million). For both the three and nine months ended September 30, 2026, the increases are driven by the issuance and assumption of stock-based compensation awards in connection with recent acquisitions, adjustments related to targets for performance share units and the company's annual cycle for employees.
Total unrecognized compensation cost related to non-vested awards at September 30, 2026 was $2.5 billion and is expected to be recognized over a weighted-average period of approximately 2.5 years.
18. Retirement-Related Benefits:
The company offers defined benefit (DB) pension plans, defined contribution (DC) plans, as well as nonpension postretirement plans primarily consisting of retiree medical benefits.
Cost/(Income) of Retirement Plans
The following tables provides the components of the cost/(income) for the company’s retirement-related benefit plans.

($ in millions)	U.S. Plans		Non-U.S. Plans
For the three months ended September 30:	2026	2025	2026	2025
Service cost	$87	$88	$43	$45
Interest cost (1)	180	187	286	273
Expected return on plan assets (1)	(266)	(268)	(359)	(376)
Amortization of prior service costs/(credits) (1)	—	—	16	6
Recognized actuarial losses (1)	122	70	74	88
Curtailments and settlements (1)	—	—	2	2
Multi-employer plans	—	—	3	3
Other costs/(credits) (1)	—	—	6	0
Total net periodic pension (income)/cost of defined benefit plans	$122	$77	$71	$40
Cost of defined contribution plans	15	16	98	100
Total defined benefit pension and defined contribution plans cost recognized in the Consolidated Income Statement	$136	$93	$169	$140

(1)These components of net periodic pension cost are included in other (income) and expense in the Consolidated Income Statement.

Notes to Consolidated Financial Statements — (continued)

($ in millions)	U.S. Plans		Non-U.S. Plans
For the nine months ended September 30:	2026	2025	2026	2025
Service cost	$259	$264	$132	$130
Interest cost (1)	539	561	865	790
Expected return on plan assets (1)	(798)	(804)	(1,083)	(1,091)
Amortization of prior service costs/(credits) (1)	—	—	48	17
Recognized actuarial losses (1)	365	210	225	257
Curtailments and settlements (1)	—	—	7	8
Multi-employer plans	—	—	10	10
Other costs/(credits) (1)	—	—	26	18
Total net periodic pension (income)/cost of defined benefit plans	$366	$230	$229	$139
Cost of defined contribution plans	45	46	310	299
Total defined benefit pension and defined contribution plans cost recognized in the Consolidated Income Statement	$411	$276	$538	$438

(1)These components of net periodic pension cost are included in other (income) and expense in the Consolidated Income Statement.
Cost of Nonpension Postretirement Plans
The following tables provides the components of the cost for the company’s nonpension postretirement plans.

($ in millions)	U.S. Plan		Non-U.S. Plans
For the three months ended September 30:	2026	2025	2026	2025
Service cost	$0	$0	$0	$1
Interest cost (1)	25	28	12	11
Expected return on plan assets (1)	—	—	0	0
Amortization of prior service costs/(credits) (1)	(7)	(7)	0	0
Recognized actuarial losses (1)	1	—	0	0
Total nonpension postretirement plans cost recognized in the Consolidated Income Statement	$19	$22	$12	$11

($ in millions)	U.S. Plan		Non-U.S. Plans
For the nine months ended September 30:	2026	2025	2026	2025
Service cost	$1	$1	$1	$1
Interest cost (1)	75	85	35	31
Expected return on plan assets (1)	—	—	0	(1)
Amortization of prior service costs/(credits) (1)	(22)	(22)	0	0
Recognized actuarial losses (1)	2	—	0	1
Total nonpension postretirement plans cost recognized in the Consolidated Income Statement	$56	$65	$36	$33

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

Notes to Consolidated Financial Statements — (continued)
Plan Contributions
The company does not anticipate any significant changes to the expected plan contributions in 2026 from the amounts disclosed in the 2025 Annual Report. The table below includes contributions to the following plans:

($ in millions)	Plan Contributions
For the nine months ended September 30:	2026	2025
U.S. nonpension postretirement benefit plan	$187	$159
Non-U.S. DB and multi-employer plans (1)	22	21
Total plan contributions	$209	$179

(1)Amounts reported net of refunds.
The U.S. nonpension postretirement benefit plan contributions in the table above were made in U.S. Treasury securities. Additionally, during the nine months ended September 30, 2026 and 2025, contributions of $648 million and $580 million, respectively, were made to the Active Medical Trust in U.S. Treasury securities. Contributions made with U.S. Treasury securities are considered a non-cash transaction.
19. Subsequent Events:
On October 21, 2026, the company announced that the Board of Directors approved a quarterly dividend of $1.69 per common share. The dividend is payable December 10, 2026 to stockholders of record on November 10, 2026.

Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026
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

Management Discussion – (continued)
Financial Results Summary — Three Months Ended September 30:

($ and shares in millions, except per share amounts)			Yr.-to-Yr. Percent/ Margin Change
For the three months ended September 30:	2026	2025
Revenue (1)	$17,103	$16,331	4.7%
Gross profit margin	56.8%	57.3%	(0.5)	pts.
Total expense and other (income)	$7,217	$6,931	4.1%
Income from continuing operations before income taxes	$2,497	$2,430	2.8%
Provision for/(benefit from) income taxes from continuing operations	$298	$686	(56.6)%
Income from continuing operations	$2,199	$1,744	26.1%
Income from continuing operations margin	12.9%	10.7%	2.2	pts.
Income/(loss) from discontinued operations, net of tax	$(10)	$0	nm
Net income	$2,190	$1,744	25.6%
Earnings per share from continuing operations - assuming dilution	$2.31	$1.84	25.5%
Consolidated earnings per share - assuming dilution	$2.30	$1.84	25.0%
Weighted-average shares outstanding - assuming dilution	953.5	948.9	0.5%

(1)Year-to-year revenue growth of 6 percent adjusted for currency.
nm - not meaningful
The following table provides the company’s operating (non-GAAP) earnings for the third quarter of 2026 and 2025.

($ in millions, except per share amounts)			Yr.-to-Yr. Percent Change
For the three months ended September 30:	2026	2025
Net income as reported	$2,190	$1,744	25.6%
Income/(loss) from discontinued operations, net of tax	(10)	0	nm
Income from continuing operations	$2,199	$1,744	26.1%
Non-operating adjustments (net of tax):
Acquisition-related charges	542	454	19.3
Non-operating retirement-related costs/(income)	71	10	nm
U.S. tax reform impacts	—	309	(100)
Operating (non-GAAP) earnings (1)	$2,812	$2,517	11.7%
Diluted operating (non-GAAP) earnings per share (1)	$2.95	$2.65	11.3%

(1)Refer to the quarter-to-date "GAAP Reconciliation" on page 65 for additional information.
nm - not meaningful
Financial Performance Summary — Three Months Ended September 30:
In the third quarter of 2026, we reported $17.1 billion in revenue, income from continuing operations of $2.2 billion, and operating (non-GAAP) earnings of $2.8 billion. Diluted earnings per share from continuing operations was $2.31 as reported and $2.95 on an operating (non-GAAP) basis. We generated $4.0 billion in cash from operations and $3.0 billion in free cash flow, and returned $1.6 billion to shareholders in dividends. Our third-quarter performance demonstrates the strength of our portfolio, disciplined execution against our priorities and the continued value clients place on our mission-critical platforms. We believe our strategic investments over the past several years continue to strengthen IBM's position as a software-led Hybrid Cloud and AI platform company and advance our quantum capabilities, a strategic area of differentiation and long-term opportunity.
Total revenue grew 4.7 percent as reported and 5.6 percent adjusted for currency compared to the prior-year period. Software delivered revenue growth of 8.2 percent as reported (8.7 percent adjusted for currency). Consulting revenue was

Management Discussion – (continued)
flat as reported and increased 1.8 percent adjusted for currency. Infrastructure revenue increased 4.2 percent as reported (4.9 percent adjusted for currency).
From a geographic perspective, Americas revenue increased 5.3 percent as reported (5.1 percent adjusted for currency). Europe/Middle East/Africa (EMEA) increased 3.3 percent as reported (4.3 percent adjusted for currency). Asia Pacific increased 5.6 percent as reported (9.6 percent adjusted for currency).
Gross margin of 56.8 percent decreased 0.5 points year to year and operating (non-GAAP) gross margin of 58.5 percent decreased 0.2 points compared to the prior-year period.
Total expense and other (income) increased 4.1 percent in the third quarter of 2026 compared to the third quarter of 2025, driven by our investments in portfolio innovation, and higher non-operating retirement-related costs, partially offset by savings from productivity actions and the effects of currency. Total operating (non-GAAP) expense and other (income) increased 2.3 percent year to year, driven primarily by the same factors as described above, excluding higher non-operating retirement-related costs.
Pre-tax income from continuing operations of $2.5 billion increased 2.8 percent compared to the prior-year period and pre-tax margin declined 0.3 points year to year to 14.6 percent. The continuing operations provision for income taxes was $0.3 billion in the third quarter of 2026, compared to $0.7 billion in the third quarter of 2025, which included a one-time, non-cash income tax charge resulting from the enactment of H.R. 1. Net income from continuing operations of $2.2 billion increased 26.1 percent and net income from continuing operations margin of 12.9 percent increased 2.2 points year to year.
Operating (non-GAAP) pre-tax income from continuing operations of $3.3 billion increased 8.7 percent compared to the third quarter of 2025 and the operating (non-GAAP) pre-tax margin from continuing operations increased 0.7 points to 19.3 percent. The operating (non-GAAP) provision for income taxes was $0.5 billion in both the third quarter of 2026 and the third quarter of 2025. Operating (non-GAAP) income from continuing operations of $2.8 billion increased 11.7 percent and the operating (non-GAAP) income margin from continuing operations of 16.4 percent increased 1.0 point year to year.
Diluted earnings per share from continuing operations of $2.31 increased 25.5 percent and operating (non-GAAP) diluted earnings per share of $2.95 increased 11.3 percent compared to the third quarter of 2025.
Cash provided by operating activities was $4.0 billion in the third quarter of 2026, an increase of $0.9 billion compared to the third quarter of 2025, which includes an increase in cash provided by financing receivables of $0.2 billion. Free cash flow was $3.0 billion, an increase of $0.7 billion versus the prior-year period. Net cash used in investing activities increased $2.1 billion to $2.6 billion compared with the prior-year period. Net cash provided by financing activities was $0.6 billion in the third quarter of 2026, compared to net cash used in financing activities of $3.0 billion in the third quarter of 2025.

Management Discussion – (continued)
Financial Results Summary — Nine Months Ended September 30:

($ and shares in millions, except per share amounts)			Yr.-to-Yr. Percent/ Margin Change
For the nine months ended September 30:	2026	2025
Revenue (1)	$50,182	$47,849	4.9%
Gross profit margin	56.9%	57.2%	(0.3)	pts.
Total expense and other (income)	$22,208	$21,184	4.8%
Income from continuing operations before income taxes	$6,363	$6,185	2.9%
Provision for/(benefit from) income taxes from continuing operations	$782	$1,193	(34.4)%
Income from continuing operations	$5,581	$4,992	11.8%
Income from continuing operations margin	11.1%	10.4%	0.7	pts.
Income/(loss) from discontinued operations, net of tax	$(10)	$1	nm
Net income	$5,571	$4,993	11.6%
Earnings per share from continuing operations - assuming dilution	$5.86	$5.27	11.2%
Consolidated earnings per share - assuming dilution	$5.85	$5.27	11.0%
Weighted-average shares outstanding - assuming dilution	953.0	947.4	0.6%

	At 9/30/2026	At 12/31/2025
Assets	$155,011	$151,880	2.1%
Liabilities	$118,805	$119,139	(0.3)%
Equity	$36,206	$32,740	10.6%

(1)Year-to-year revenue growth of 4 percent adjusted for currency.
nm - not meaningful
The following table provides the company’s operating (non-GAAP) earnings for the first nine months of 2026 and 2025.

($ in millions, except per share amounts)			Yr.-to-Yr. Percent Change
For the nine months ended September 30:	2026	2025
Net income as reported	$5,571	$4,993	11.6%
Income/(loss) from discontinued operations, net of tax	(10)	1	nm
Income from continuing operations	$5,581	$4,992	11.8%
Non-operating adjustments (net of tax):
Acquisition-related charges	1,598	1,326	20.5
Non-operating retirement-related costs/(income)	240	61	295.0
U.S. tax reform impacts	6	307	(98.1)
Operating (non-GAAP) earnings (1)	$7,425	$6,686	11.1%
Diluted operating (non-GAAP) earnings per share (1)	$7.79	$7.06	10.3%

(1)Refer to the year-to-date "GAAP Reconciliation" on page 66 for additional information.
nm - not meaningful
Financial Performance Summary — Nine Months Ended September 30:
In the first nine months of 2026, we reported $50.2 billion in revenue, net income from continuing operations of $5.6 billion, and operating (non-GAAP) earnings of $7.4 billion. Diluted earnings per share from continuing operations was $5.86 as reported and $7.79 on an operating (non-GAAP) basis. We generated $11.8 billion in cash from operations and $7.8 billion in free cash flow, and delivered shareholder returns of $4.8 billion in dividends. Our year-to-date performance reflects the benefits of our productivity initiatives and continued operational discipline. We continue to

Management Discussion – (continued)
maintain a strong liquidity position and a solid investment grade balance sheet, which enable us to invest in our business and return value to shareholders through dividends.
Total revenue grew 4.9 percent as reported and 4.2 percent adjusted for currency compared to the prior-year period. Software grew 8.1 percent as reported (7.0 percent adjusted for currency). Consulting revenue increased 1.5 percent as reported (1.2 percent adjusted for currency). Infrastructure revenue increased 2.7 percent as reported (1.9 percent adjusted for currency).
From a geographic perspective, Americas revenue increased 4.4 percent year to year as reported (3.8 percent adjusted for currency). EMEA increased 7.1 percent (3.9 percent adjusted for currency). Asia Pacific increased 2.3 percent (5.6 percent adjusted for currency).
Gross margin of 56.9 percent decreased 0.3 points and operating (non-GAAP) gross margin of 58.6 percent was essentially flat compared to the prior-year period.
Total expense and other (income) increased 4.8 percent in the first nine months of 2026 versus the prior-year period primarily driven by our investments in portfolio innovation, and higher non-operating retirement-related costs, partially offset by savings from productivity actions and the effects of currency. Total operating (non-GAAP) expense and other (income) increased 3.0 percent year to year, driven primarily by the same factors as described above, excluding the higher non-operating retirement-related costs.
Pre-tax income from continuing operations of $6.4 billion increased 2.9 percent and pre-tax margin was 12.7 percent, a decline of 0.2 points as compared to the first nine months of 2025. The continuing operations provision for income taxes was $0.8 billion in the first nine months of 2026, compared to $1.2 billion in the first nine months of 2025. Net income from continuing operations of $5.6 billion increased 11.8 percent and the net income from continuing operations margin was 11.1 percent, which increased 0.7 points year to year.
Operating (non-GAAP) pre-tax income from continuing operations of $8.7 billion increased 9.4 percent compared to the prior-year period and the operating (non-GAAP) pre-tax margin from continuing operations increased 0.7 points to 17.4 percent. The operating (non-GAAP) provision for income taxes in both the first nine months of 2026 and the first nine months of 2025 was $1.3 billion. Operating (non-GAAP) income from continuing operations of $7.4 billion increased 11.1 percent and the operating (non-GAAP) income margin from continuing operations of 14.8 percent increased 0.8 points year to year.
Diluted earnings per share from continuing operations of $5.86 in the first nine months of 2026 increased 11.2 percent and operating (non-GAAP) diluted earnings per share of $7.79 increased 10.4 percent compared to the first nine months of 2025.
At September 30, 2026, the balance sheet remained strong with financial flexibility to support and invest in the business. Cash and cash equivalents, restricted cash and marketable securities at September 30, 2026 of $11.1 billion decreased $3.4 billion from December 31, 2025 and debt of $63.8 billion at September 30, 2026 increased $2.6 billion. The company continues to make investments in innovation both organically and through acquisitions, including the Confluent acquisition in the first quarter of 2026.
Total assets increased $3.1 billion ($4.3 billion adjusted for currency) from December 31, 2025. Total liabilities decreased $0.3 billion ($0.9 billion adjusted for currency) from December 31, 2025. Total equity of $36.2 billion increased $3.5 billion from December 31, 2025.
Cash provided by operating activities was $11.8 billion in the first nine months of 2026, an increase of $2.6 billion compared to the first nine months of 2025, which includes an increase in cash provided by financing receivables of $1.9 billion. Free cash flow of $7.8 billion increased $0.6 billion versus the prior-year period. Refer to page 72 for additional information on free cash flow. Net cash used in investing activities of $13.5 billion, which includes our investment in the acquisition of Confluent, increased $1.8 billion compared to the prior-year period. Net cash used in financing activities of $2.4 billion increased $2.0 billion compared to the first nine months of 2025.

Management Discussion – (continued)
Third Quarter in Review
Results of Continuing Operations
Segment Details
The following tables present each reportable segment’s revenue and gross margin results, followed by an analysis of the third quarter and the first nine months of 2026 versus the third quarter and first nine months of 2025 reportable segments results.

($ in millions)			Yr.-to-Yr. Percent/Margin Change		Yr.-to-Yr. Percent Change Adjusted For Currency
For the three months ended September 30:	2026	2025
Revenue:
Software	$7,804	$7,209	8.2%		8.7%
Gross margin	82.5%	83.1%	(0.6)	pts.
Consulting	5,335	5,324	0.2%		1.8%
Gross margin	27.4%	29.3%	(1.9)	pts.
Infrastructure	3,707	3,559	4.2%		4.9%
Gross margin	56.7%	57.2%	(0.4)	pts.
Financing	192	200	(3.9)%		(3.3)%
Gross margin	40.7%	45.6%	(4.9)	pts.
Other (1)	66	38	72.1%		75.6%
Gross margin	nm	nm	nm
Total revenue	$17,103	$16,331	4.7%		5.6%
Total gross profit	$9,714	$9,360	3.8%
Total gross margin	56.8%	57.3%	(0.5)	pts.
Non-operating adjustments:
Amortization of acquired intangible assets	289	231	25.5%
Operating (non-GAAP) gross profit	$10,004	$9,591	4.3%
Operating (non-GAAP) gross margin	58.5%	58.7%	(0.2)	pts.

(1)Includes reductions in revenue for estimated residual value less related unearned income on sales-type leases, which reflects the z17 launch in June 2025. Refer to note A, "Significant Accounting Policies," in the company's 2025 Annual Report for additional information.
nm - not meaningful

Management Discussion – (continued)

($ in millions)			Yr.-to-Yr. Percent/Margin Change		Yr.-to-Yr. Percent Change Adjusted For Currency
For the nine months ended September 30:	2026	2025
Revenue:
Software	$22,617	$20,932	8.1%		7.0%
Gross margin	82.6%	83.5%	(0.9)	pts.
Consulting	15,934	15,706	1.5%		1.2%
Gross margin	27.9%	28.0%	(0.1)	pts.
Infrastructure	10,868	10,586	2.7%		1.9%
Gross margin	57.4%	57.7%	(0.3)	pts.
Financing	598	557	7.3%		5.7%
Gross margin	42.2%	45.7%	(3.5)	pts.
Other (1)	165	68	143.7%		128.5%
Gross margin	nm	nm	nm
Total revenue	$50,182	$47,849	4.9%		4.2%
Total gross profit	$28,571	$27,369	4.4%
Total gross margin	56.9%	57.2%	(0.3)	pts.
Non-operating adjustments:
Amortization of acquired intangible assets	813	656	23.9%
Operating (non-GAAP) gross profit	$29,384	$28,025	4.8%
Operating (non-GAAP) gross margin	58.6%	58.6%	0.0	pts.

(1)Includes reductions in revenue for estimated residual value less related unearned income on sales-type leases, which reflects the z17 launch in June 2025. Refer to note A, "Significant Accounting Policies," in the company's 2025 Annual Report for additional information.
nm - not meaningful
Software

($ in millions)			Yr.-to-Yr. Percent Change	Yr.-to-Yr. Percent Change Adjusted For Currency
For the three months ended September 30:	2026	2025
Software revenue:	$7,804	$7,209	8.2%	8.7%
Hybrid Cloud	$2,086	$1,886	10.6%	11.1%
Automation	1,870	1,934	(3.3)	(2.9)
Data	1,738	1,459	19.1	19.6
Transaction Processing	2,111	1,930	9.3	9.9

($ in millions)			Yr.-to-Yr. Percent Change	Yr.-to-Yr. Percent Change Adjusted For Currency
For the nine months ended September 30:	2026	2025
Software revenue:	$22,617	$20,932	8.1%	7.0%
Hybrid Cloud	$5,988	$5,369	11.5%	10.7%
Automation	5,562	5,401	3.0	2.0
Data	4,994	4,194	19.1	18.1
Transaction Processing	6,073	5,967	1.8	0.6

Management Discussion – (continued)
For the third quarter of 2026, Software revenue of $7,804 million increased 8.2 percent as reported (8.7 percent adjusted for currency) compared to the prior-year period led by the combination of strong new business performance, including Confluent, and pipeline closure rates as we completed a significant portion of large deals that failed to close within the expected timelines from the second quarter. Our high-value recurring revenue base, which is approximately 80 percent of Software revenue, continues to deliver solid growth reflecting demand for our offerings. The remaining 20 percent of Software revenue is transactional in nature, which grew in the current period. This performance reinforces our confidence in the strength of the software portfolio.
Revenue performance by line of business in the third quarter compared to the prior-year period was as follows:
Hybrid Cloud (Red Hat) revenue increased 10.6 percent as reported (11.1 percent adjusted for currency) with accelerated bookings growth. OpenShift annual recurring revenue continues to grow and is approximately $2.4 billion. Automation revenue decreased 3.3 percent as reported (2.9 percent adjusted for currency) reflecting a strong prior-year performance, partially offset by growth from HashiCorp. Data revenue increased 19.1 percent as reported (19.6 percent adjusted for currency) driven by the strong performance from Confluent. Transaction Processing revenue increased 9.3 percent as reported (9.9 percent adjusted for currency) driven by demand for this mission-critical software and strong execution against our pipeline, including certain large deals that failed to close from the second quarter.

Across Software, our annual recurring revenue (ARR) was solid at $24.9 billion, and increased approximately $2 billion as reported year to year. This increase reflects the acquisition of Confluent and growth across other areas of our recurring revenue base. ARR is a key performance metric management uses to assess the health and growth trajectory of our Software segment, and is calculated by using the current quarter’s recurring revenue and then multiplying that value by four. This value includes the following consumption models: (1) software subscription agreements, including committed term licenses, (2) as-a-service arrangements such as SaaS and PaaS, and (3) maintenance and support contracts. ARR should be viewed independently of software revenue as this performance metric and its inputs may not represent revenue that will be recognized in future periods.
Revenue performance in the first nine months of 2026 compared to the prior-year period was as follows:
Software revenue of $22,617 million increased 8.1 percent as reported (7.0 percent adjusted for currency) with growth in all lines of business. Hybrid Cloud and Data both grew at double-digit rates, and Automation and Transaction Processing both grew at low-single digit rates. The revenue performance in Software for the first nine months of 2026 reflects contributions from Hybrid Cloud and recent acquisitions, including Confluent and HashiCorp, as well as the investments we have made in organic software innovation.

($ in millions)			Yr.-to-Yr. Percent/ Margin Change
For the three months ended September 30:	2026	2025
Software:
Gross profit	$6,436	$5,989	7.5%
Gross profit margin	82.5%	83.1%	(0.6)	pts.
Segment profit	$2,734	$2,374	15.2%
Segment profit margin	35.0%	32.9%	2.1	pts.

($ in millions)			Yr.-to-Yr. Percent/ Margin Change
For the nine months ended September 30:	2026	2025
Software:
Gross profit	$18,683	$17,480	6.9%
Gross profit margin	82.6%	83.5%	(0.9)	pts.
Segment profit	$7,335	$6,517	12.5%
Segment profit margin	32.4%	31.1%	1.3	pts.

Management Discussion – (continued)
For the third quarter of 2026, Software gross profit margin decreased 0.6 points to 82.5 percent, on a year-to-year basis. Segment profit of $2,734 million increased 15.2 percent and segment profit margin of 35.0 percent increased 2.1 points compared to the prior-year period.
For the first nine months of 2026, Software gross profit margin decreased 0.9 points to 82.6 percent on a year-to-year basis. Segment profit of $7,335 million increased 12.5 percent and segment profit margin of 32.4 percent increased 1.3 points compared to the prior-year period.
Software gross profit margin decline for the third quarter and the first nine months of 2026 compared to the prior-year periods was primarily driven by investments in innovation, and product mix. Segment profit and margin performance for both periods reflect the benefits of our ongoing productivity actions and currency, partially offset by investments in innovation.
Consulting

($ in millions)			Yr.-to-Yr. Percent Change	Yr.-to-Yr. Percent Change Adjusted For Currency
For the three months ended September 30:	2026	2025
Consulting revenue:	$5,335	$5,324	0.2%	1.8%
Strategy and Technology	$2,965	$2,905	2.1%	3.6%
Intelligent Operations	2,370	2,419	(2.0)	(0.4)

($ in millions)			Yr.-to-Yr. Percent Change	Yr.-to-Yr. Percent Change Adjusted For Currency
For the nine months ended September 30:	2026	2025
Consulting revenue:	$15,934	$15,706	1.5%	1.2%
Strategy and Technology	$8,794	$8,607	2.2%	2.0%
Intelligent Operations	7,140	7,100	0.6	0.4
For the third quarter of 2026, Consulting revenue of $5,335 million was essentially flat as reported (increased 1.8 percent adjusted for currency) on a year-to-year basis. Strategy and Technology revenue increased 2.1 percent as reported (3.6 percent adjusted for currency) and Intelligent Operations revenue decreased 2.0 percent as reported (0.4 percent adjusted for currency) compared to the prior-year period. Across Consulting, we continue to see growth driven by demand for application modernization, data and AI transformation, and cybersecurity services as clients deploy AI securely and at scale.

For the first nine months of 2026, Consulting revenue of $15,934 million increased 1.5 percent as reported (1.2 percent adjusted for currency) on a year-to-year basis. Strategy and Technology revenue increased 2.2 percent as reported (2.0 percent adjusted for currency) and Intelligent Operations revenue increased 0.6 percent as reported (0.4 percent adjusted for currency) compared to the prior-year period. Our integrated model, combining deep domain expertise, technology and reusable assets, positions us to help clients capture business value from AI while accelerating time to value.

($ in millions)			Yr.-to-Yr. Percent/ Margin Change
For the three months ended September 30:	2026	2025
Consulting:
Gross profit	$1,462	$1,558	(6.2)%
Gross profit margin	27.4%	29.3%	(1.9)	pts.
Segment profit	$653	$686	(4.8)%
Segment profit margin	12.2%	12.9%	(0.6)	pts.

Management Discussion – (continued)

($ in millions)			Yr.-to-Yr. Percent/ Margin Change
For the nine months ended September 30:	2026	2025
Consulting:
Gross profit	$4,450	$4,400	1.1%
Gross profit margin	27.9%	28.0%	(0.1)	pts.
Segment profit	$1,858	$1,807	2.8%
Segment profit margin	11.7%	11.5%	0.2	pts.
For the third quarter of 2026, Consulting gross profit margin of 27.4 percent decreased 1.9 points on a year-to-year basis. Segment profit of $653 million decreased 4.8 percent and segment profit margin of 12.2 percent decreased 0.6 points compared to the prior-year period. This performance primarily reflects investments we have made in the business, including our digital assets to capture the growing AI opportunity, partially offset by the benefits of our ongoing productivity actions.
For the first nine months of 2026, Consulting gross profit margin of 27.9 percent was essentially flat on a year-to-year basis. Segment profit of $1,858 million increased 2.8 percent and segment profit margin of 11.7 percent was essentially flat compared to the prior-year period. Segment profit performance primarily reflects the benefits of our ongoing productivity actions, partially offset by investments in the business.
Consulting Signings, Book-to-Bill and Backlog

($ in millions)			Yr.-to-Yr. Percent Change	Yr.-to-Yr. Percent Change Adjusted For Currency
For the three months ended September 30:	2026	2025
Total Consulting signings	$5,030	$5,223	(3.7)%	(2.0)%

($ in millions)			Yr.-to-Yr. Percent Change	Yr.-to-Yr. Percent Change Adjusted For Currency
For the nine months ended September 30:	2026	2025
Total Consulting signings	$15,418	$14,950	3.1%	3.2%
For the three and nine months ended September 30, 2026 compared to the prior-year periods, Consulting signings decreased 3.7 percent as reported (2.0 percent adjusted for currency), but increased 3.1 percent as reported (3.2 percent adjusted for currency), respectively. Although signings declined in the third quarter on a year-to-year basis, there was client investment in cybersecurity and data transformation initiatives. Our book-to-bill ratio for the trailing twelve-months was approximately 1.04. Book-to-bill represents the ratio of IBM Consulting signings to its revenue over the same period. The metric is a useful indicator of the demand of our business over time. At September 30, 2026, backlog was $30.2 billion.
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

Management Discussion – (continued)
Infrastructure

($ in millions)			Yr.-to-Yr. Percent Change	Yr.-to-Yr. Percent Change Adjusted For Currency
For the three months ended September 30:	2026	2025
Infrastructure revenue:	$3,707	$3,559	4.2%	4.9%
Hybrid Infrastructure	$2,452	$2,263	8.3%	9.0%
IBM Z			(19.6)	(19.3)
Distributed Infrastructure			31.3	32.3
Infrastructure Support	1,255	1,296	(3.1)	(2.4)

($ in millions)			Yr.-to-Yr. Percent Change	Yr.-to-Yr. Percent Change Adjusted For Currency
For the nine months ended September 30:	2026	2025
Infrastructure revenue:	$10,868	$10,586	2.7%	1.9%
Hybrid Infrastructure	$7,130	$6,775	5.2%	4.7%
IBM Z			(19.6)	(19.8)
Distributed Infrastructure			28.7	28.0
Infrastructure Support	3,738	3,811	(1.9)	(3.0)
For the third quarter of 2026 as compared to the prior-year period, Infrastructure revenue of $3,707 million increased 4.2 percent as reported (4.9 percent adjusted for currency) with an increase in Hybrid Infrastructure of 8.3 percent as reported (9.0 percent adjusted for currency), partially offset by a decline in Infrastructure Support of 3.1 percent as reported (2.4 percent adjusted for currency). Within Hybrid Infrastructure, IBM Z decreased 19.6 percent as reported (19.3 percent adjusted for currency) reflecting product cycle dynamics, and Distributed Infrastructure revenue increased 31.3 percent as reported (32.3 percent adjusted for currency) with continued strong performance in both Storage and Power. The growth in Storage and Power reflects the importance of differentiated infrastructure as clients modernize their environments, address data growth, and support AI at scale.
For the first nine months of 2026 as compared to the prior-year period, Infrastructure revenue of $10,868 million increased 2.7 percent as reported (1.9 percent adjusted for currency) reflecting growth in Distributed Infrastructure, led by double-digit growth in both Power and Storage. IBM Z and Infrastructure Support revenue performance reflects product cycle dynamics from the z17 launch in the second quarter of 2025. The z17 remains our strongest program on record reflecting the security, reliability, scalability and compelling economics of the platform.

($ in millions)			Yr.-to-Yr. Percent/ Margin Change
For the three months ended September 30:	2026	2025
Infrastructure:
Gross profit	$2,103	$2,034	3.4%
Gross profit margin	56.7%	57.2%	(0.4)	pts.
Segment profit	$715	$644	10.9%
Segment profit margin	19.3%	18.1%	1.2	pts.

Management Discussion – (continued)

($ in millions)			Yr.-to-Yr. Percent/ Margin Change
For the nine months ended September 30:	2026	2025
Infrastructure:
Gross profit	$6,234	$6,105	2.1%
Gross profit margin	57.4%	57.7%	(0.3)	pts.
Segment profit	$2,074	$1,857	11.7%
Segment profit margin	19.1%	17.5%	1.5	pts.
For the third quarter of 2026, Infrastructure gross profit margin of 56.7 percent decreased 0.4 points on a year-to-year basis. Infrastructure segment profit of $715 million increased 10.9 percent and segment profit margin of 19.3 percent increased 1.2 points compared to the prior-year period.
For the first nine months of 2026, gross profit margin of 57.4 percent decreased 0.3 points on a year-to-year basis. Infrastructure segment profit of $2,074 million increased 11.7 percent and segment profit margin of 19.1 percent increased 1.5 points compared to the prior-year period.
The Infrastructure gross profit margin declines for the third quarter and first nine months of 2026 compared to prior-year period reflect product mix, partially offset by improvement in Distributed Infrastructure margins. Segment profit and margin performance was driven by our ongoing productivity actions, partially offset by product mix and investment in innovation.
Financing
Refer to pages 73 through 74 for a discussion of Financing’s segment results.
Geographic Revenue
In addition to the revenue presentation by reportable segment, we also measure revenue performance on a geographic basis.

($ in millions)			Yr.-to-Yr. Percent Change	Yr.-to-Yr. Percent Change Adjusted For Currency
For the three months ended September 30:	2026	2025
Total Revenue	$17,103	$16,331	4.7%	5.6%
Americas	$8,576	$8,143	5.3%	5.1%
Europe/Middle East/Africa (EMEA)	5,426	5,251	3.3	4.3
Asia Pacific	3,101	2,936	5.6	9.6

($ in millions)			Yr.-to-Yr. Percent Change	Yr.-to-Yr. Percent Change Adjusted For Currency
For the nine months ended September 30:	2026	2025
Total Revenue	$50,182	$47,849	4.9%	4.2%
Americas	$24,854	$23,811	4.4%	3.8%
Europe/Middle East/Africa (EMEA)	16,302	15,216	7.1	3.9
Asia Pacific	9,027	8,822	2.3	5.6

Management Discussion – (continued)
Geographic revenue performance for the three months ended September 30, 2026 compared to the prior-year period:
Americas revenue of $8,576 million increased 5.3 percent as reported and 5.1 percent adjusted for currency. The U.S. increased 6.6 percent as reported. Canada decreased 3.7 percent as reported and 2.3 percent adjusted for currency. Latin America decreased 1.2 percent as reported and 4.3 percent adjusted for currency, with Brazil decreasing 15.7 percent as reported and 19.0 percent adjusted for currency.
EMEA revenue of $5,426 million increased 3.3 percent as reported and 4.3 percent adjusted for currency. Italy, Germany and the U.K. increased 22.7 percent, 7.8 percent and 1.1 percent, respectively, as reported and 24.7 percent, 9.5 percent and 1.4 percent, respectively, adjusted for currency. France decreased 13.9 percent as reported and 12.5 percent adjusted for currency. The Middle East and Africa region increased 14.3 percent as reported and 12.8 percent adjusted for currency.
Asia Pacific revenue of $3,101 million increased 5.6 percent as reported and 9.6 percent adjusted for currency. Australia and India increased 32.4 percent and 4.2 percent, respectively, as reported and 22.7 percent and 13.8 percent, respectively, adjusted for currency. Japan decreased 3.3 percent as reported, but increased 4.2 percent adjusted for currency.
Geographic revenue performance for the nine months ended September 30, 2026 compared to the prior-year period:
Americas revenue of $24,854 million increased 4.4 percent as reported and 3.8 percent adjusted for currency. The U.S. increased 3.7 percent as reported. Canada decreased 4.4 percent as reported and 5.3 percent adjusted for currency. Latin America increased 14.1 percent as reported and 9.6 percent adjusted for currency, with Brazil increasing 18.2 percent as reported and 12.4 percent adjusted for currency.
EMEA revenue of $16,302 million increased 7.1 percent as reported and 3.9 percent adjusted for currency. The U.K., Italy and Germany increased 10.2 percent, 9.5 percent and 5.8 percent, respectively, as reported and 8.1 percent, 6.0 percent and 2.2 percent, respectively, adjusted for currency. France decreased 0.7 percent as reported and 4.3 percent adjusted for currency. The Middle East and Africa region increased 17.8 percent as reported and 15.8 percent adjusted for currency and represents less than 3 percent of IBM total revenue.
Asia Pacific revenue of $9,027 million increased 2.3 percent as reported and 5.6 percent adjusted for currency. Australia and India increased 18.4 percent and 7.4 percent, respectively, as reported and 8.2 percent and 16.7 percent, respectively, adjusted for currency. Japan decreased 5.7 percent as reported, but increased 1.0 percent adjusted for currency.
Expense
Total Expense and Other (Income)

($ in millions)			Yr.-to-Yr. Percent Change
For the three months ended September 30:	2026	2025
Total expense and other (income)	$7,217	$6,931	4.1%
Non-operating adjustments:
Amortization of acquired intangible assets	$(381)	$(330)	15.4%
Acquisition-related charges	(37)	(29)	26.3
Non-operating retirement-related (costs)/income	(91)	(13)	nm
Operating (non-GAAP) expense and other (income)	$6,708	$6,559	2.3%
Total expense-to-revenue ratio	42.2%	42.4%	(0.2)	pts.
Operating (non-GAAP) expense-to-revenue ratio	39.2%	40.2%	(0.9)	pts.

nm - not meaningful

Management Discussion – (continued)

($ in millions)			Yr.-to-Yr. Percent Change
For the nine months ended September 30:	2026	2025
Total expense and other (income)	$22,208	$21,184	4.8%
Non-operating adjustments:
Amortization of acquired intangible assets	$(1,092)	$(948)	15.2%
Acquisition-related charges	(163)	(118)	39.0
Non-operating retirement-related (costs)/income	(283)	(61)	nm
Operating (non-GAAP) expense and other (income)	$20,669	$20,058	3.0%
Total expense-to-revenue ratio	44.3%	44.3%	0.0	pts.
Operating (non-GAAP) expense-to-revenue ratio	41.2%	41.9%	(0.7)	pts.

nm - not meaningful
For additional information regarding total expense and other (income) for both expense presentations, refer to the following analyses by category.
Selling, General and Administrative Expense

($ in millions)			Yr.-to-Yr. Percent Change
For the three months ended September 30:	2026	2025
Selling, general and administrative expense:
Selling, general and administrative — other	$3,704	$3,873	(4.3)%
Advertising and promotional expense	234	270	(13.4)
Workforce rebalancing charges	15	43	(65.4)
Amortization of acquired intangible assets	381	330	15.4
Stock-based compensation (1)	278	233	19.6
Provision for/(benefit from) expected credit loss expense	8	(1)	nm
Total selling, general and administrative expense	$4,620	$4,748	(2.7)%
Non-operating adjustments:
Amortization of acquired intangible assets	$(381)	$(330)	15.4%
Acquisition-related charges (1)	(47)	(24)	95.9
Operating (non-GAAP) selling, general and administrative expense	$4,193	$4,394	(4.6)%

(1)2026 includes $73 million for awards in connection with acquisitions (including a non-operating adjustment in acquisition related charges of $22 million). 2025 includes $29 million for awards in connection with acquisitions (including a non-operating adjustment in acquisition-related charges of $14 million).
nm - not meaningful

Management Discussion – (continued)

($ in millions)			Yr.-to-Yr. Percent Change
For the nine months ended September 30:	2026	2025
Selling, general and administrative expense:
Selling, general and administrative — other	$11,524	$11,757	(2.0)%
Advertising and promotional expense	847	858	(1.3)
Workforce rebalancing charges	439	377	16.4
Amortization of acquired intangible assets	1,092	948	15.2
Stock-based compensation (1)	776	694	11.8
Provision for/(benefit from) expected credit loss expense	14	27	(50.2)
Total selling, general and administrative expense	$14,691	$14,661	0.2%
Non-operating adjustments:
Amortization of acquired intangible assets	$(1,092)	$(948)	15.2%
Acquisition-related charges (1)	(164)	(107)	54.2
Operating (non-GAAP) selling, general and administrative expense	$13,435	$13,606	(1.3)%

(1)2026 includes $143 million for awards in connection with acquisitions (including a non-operating adjustment in acquisition related charges of $28 million). 2025 includes $74 million for awards in connection with acquisitions (including a non-operating adjustment in acquisition-related charges of $31 million).
Total selling, general and administrative (SG&A) expense decreased 2.7 percent in the third quarter of 2026 versus the prior-year period driven primarily by the following factors:
•Lower spending reflecting the benefits from productivity and the actions taken to transform our operations (8 points); partially offset by
•Higher operating expenses from acquired businesses, as a result of our continued investment to drive our hybrid cloud and AI strategy (4 points); and
•Higher amortization of acquired intangible assets and acquisition-related charges (2 points).
Operating (non-GAAP) SG&A expense decreased 4.6 percent year to year primarily driven by the same factors above, excluding the higher amortization of acquired intangible assets and acquisition-related charges.
Total SG&A expense increased 0.2 percent in the first nine months of 2026 versus the prior-year period driven primarily by the following factors:
•Higher operating expenses from acquired businesses, as a result of our continued investment to drive our hybrid cloud and AI strategy (3 points);
•Higher amortization of acquired intangible assets and acquisition-related charges (1 point);
•The effects of currency (1 points); partially offset by
•Lower spending reflecting the benefits from productivity and the actions taken to transform our operations (5 points).
Operating (non-GAAP) SG&A expense decreased 1.3 percent year to year primarily driven by lower spending reflecting the benefits from productivity initiatives and actions taken to transform our operations, partially offset by higher operating expenses from acquired businesses and the effects of currency.
Expected credit loss expense was a provision of $14 million in the first nine months of 2026 compared to $27 million in the prior-year period. The year-to-year change was primarily driven by a higher release of general reserves partially offset by higher specific reserves in the current year. Refer to "Receivables and Allowances" section on page 67 for additional information.

Management Discussion – (continued)
Research and Development

($ in millions)			Yr.-to-Yr. Percent Change
For the three months ended September 30:	2026	2025
Research and development expense	$2,378	$2,082	14.2%

($ in millions)			Yr.-to-Yr. Percent Change
For the nine months ended September 30:	2026	2025
Research and development expense	$6,863	$6,129	12.0%
Research and development (R&D) expense increased 14.2 percent and 12.0 percent in the third quarter and the first nine months of 2026, respectively, driven by continued organic and inorganic investments to drive innovation in AI, hybrid cloud and quantum.
Intellectual Property and Custom Development Income

($ in millions)			Yr.-to-Yr. Percent Change
For the three months ended September 30:	2026	2025
Intellectual property and custom development income:
Intellectual property income (1)	$50	$39	28.8%
Custom development income	114	180	(36.9)
Total	$164	$219	(25.3)%

($ in millions)			Yr.-to-Yr. Percent Change
For the nine months ended September 30:	2026	2025
Intellectual property and custom development income:
Intellectual property income (1)	$151	$145	4.6%
Custom development income	350	542	(35.5)
Total	$501	$687	(27.0)%

(1)Includes licensing, royalty-based fees and sales.
Total intellectual property and custom development income decreased 25.3 percent and 27.0 percent year to year in the third quarter and first nine months of 2026, respectively. The timing and amount of licensing and sales of IP may vary significantly from period to period depending upon the timing of licensing agreements, economic conditions, industry consolidation and the timing of new patents and know-how development.

Management Discussion – (continued)
Other (Income) and Expense

($ in millions)			Yr.-to-Yr. Percent Change
For the three months ended September 30:	2026	2025
Other (income) and expense:
(Gains)/losses on foreign currency transactions	$(52)	$(84)	(38.2)%
(Gains)/losses on derivative instruments	21	162	(87.2)
Interest income	(87)	(150)	(41.9)
Net (gains)/losses from securities and investment assets (1)	18	(3)	nm
Retirement-related costs/(income)	91	13	nm
Other (2)	(100)	(110)	(9.6)
Total other (income) and expense	$(109)	$(173)	(36.9)%
Non-operating adjustments:
Acquisition-related charges	$0	$(6)	(100.0)%
Non-operating retirement-related (costs)/income	(91)	(13)	nm
Operating (non-GAAP) other (income) and expense	$(200)	$(191)	4.8%

($ in millions)			Yr.-to-Yr. Percent Change
For the nine months ended September 30:	2026	2025
Other (income) and expense:
(Gains)/losses on foreign currency transactions	$(487)	$1,131	nm
(Gains)/losses on derivative instruments	560	(881)	nm
Interest income	(325)	(513)	(36.6)%
Net (gains)/losses from securities and investment assets (1)	(97)	8	nm
Retirement-related costs/(income)	283	61	nm
Other (2)	(230)	(181)	26.7
Total other (income) and expense	$(296)	$(376)	(21.5)%
Non-operating adjustments:
Acquisition-related charges	$1	$(7)	nm
Non-operating retirement-related (costs)/income	(283)	(61)	nm
Operating (non-GAAP) other (income) and expense	$(578)	$(444)	30.3%

(1) Includes realized and unrealized net (gains)/losses from equity investments.
(2) Includes net (gains)/losses from divestitures and asset sales.
nm - not meaningful
Total other (income) and expense was income of $109 million in the third quarter of 2026, a decrease of $64 million compared to the prior-year period. The year-to-year change was primarily driven by:
•Higher non-operating retirement-related costs of $78 million. Refer to "Retirement-Related Plans" on page 63 for additional information; and
•Lower interest income of $63 million primarily driven by a lower average cash balance in the current year, as well as lower average interest rates; partially offset by
•Net exchange gains (including derivative instruments) in the current year of $32 million versus net exchange losses in the prior year of $77 million.
Operating (non-GAAP) other (income) and expense was income of $200 million in the third quarter of 2026, an increase of $9 million compared to the prior-year period. The year-to-year change was primarily driven by net exchange gains in the current year, including derivative instruments, versus net exchange losses in the prior year, partially offset by lower interest income.

Management Discussion – (continued)
Total other (income) and expense was income of $296 million in the first nine months of 2026, a decrease of $81 million compared to the prior-year period. The year-to-year change was primarily driven by:
•Higher non-operating retirement-related costs of $223 million. Refer to "Retirement-Related Plans" on page 63 for additional information; and
•Lower interest income of $188 million primarily driven by lower average cash balances in the current year, as well as lower average interest rates; partially offset by
•Lower net exchange losses (including derivative instruments) of $177 million; and
•Higher net gains from securities and investment assets of $105 million.
Operating (non-GAAP) other (income) and expense was income of $578 million in the first nine months of 2026, an increase of $134 million compared to the prior-year period. The year-to-year change was primarily driven by lower net exchange losses, including derivative instruments, and higher net gains from securities and investment assets, partially offset by lower interest income.
Interest Expense

($ in millions)			Yr.-to-Yr. Percent Change
For the three months ended September 30:	2026	2025
Interest expense	$491	$492	(0.2)%

($ in millions)			Yr.-to-Yr. Percent Change
For the nine months ended September 30:	2026	2025
Interest expense	$1,451	$1,457	(0.4)%
Interest expense decreased $1 million and $6 million year to year in the third quarter and first nine months of 2026, respectively. In addition, when external borrowings support the Financing business, interest expense is reported in cost of financing on the Consolidated Income Statement. For the third quarter and first nine months of 2026, interest reported in cost of financing was $104 million and $320 million, with year-to-year increases of $9 million and $52 million, respectively.

Management Discussion – (continued)
Retirement-Related Plans
The following tables provide the total pre-tax cost for all retirement-related plans. The operating cost amounts are included in the Consolidated Income Statement within the caption (e.g., Cost, SG&A, R&D) relating to the job function of the plan participants. The non-operating cost amounts are included in other (income) and expense.

($ in millions)			Yr.-to-Yr. Percent Change
For the three months ended September 30:	2026	2025
Retirement-related plans — cost:
Service cost	$130	$134	(2.8)%
Multi-employer plans	3	3	(9.1)
Cost of defined contribution plans	113	116	(2.8)
Total operating costs	$245	$253	(2.9)%
Interest cost	$503	$498	0.9%
Expected return on plan assets	(625)	(645)	(3.1)
Recognized actuarial losses	196	158	23.8
Amortization of prior service costs/(credits)	9	(2)	nm
Curtailments/settlements	2	2	40.4
Other costs	6	0	nm
Total non-operating costs/(income)	$91	$13	nm
Total retirement-related plans — cost	$336	$265	26.8%

($ in millions)			Yr.-to-Yr. Percent Change
For the nine months ended September 30:	2026	2025
Retirement-related plans — cost:
Service cost	$394	$397	(0.7)%
Multi-employer plans	10	10	(0.9)
Cost of defined contribution plans	355	345	2.9
Total operating costs	$758	$751	0.9%
Interest cost	$1,514	$1,468	3.2%
Expected return on plan assets	(1,881)	(1,896)	(0.8)
Recognized actuarial losses	591	467	26.4
Amortization of prior service costs/(credits)	26	(5)	nm
Curtailments/settlements	7	8	(17.9)
Other costs	26	18	40.4
Total non-operating costs/(income)	$283	$61	nm
Total retirement-related plans — cost	$1,041	$812	28.3%

nm - not meaningful
Total pre-tax retirement-related plan cost in the third quarter of 2026 increased by $71 million compared to the third quarter of 2025, primarily driven by an increase in recognized actuarial losses ($38 million), lower expected return on plan assets ($20 million), and an increase in amortization of prior service costs ($10 million). Total cost for the first nine months of 2026 increased by $230 million compared to the first nine months of 2025, primarily driven by an increase in recognized actuarial losses ($124 million), interest cost ($46 million), and amortization of prior service costs ($31 million).
As described in the “Operating (non-GAAP) Earnings” section on page 45, management characterizes certain retirement-related costs as operating and others as non-operating. Utilizing this characterization, operating retirement-related costs in the third quarter of 2026 were $245 million, a decrease of $7 million compared to the third quarter of 2025. For the first nine months of 2026, operating retirement-related costs were $758 million, an increase of $7 million compared

Management Discussion – (continued)
to the prior-year period. Non-operating costs were $91 million in the third quarter of 2026 compared to $13 million in the prior-year period and $283 million for the first nine months of 2026 compared to $61 million in the prior-year period. The year-to-year increases in non-operating costs for the periods presented were driven by the same factors as described in the total pre-tax retirement plan cost above.
Taxes
The continuing operations provision for income taxes was $298 million in the third quarter of 2026, compared to $686 million in the third quarter of 2025. The year-to-year change is primarily driven by the one-time, non-cash income tax charge recorded in the third quarter of 2025 resulting from the enactment of H.R. 1. This charge did not impact our operating (non-GAAP) tax expense. The operating (non-GAAP) provision for income taxes was $483 million in the third quarter of 2026, compared to $516 million in the third quarter of 2025.
The continuing operations provision for income taxes for the first nine months of 2026 was $782 million, compared to $1,193 million for the first nine months of 2025. The year-to-year change is primarily driven by the same factor as described above. The operating (non-GAAP) provision for income taxes in the first nine months of 2026 was $1,290 million, compared to $1,282 million in the first nine months of 2025.
IBM’s tax provision and effective tax rate are impacted by recurring and discrete factors including the geographical mix of income before taxes, changes in business operations, incentives, specific transactions, changes in unrecognized tax benefits, settlement of income tax audits, and changes in tax laws or regulations. The GAAP tax provision and effective tax rate could also be affected by adjustments to the previously recorded charges for U.S. tax reform attributable to changes in law, new regulations and guidance, and audit adjustments, among others.
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

($ in millions, except per share amounts)	GAAP	Acquisition- Related Adjustments		Retirement- Related Adjustments		U.S. Tax Reform Impacts		Operating (non-GAAP)
For the three months ended September 30, 2026:
Gross profit	$9,714	$289		$—		$—		$10,004
Gross profit margin	56.8%	1.7	pts.	—	pts.	—	pts.	58.5%
SG&A	$4,620	$(428)		$—		$—		$4,193
Other (income) and expense	(109)	0		(91)		—		(200)
Total expense and other (income)	7,217	(418)		(91)		—		6,708
Pre-tax income from continuing operations	2,497	707		91		—		3,295
Pre-tax margin from continuing operations	14.6%	4.1	pts.	0.5	pts.	—	pts.	19.3%
Provision for/(benefit from) income taxes (1)	$298	$166		$20		$—		$483
Effective tax rate	11.9%	2.5	pts.	0.3	pts.	—	pts.	14.7%
Income from continuing operations	$2,199	$542		$71		$—		$2,812
Income margin from continuing operations	12.9%	3.2	pts.	0.4	pts.	—	pts.	16.4%
Diluted earnings per share from continuing operations	$2.31	$0.57		$0.07		$—		$2.95

($ in millions, except per share amounts)	GAAP	Acquisition- Related Adjustments		Retirement- Related Adjustments		U.S. Tax Reform Impacts		Operating (non-GAAP)
For the three months ended September 30, 2025:
Gross profit	$9,360	$231		$—		$—		$9,591
Gross profit margin	57.3%	1.4	pts.	—	pts.	—	pts.	58.7%
SG&A	$4,748	$(354)		$—		$—		$4,394
Other (income) and expense	(173)	(6)		(13)		—		(191)
Total expense and other (income)	6,931	(359)		(13)		—		6,559
Pre-tax income from continuing operations	2,430	590		13		—		3,033
Pre-tax margin from continuing operations	14.9%	3.6	pts.	0.1	pts.	—	pts.	18.6%
Provision for/(benefit from) income taxes (1)	$686	$136		$3		$(309)		$516
Effective tax rate	28.2%	(1.0)	pts.	0.0	pts.	(10.2)	pts.	17.0%
Income from continuing operations	$1,744	$454		$10		$309		$2,517
Income margin from continuing operations	10.7%	2.8	pts.	0.1	pts.	1.9	pts.	15.4%
Diluted earnings per share from continuing operations	$1.84	$0.48		$0.01		$0.33		$2.65

(1)The tax impact on operating (non-GAAP) pre-tax income from continuing operations is calculated under the same accounting principles applied to the GAAP pre-tax income.

Management Discussion – (continued)

($ in millions, except per share amounts)	GAAP	Acquisition- Related Adjustments		Retirement- Related Adjustments		U.S. Tax Reform Impacts		Operating (non-GAAP)
For the nine months ended September 30, 2026:
Gross profit	$28,571	$813		$—		$—		$29,384
Gross profit margin	56.9%	1.6	pts.	—	pts.	—	pts.	58.6%
SG&A	$14,691	$(1,257)		$—		$—		$13,435
Other (income) and expense	(296)	1		(283)		—		(578)
Total expense and other (income)	22,208	(1,256)		(283)		—		20,669
Pre-tax income from continuing operations	6,363	2,069		283		—		8,715
Pre-tax margin from continuing operations	12.7%	4.1	pts.	0.6	pts.	—	pts.	17.4%
Provision for/(benefit from) income taxes (1)	$782	$470		$43		$(6)		$1,290
Effective tax rate	12.3%	2.5	pts.	0.1	pts.	(0.1)	pts.	14.8%
Income from continuing operations	$5,581	$1,598		$240		$6		$7,425
Income margin from continuing operations	11.1%	3.2	pts.	0.5	pts.	0.0	pts.	14.8%
Diluted earnings per share from continuing operations	$5.86	$1.68		$0.25		$0.01		$7.79

($ in millions, except per share amounts)	GAAP	Acquisition- Related Adjustments		Retirement- Related Adjustments		U.S. Tax Reform Impacts		Operating (non-GAAP)
For the nine months ended September 30, 2025:
Gross profit	$27,369	$657		$—		$—		$28,025
Gross profit margin	57.2%	1.4	pts.	—	pts.	—	pts.	58.6%
SG&A	$14,661	$(1,055)		$—		$—		$13,606
Other (income) and expense	(376)	(7)		(61)		—		(444)
Total expense and other (income)	21,184	(1,066)		(61)		—		20,058
Pre-tax income from continuing operations	6,185	1,723		61		—		7,968
Pre-tax margin from continuing operations	12.9%	3.6	pts.	0.1	pts.	—	pts.	16.7%
Provision for/(benefit from) income taxes (1)	$1,193	$396		$0		$(307)		$1,282
Effective tax rate	19.3%	0.8	pts.	(0.2)	pts.	(3.9)	pts.	16.1%
Income from continuing operations	$4,992	$1,326		$61		$307		$6,686
Income margin from continuing operations	10.4%	2.8	pts.	0.1	pts.	0.6	pts.	14.0%
Diluted earnings per share from continuing operations	$5.27	$1.40		$0.06		$0.32		$7.06

(1)The tax impact on operating (non-GAAP) pre-tax income from continuing operations is calculated under the same accounting principles applied to the GAAP pre-tax income.

Management Discussion – (continued)
Financial Position
Dynamics
Our balance sheet at September 30, 2026 continues to provide us with financial flexibility to support and invest in the business.
Cash and cash equivalents, restricted cash and marketable securities at September 30, 2026 were $11,106 million, a decrease of $3,364 million compared to December 31, 2025. Total debt of $63,817 million at September 30, 2026 increased $2,557 million compared to December 31, 2025. We continue to manage our debt levels while being acquisitive and without sacrificing investments in our business.
In the first nine months of 2026, we generated $11,791 million in cash from operating activities, an increase of $2,639 million compared to the first nine months of 2025. Our free cash flow for the nine months ended September 30, 2026 was $7,787 million, an increase of $606 million versus the prior-year period. Refer to pages 71 through 72 for additional information on free cash flow. We returned $4,762 million to shareholders through dividends in the first nine months of 2026 and invested $11,364 million in acquisitions, including Confluent, which completed in the first quarter.
Our pension plans were well funded at the end of 2025, with worldwide qualified plans funded at 116 percent. Overall pension funded status as of the end of September 2026 was fairly consistent with year-end 2025. Refer to “Retirement-Related Plans” on page 30 in our 2025 Annual Report for additional information.
IBM Working Capital

($ in millions)	At September 30, 2026	At December 31, 2025
Current assets	$31,192	$36,944
Current liabilities	36,485	38,658
Working capital	$(5,293)	$(1,714)
Current ratio	0.85:1	0.96:1
Working capital decreased $3,579 million from the year-end 2025 position. Current assets decreased $5,752 million ($5,285 million adjusted for currency) primarily due to the decline in cash and cash equivalents, restricted cash and marketable securities, which included the reductions for the acquisition of Confluent in the first quarter, along with decreases in receivables related to collections of seasonally higher year-end balances, partially offset by an increase in inventory to support anticipated customer demand. Current liabilities decreased $2,173 million ($1,933 million adjusted for currency) primarily driven by a decrease in deferred income due to seasonality and lower taxes payable.
Receivables and Allowances
Roll Forward of Total IBM Receivables Allowance for Credit Losses

($ in millions)
January 1, 2026	Additions / (Releases) (1)	Write-offs (2)	Foreign currency and other	September 30, 2026
$276	$16	$(36)	$8	$264

(1)Additions/(Releases) for allowance for credit losses are recorded in expense.
(2)Refer to note A, “Significant Accounting Policies,” in our 2025 Annual Report for additional information regarding allowance for credit loss write-offs.
Excluding receivables classified as held for sale, the total IBM receivables provision coverage was 1.3 percent at September 30, 2026, an increase of 20 basis points compared to December 31, 2025. The increase in coverage is primarily driven by a decrease in total receivables. The majority of the write-offs during the nine months ended September 30, 2026 were related to receivables which had been previously reserved. Refer to Financing's “Balance Sheet and Return on Equity Highlights” on page 74 for additional details regarding the Financing segment receivables and allowances.

Management Discussion – (continued)
Noncurrent Assets and Liabilities

($ in millions)	At September 30, 2026	At December 31, 2025
Noncurrent assets	$123,820	$114,936
Long-term debt	$56,804	$54,836
Noncurrent liabilities (excluding debt)	$25,516	$25,645
Noncurrent assets increased $8,884 million ($9,594 million adjusted for currency) primarily due to an increase in goodwill and intangible assets from the Confluent acquisition.
Long-term debt increased $1,969 million ($2,546 million adjusted for currency) primarily driven by our 2026 debt issuances, partially offset by reclassifications to short-term debt to reflect upcoming maturities within the next twelve months.
Noncurrent liabilities (excluding debt) decreased $130 million (increased $260 million adjusted for currency).
Debt
Our funding requirements are continually monitored as we execute our strategies to manage the overall asset and liability profile. Additionally, we maintain sufficient flexibility to access global funding sources as needed.

($ in millions)	At September 30, 2026	At December 31, 2025
Total debt	$63,817	$61,260
Financing segment debt (1)	$12,652	$15,093
Non-Financing debt	$51,166	$46,167

(1)Refer to Financing’s “Balance Sheet and Return on Equity Highlights” on page 74 for additional details.
Total debt of $63,817 million increased $2,557 million ($3,132 million adjusted for currency) from December 31, 2025, primarily driven by proceeds from issuances of $9,415 million, partially offset by maturities of $7,261 million.
Non-Financing debt of $51,166 million increased $4,999 million ($5,504 million adjusted for currency) from December 31, 2025, primarily driven by the same dynamics as described above.

Financing segment debt of $12,652 million decreased $2,442 million ($2,372 million adjusted for currency) from December 31, 2025, primarily due to lower funding requirements associated with financing receivables.
Financing provides financing solutions predominantly for IBM’s external client assets, and the debt used to fund Financing assets is primarily comprised of intercompany loans. Total debt changes generally correspond with the level of client and commercial financing receivables, the level of cash and cash equivalents, the change in intercompany and external payables, and the change in intercompany investment from IBM. The terms of the intercompany loans are set by the company to substantially match the term, currency and interest rate variability underlying the financing receivable. The Financing debt-to-equity ratio remained at 9.0 to 1 at September 30, 2026.
In the Consolidated Income Statement, when external borrowings support the Financing business, interest expense is presented in cost of financing. Refer to note 12, “Borrowings,” for additional information.
Equity
Total equity increased $3,466 million from December 31, 2025, primarily driven by net income of $5,571 million and an increase in common stock issuances of $1,821 million, partially offset by dividends paid of $4,762 million.

Management Discussion – (continued)
Cash Flow
Our cash flows from operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flows on page 7, are summarized in the table below. These amounts also include the cash flows associated with the Financing business.

($ in millions)
For the nine months ended September 30:	2026	2025
Net cash provided by/(used in):
Operating activities	$11,791	$9,153
Investing activities	(13,539)	(11,719)
Financing activities	(2,402)	(423)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(209)	429
Net change in cash, cash equivalents and restricted cash	$(4,359)	$(2,561)
Net cash provided by operating activities increased $2,639 million as compared to the first nine months of 2025. This was due to an increase in cash provided by total receivables, primarily driven by financing receivables, and an increase in performance-related improvements within net income, partially offset by higher cash taxes and net interest expense.

Net cash used in investing activities increased $1,820 million primarily due to higher cash used for acquisitions, reflecting the impact of the Confluent acquisition compared with the HashiCorp acquisition in the prior‑year period. This increase was partially offset by lower net cash used in purchases of marketable securities and other investments, including proceeds from the sale of marketable securities acquired in the Confluent acquisition.

Net cash used in financing activities increased $1,979 million driven by lower net proceeds from debt in the current-year period, partially offset by cash provided by noncontrolling interest transactions (refer to "Other Transactions" in note 5, "Acquisition, Divestitures and Other Transactions," for additional information).
Looking Forward
Hybrid cloud and Super Intelligence remain the two most consequential technologies for enterprise performance. These technologies are no longer viewed as incremental tools, but as platforms that are fundamentally transforming how businesses scale, compete, and operate.
AI is changing the economics of enterprise operations, and is entering its next phase. To capture this opportunity and build a competitive advantage, businesses must go beyond deploying more models or building more agents, the advantage will belong to companies that can operate AI securely, efficiently and sustainably across the enterprise with infrastructure that secures and optimizes operations, and the hybrid cloud foundation that provides flexibility without lock-in. The portfolio of AI offerings we have built, including cost efficient, fit-for-purpose open-source models deployed in hybrid environments, is focused on helping businesses scale AI and generate return through productivity improvements and automation. In Software, IBM watsonx provides a robust portfolio of AI products for developing AI apps, managing data, and governing the entire lifecycle of AI models and AI agents, with full control over cost, security, sovereignty, and performance. Our watsonx platform and watsonx Orchestrate help enterprises deploy AI by connecting agents, models, and workflows with governance and security. As more agents are deployed, enterprises need to know who each agent is, what authority it has and what it can access. HashiCorp Vault allows clients to register, authorize, audit and revoke agents. We continue to see Infrastructure play a critical role with IBM Z delivering enhanced AI acceleration through multi-model AI capabilities, low unit cost architecture at scale for workloads that require end-to-end encryption, continued availability, and ultra-high throughput. In July, we introduced a smaller LinuxONE system that allows clients to address data center space and costs constraints while offering the security, resiliency and real time inferencing the IBM Z platform can deliver. In Consulting, AI is both a growth driver and a productivity engine. Our experts are helping clients design and execute AI strategies by leveraging the IBM Consulting Advantage platform, an AI delivery platform designed to implement solutions at scale, transforming how our consultants work. As agents take on more work, delivery becomes faster, more software driven, and more scalable.

AI is a powerful productivity driver for our clients and for IBM. We are transforming our enterprise operations, driving efficiency and cost savings with our Client Zero approach, leveraging technology and embedding AI in our own

Management Discussion – (continued)
workflows. Our developer workforce is using IBM Bob, our AI-based software development system that automates the full software lifecycle, driving developer productivity and predictable enterprise costs. IBM Bob, which became generally available in March, is helping clients build enterprise-ready AI applications and agents while creating a natural pathway to adoption of watsonx Orchestrate and IBM's broader AI platform.

We remain focused on accelerating the speed and scale of our innovation. In the second quarter, we launched Lightwell, an investment to establish a trusted enterprise clearinghouse, combined with a global workforce of engineers, to address open-source software vulnerabilities at scale, which became generally available in July. We also continue to invest in emerging technologies, including quantum, which remains an area of strategic differentiation for IBM and a significant long-term opportunity. In the second quarter, we announced our plans to invest more than $10 billion in quantum over the next five years, spanning R&D, capital expenditures, manufacturing scaling, mergers and acquisitions, and ecosystem expansion. This quarter we completed the agreement with the U.S. Department of Commerce (DoC) providing a $1 billion CHIPS award to Anderon, an IBM subsidiary. The award will accelerate Anderon’s R&D efforts to advance the nation’s quantum wafer manufacturing capabilities.

To complement our portfolio, we completed     four acquisitions in the first nine months of 2026, including the acquisition of Confluent in the first quarter, which enables enterprises to deploy generative and agentic AI better and faster by providing trusted communication and data flow between environments, applications and APIs.

Our performance over the first nine months of 2026 reflects the strength across our portfolio, disciplined execution against our priorities, and the continued success of our focused strategy around hybrid cloud and AI. Our productivity initiatives generate profit and cash flow growth enabling us to continue to invest in our business while returning value to shareholders. We remain confident in the growth opportunities ahead of us and our ability to capture them.

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
References to “adjusted for currency” or “constant currency” reflect adjustments based upon a simple mathematical formula. However, this constant currency methodology that we utilize to disclose this information does not incorporate any operational actions that management could take to mitigate fluctuating currency rates. Based on the currency rate movements in the third quarter of 2026, revenue from continuing operations increased 4.7 percent as reported and 5.6 percent adjusted for currency compared to the prior year. In the first nine months of 2026, revenue from continuing operations increased 4.9 percent as reported and 4.2 percent at constant currency, compared to the same period in 2025.
At September 30, 2026, currency changes resulted in assets and liabilities denominated in most local currencies being translated into fewer U.S. dollars than at year-end 2025. We use financial hedging instruments to limit specific currency risks related to foreign currency-based transactions.
We translate revenue, cost and expense in our non-U.S. operations at current exchange rates in the reported period. In the third quarter and first nine months of 2026, the impacts from currency translation and hedging to year-to-year pre-tax income, operating (non-GAAP) pre-tax income and segments profit margins were not material. Hedging and certain underlying foreign currency transaction gains and losses are allocated to our segment results. Considering the operational responses mentioned above, movements of exchange rates, and the nature and timing of hedging instruments, it is difficult to predict future currency impacts in any particular period.
For non-U.S. subsidiaries and branches that operate in U.S. dollars or whose economic environment is highly inflationary, translation adjustments are reflected in results of operations. Generally, we manage currency risk in these entities by linking prices and contracts to U.S. dollars.

Management Discussion – (continued)
Liquidity and Capital Resources
In our 2025 Annual Report, on pages 31 to 33, there is a discussion of our liquidity including two tables that present three years of data. The table presented on page 31 includes net cash from operating activities, cash and cash equivalents, restricted cash and short-term marketable securities, and the size of our global credit facilities for each of the past three years. For the nine months ended, or at, as applicable, September 30, 2026, those amounts are $11.8 billion of net cash from operating activities, $11.1 billion of cash and cash equivalents, restricted cash and short-term marketable securities and $10.0 billion in global credit facilities, respectively. While we have no current plans to draw on these credit facilities, they are available as back-up liquidity.
The major rating agencies' ratings on our debt securities at September 30, 2026 appear in the following table and remain unchanged from June 30, 2026.

IBM Ratings:	Standard and Poor's	Moody’s Investors Service	Fitch Ratings
Senior long-term debt	A-	A3	A-
Commercial paper	A-2	Prime-2	F1
We have financial flexibility, supported by our strong liquidity position and cash flows, to operate at a single A credit rating. Debt levels have increased $2.6 billion ($3.1 billion adjusted for currency) from December 31, 2025. During 2026, we issued $9.4 billion of debt for general corporate purposes. Refer to note 12, “Borrowings,” for additional information.
We do not have “ratings trigger” provisions in our debt covenants or documentation, which would allow the holders to declare an event of default and seek to accelerate payments thereunder in the event of a change in credit rating. Our debt covenants are well within the required levels. Our contractual agreements governing derivative instruments contain standard market clauses which can trigger the termination of the agreement if our credit rating were to fall below investment grade. At September 30, 2026, the fair value of those instruments that were in a liability position was $728 million, before any applicable netting, and this position is subject to fluctuations in fair value period to period based on the level of our outstanding instruments and market conditions. We have no other contractual arrangements that, in the event of a change in credit rating, would result in a material adverse effect on our financial position or liquidity.
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

Management Discussion – (continued)
The following is management’s view of cash flows for the first nine months of 2026 and 2025 prepared in a manner consistent with the description above.

($ in millions)
For the nine months ended September 30:	2026	2025
Net cash from operating activities per GAAP	$11,791	$9,153
Less: change in Financing receivables	2,805	905
Net cash from operating activities, excluding Financing receivables	$8,986	$8,248
Capital expenditures, net	(1,200)	(1,067)
Free cash flow	$7,787	$7,181
Change in Financing receivables	2,805	905
Acquisitions	(11,364)	(7,903)
Divestitures	30	(1)
Dividends	(4,762)	(4,681)
Change in total debt	2,157	4,683
Other investing and financing activities (1)	193	(531)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(209)	429
Change in cash, cash equivalents, restricted cash and short-term marketable securities	$(3,364)	$81

(1)Includes noncontrolling interest transactions. Refer to "Other Transactions" in note 5, "Acquisition, Divestitures and Other Transactions," for additional information.

In the first nine months of 2026, we generated $7.8 billion in free cash flow, an increase of $0.6 billion versus the prior-year period driven by performance-related improvements within net income partially offset by increased investments in net capital expenditures, higher cash taxes and net interest expense. In addition, we continued to return value to shareholders with $4.8 billion in dividends, and we invested more than $11 billion in acquisitions, including Confluent which completed in the first quarter.
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
With respect to pension funding, our pension plans remain well funded as of the end of September 2026. Our expected 2026 contributions and pre-tax retirement-related plan costs remain fairly consistent with the expectations disclosed in the 2025 Annual Report. Refer to “Retirement-Related Plans” on page 30 in our 2025 Annual Report for additional information. Financial market performance could increase the legally mandated minimum contributions in certain non-U.S. countries that require more frequent remeasurement of the funded status. We are not quantifying any further impact from pension funding because it is not possible to predict future movements in the capital markets or changes in pension plan funding regulations. In 2026, we are not legally required to make any contributions to the U.S. defined benefit pension plans and our legally required contributions to certain non-U.S. defined benefit plans are not expected to be material.
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
Results of Operations

($ in millions)			Yr.-to-Yr. Percent Change/Margin Change		Yr.-to-Yr. Percent Change Adjusted For Currency
For the three months ended September 30:	2026	2025
Revenue	$192	$200	(3.9)%		(3.3)%
Segment profit (1)	$108	$123	(12.5)%
Segment profit margin	56.1%	61.6%	(5.5)	pts.

($ in millions)			Yr.-to-Yr. Percent Change/Margin Change		Yr.-to-Yr. Percent Change Adjusted For Currency
For the nine months ended September 30:	2026	2025
Revenue	$598	$557	7.3%		5.7%
Segment profit (1)	$334	$371	(9.9)%
Segment profit margin	55.9%	66.5%	(10.7)	pts.

(1)Intercompany financing activities are reflected in segment profit and are eliminated in IBM’s consolidated financial results.
For the three months ended September 30, 2026, Financing revenue decreased 3.9 percent as reported (3.3 percent adjusted for currency) compared to the prior-year period driven by a reduction in used equipment sales. For the nine months ended September 30, 2026, Financing revenue increased 7.3 percent as reported (5.7 percent adjusted for currency) compared to the prior-year period primarily driven by an increase in client financing assets.
Segment profit decreased 12.5 percent to $108 million and segment profit margin decreased 5.5 points to 56.1 percent in the third quarter of 2026 compared to the prior-year period. The decrease in segment profit was driven by lower intercompany financing net other income for sales of returned leased equipment to Infrastructure, which is eliminated in IBM's consolidated financial results and reflects IBM Z product cycle dynamics, and by higher unallocated credit loss reserve requirements in the current period which reflects current economic conditions. For the nine months ended September 30, 2026, segment profit decreased 9.9 percent to $334 million and segment profit margin decreased 10.7 points to 55.9 percent compared to the prior-year period. The decrease in segment profit was driven by the same IBM Z product cycle dynamics above.

Management Discussion – (continued)
Balance Sheet and Return on Equity Highlights

($ in millions)	At September 30, 2026	At December 31, 2025
Client financing receivables (1)	$11,708	$13,192
Commercial financing receivables (1) (2)	$1,548	$2,992
Financing Segment Debt (3)	$12,652	$15,093
Equity	$1,406	$1,678

(1)Refer to note 9, “Financing Receivables,” for additional information.
(2)Includes both held for investment and held for sale receivables.
(3)Financing segment debt is primarily comprised of intercompany loans.
Return on equity was 25.0 percent compared to 32.0 percent for the three months ended September 30, 2026 and 2025, respectively. The decrease was primarily driven by a decrease in net income consistent with the decline in segment profit described above. Return on equity was 24.8 percent compared to 32.7 percent for the nine months ended September 30, 2026 and 2025, respectively. The decrease was primarily driven by higher average equity and a decrease in net income consistent with the decline in segment profit as described above. For the three and nine months ended September 30, 2026, return on equity is calculated as annualized after-tax segment profit divided by the average of the ending equity for Financing for the last two quarters and four quarters, respectively. Annualized after-tax segment profit is a function of IBM's provision for income taxes determined on a consolidated basis.
The following table presents Client financing and Commercial financing receivables excluding receivables classified as held for sale.

($ in millions)	At September 30, 2026	At December 31, 2025
Amortized cost	$12,602	$15,193
Specific allowance for credit losses	79	88
Unallocated allowance for credit losses	41	53
Total allowance for credit losses	120	141
Net financing receivables	$12,482	$15,052
Allowance for credit losses coverage	1.0%	0.9%
The percentage of Financing segment receivables reserved increased from 0.9 percent at December 31, 2025 to 1.0 percent at September 30, 2026, primarily driven by the decline in amortized cost resulting from seasonally higher year-end financing receivables balances.
We continue to apply our rigorous credit policies. Approximately 78 percent of the total external portfolio was with investment grade clients, a decrease of 1 point compared to December 31, 2025. This investment grade percentage is based on the credit ratings of the companies in the portfolio and reflects certain mitigating actions taken to reduce the risk to IBM. For additional information relating to the company's credit quality and mitigation actions, including sales of receivables, refer to note 9, “Financing Receivables.”

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

Part II — Other Information
Item 1. Legal Proceedings
Refer to note 14, “Contingencies,” in this Form 10-Q.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Repurchases of Equity Securities
The following table provides information relating to the company’s repurchase of common stock for the third quarter of 2026.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under The Program (1)
July 1, 2026 - July 31, 2026	—	$—	—	$2,007,611,768

August 1, 2026 - August 31, 2026	—	$—	—	$2,007,611,768

September 1, 2026 - September 30, 2026	—	$—	—	$2,007,611,768

Total	—	$—	—

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
Item 5. Other Information
Insider Trading Arrangements
None.

Item 6. Exhibits

Exhibit Number

4.1
The instruments defining the rights of the holders of the 4.100% Notes due 2030 and the 4.750% Notes due 2034 are Exhibits 4.1 and 4.2 to Form 8-K, filed August 14, 2026, and are hereby incorporated by reference.

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

International Business Machines Corporation
(Registrant)

Date:	October 21, 2026
		By:	/s/ Nicolás A. Fehring
Nicolás A. Fehring
Vice President and Controller